Form 10-Q
period 2021-09-30
Candel Therapeutics, Inc.
filed 2021-11-12
CIK 1841387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 11, 2021, the registrant had 28,689,842 shares of common stock, $0.01 par value per share, outstanding.

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

SUMMARY OF RISK FACTORS

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in Part II, Item 1A - Risk Factors in this Form 10-Q. These risks include, among others:

•
We are a biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. To date, we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years and may never achieve or maintain profitability. Our net loss was $37.7 million and $7.2 million for the nine months ended September 30, 2021 and 2020, respectively.
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
•
Some of our product candidates may be studied in investigator initiated trials, which means we will have minimal or no control over the conduct of such trials.
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

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Candel Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Assets
Current assets:
Cash and cash equivalents	$88,385	$35,053
Prepaid expenses and other current assets	2,565	93
Total current assets	90,950	35,146
Fixed assets, net	4,587	2,787
Other long-term assets	423	349
Total assets	$95,960	$38,282
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$925	$921
Accrued expenses	3,243	3,142
Other current liabilities	229	187
Paycheck protection program loan	—	463
Total current liabilities	4,397	4,713
Deferred revenue	31	125
Deferred rent	554	632
Long-term debt	541	483
Warrant liability	27,450	6,831
Total liabilities	32,973	12,784
Commitments and contingencies (Note 12)
Convertible preferred stock:
Series B convertible preferred stock, $0.01 par value; 0 and 11,155,506 shares authorized, issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	—	26,560
Series C convertible preferred stock, $0.01 par value; 0 and 6,032,170 shares authorized, issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	—	22,500
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized at September 30, 2021, no shares issued or outstanding at September 30, 2021 and December 31, 2020, respectively.	—	—
Common stock, $0.01 par value; 150,000,000 and 75,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively. Shares issued and outstanding 28,689,842 and 11,635,094 at September 30, 2021 and December 31, 2020, respectively.	286	116
Additional paid-in capital	144,592	20,493
Accumulated deficit	(81,891)	(44,171)
Total stockholders’ equity (deficit)	62,987	(23,562)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$95,960	$38,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Research and development service revenue, related party	$31	$31	$94	$94
Operating expenses:
Research and development	5,265	1,813	11,324	5,220
General and administrative	2,795	967	6,756	2,559
Total operating expenses	8,060	2,780	18,080	7,779
Loss from operations	(8,029)	(2,749)	(17,986)	(7,685)
Other income (expense):
Grant income	131	154	927	473
Interest, dividend and investment income (expense), net	(14)	41	(42)	62
Change in fair value of warrant liability	(8,250)	—	(20,619)	(52)
Total other income (expense), net	(8,133)	195	(19,734)	483
Net loss	$(16,162)	$(2,554)	$(37,720)	$(7,202)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities	—	(4)	—	69
Comprehensive loss	$(16,162)	$(2,558)	$(37,720)	$(7,133)
Net loss per share attributable to common stockholders, basic and diluted	$(0.69)	$(0.22)	$(2.42)	$(0.62)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	23,325,716	11,614,754	15,579,267	11,614,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel ThErapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share amounts)

(unaudited)

	SERIES B CONVERTIBLE PREFERRED STOCK		SERIES C CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY (DEFICIT)
Balance, December 31, 2020	11,155,506	$26,560	6,032,170	$22,500	11,635,094	$116	$20,493	$(44,171)	$(23,562)
Options exercised	—	—	—	—	24,410	—	35	—	35
Warrants exercised	—	—	—	—	75,946	1	429	—	430
Stock-based compensation	—	—	—	—	—	—	2,564	—	2,564
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	—	—	845	—	845
Conversion of Series B Preferred Stock to common stock	(11,155,506)	(26,560)	—	—	4,538,578	45	26,515	—	26,560
Conversion of Series C Preferred Stock to common stock	—	—	(6,032,170)	(22,500)	2,527,820	25	22,475	—	22,500
Proceeds from IPO, net	—	—	—	—	9,887,994	99	71,236	—	71,335
Net loss	—	—	—	—	—	—	—	(37,720)	(37,720)
Balance, September 30, 2021	—	$—	—	$—	28,689,842	$286	$144,592	$(81,891)	$62,987

	SERIES B CONVERTIBLE PREFERRED STOCK		SERIES C CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY (DEFICIT)

Balance, June 30, 2021	11,155,506	$26,560	6,032,170	$22,500	11,731,889	$117	$22,437	$(65,729)	$(43,175)
Warrants exercised	—	—	—	—	3,561	—	20	—	20
Stock-based compensation	—	—	—	—	—	—	1,314	—	1,314
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	—	—	595	—	595
Conversion of Series B Preferred Stock to common stock	(11,155,506)	(26,560)	—	—	4,538,578	45	26,515	—	26,560
Conversion of Series C Preferred Stock to common stock	—	—	(6,032,170)	(22,500)	2,527,820	25	22,475	—	22,500
Proceeds from IPO, net	—	—	—	—	9,887,994	99	71,236	—	71,335
Net loss	—	—	—	—	—	—	—	(16,162)	(16,162)
Balance, September 30, 2021	—	$—	—	$—	28,689,842	$286	$144,592	$(81,891)	$62,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel ThErapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share amounts)

(unaudited)

	SERIES B CONVERTIBLE PREFERRED STOCK		SERIES C CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	EQUITY (DEFICIT)
Balance, December 31, 2019	11,155,506	$26,560	6,032,170	$22,500	11,613,737	$116	$18,356	$(19)	$(26,491)	$(8,038)
Options exercised	—	—	—	—	1,017	—	1	—	—	1
Stock-based compensation	—	—	—	—	—	—	134	—	—	134
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	—	—	220	—	—	220
Unrealized gain on marketable securities	—	—	—	—	—	—	—	69	—	69
Net loss	—	—	—	—	—	—	—	—	(7,202)	(7,202)
Balance, September 30, 2020	11,155,506	$26,560	6,032,170	$22,500	11,614,754	$116	$18,711	$50	$(33,693)	$(14,816)

	SERIES B CONVERTIBLE PREFERRED STOCK		SERIES C CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	EQUITY (DEFICIT)
Balance, June 30, 2020	11,155,506	$26,560	6,032,170	$22,500	11,614,754	$116	$18,628	$54	$(31,139)	$(12,341)
Stock-based compensation	—	—	—	—	—	—	83	—	—	83
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	—	—	—	—	—	—
Unrealized (loss) on marketable securities	—	—	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	—	—	(2,554)	(2,554)
Balance, September 30, 2020	11,155,506	$26,560	6,032,170	$22,500	11,614,754	$116	$18,711	$50	$(33,693)	$(14,816)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(37,720)	$(7,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54	85
Non-cash stock compensation expense	3,409	354
Non-cash interest expense	58	49
Paycheck protection program loan forgiveness	(463)	—
Change in fair value of warrant liability	20,619	52
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,472)	55
Accounts payable	4	827
Accrued expenses	(422)	123
Deferred revenue	(94)	(94)
Deferred rent	(36)	96
Other long term assets	83	—
Net cash used in operating activities	(16,980)	(5,655)
Cash Flows from Investing Activities:
Sale of available-for-sale securities	—	19,296
Purchase of fixed assets	(1,331)	(1,023)
Net cash (used in) provided by investing activities	(1,331)	18,273
Cash Flows from Financing Activities:
Net proceeds from initial public offering	71,335	—
Proceeds from paycheck protection program loan	—	460
Proceeds from warrant exercises	430	—
Proceeds from option exercises	35	1
Net cash provided by financing activities	71,800	461
Net increase in cash	53,489	13,079
Cash, cash equivalents and restricted cash at beginning of period	35,319	5,445
Cash, cash equivalents and restricted cash at end of period	$88,808	$18,524
Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes	$28	$81
Capital expenditures in accounts payable and accrued expenses	$523	$69
Noncash Financing Activity:
Conversion of Series B Preferred Stock to Common Stock	$26,560	$-
Conversion of Series C Preferred Stock to Common Stock	$22,500	$-

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

The Company has funded its operations primarily with proceeds from the sale of its capital stock and convertible notes. The Company has incurred recurring losses since its inception, including a net loss of $37,720 and $17,680 for the nine months ended September 30, 2021, and the year ended December 31, 2020, respectively. In addition, as of September 30, 2021, the Company had an accumulated deficit of $81,891. The Company expects to continue to generate operating losses for the foreseeable future.

On July 29, 2021, the Company completed its initial public offering of common stock, or the IPO, at which time the Company issued 9,000,000 shares of its common stock at a price to the public of $8.00 per share, and on August 13, 2021, the Company issued an additional 887,994 common shares at $8.00 per share as a partial exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds to the Company of $71,335, after deducting underwriting discounts and commissions and offering expenses. Upon closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 7,066,398 shares of common stock.

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

2. Summary of significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (FASB). The FASB sets generally accepted accounting principles ("GAAP") that the Company follows to ensure its financial condition, results of operations, and cash flows are consistently reported. References to GAAP issued by the FASB in these notes to the financial statements are to the FASB Accounting Standards Codification ("ASC").

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included elsewhere in the Company’s final prospectus filed with the SEC on July 29, 2021 pursuant to rule 424(b)(4) relating to the registration statement on Form S-1 (File No. 333-257444).

Use of estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company’s management evaluates its estimates, which include but are not limited to management’s judgments of the useful life of fixed assets, accrued expenses, fair value of common stock prior to the IPO, valuation of share-based awards, valuations of warrants, fair value of debt and income taxes. Actual results could differ from those estimates.

Prior to the IPO, the Company utilized significant estimates and assumptions in determining the fair value of its common stock. The Company has utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation (the Practice Aid), to estimate the fair value of its common stock and warrants. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time of, and the likelihood of, achieving a liquidity event, such as an initial public offering or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

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

Restricted cash

The Company has $423 and $266 of restricted cash as of September 30, 2021 and December 31, 2020 which represents cash held in a restricted bank account under the terms of the Company’s Needham, Massachusetts facility lease and as security for the Company credit card.

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

▪
Level 1—Quoted prices in active markets for identical assets or liabilities.
▪
Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
▪
Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values of cash and cash equivalents, accounts payable, accrued expenses and Paycheck Protection Program ("PPP") loan approximate their fair values due to the short-term nature of these assets and liabilities. The Company’s warrant liability is carried at fair value and is classified as Level 3 measurements. The carrying value of the Company’s long-term debt assumed from the Periphagen transaction is classified as Level 3 (See Note 3).

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

Deferred offering costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of proceeds generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statement of operations. As of September 30, 2021 and December 31, 2020, the Company has included $0 and $83, respectively, of deferred offering costs in other long-term assets.

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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2021 and 2020 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods where the Company reports a net loss attributable to common stockholders, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2021 and 2020.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2021.

The Company is currently evaluating the potential impact ASU 2016-02 may have on its financial position, results of operations, and related footnotes. The Company expects it will elect to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company expects it will make an accounting policy election to keep leases with an initial term of 12 months or less off of its balance sheet. Based on the Company’s initial assessment, this standard will only require capitalization of the lease for its corporate headquarters at 117 Kendrick Street, Needham, Massachusetts.

3. Fair value of financial assets and liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	FAIR VALUE MEASUREMENTS AS OF SEPTEMBER 30, 2021 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Long-term debt	$—	$—	$541	$541
Warrant liability	—	—	27,450	27,450
Total	$—	$—	$27,991	$27,991

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2020 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Long-term debt	$—	$—	$483	$483
Warrant liability	—	—	6,831	6,831
Total	$—	$—	$7,314	$7,314

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

Valuation of warrant liability

In connection with the Series B Convertible Preferred Stock issuance, the Company issued warrants to purchase shares of common stock of which certain warrants are shown as a liability on the balance sheet, see Note 8. The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the warrant liability uses various valuation methods, including the Monte Carlo method, the option-pricing method, probability-weighted expected return and the hybrid method, all of which incorporate assumptions and estimates, to value the common stock warrants. The hybrid method is often used when a company is expecting a liquidity event in the near future and is a combination of the option-pricing and probability-weighted expected return methods. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares of common stock, risk-free interest rate, expected dividend yield, expected volatility of the price of the underlying common stock, and the remaining contractual term of the warrants. The most significant assumption in the model impacting the fair value of the common stock warrants is the fair value of the Company’s common stock as of each remeasurement date. Prior to the IPO, the Company determined the fair value per share of the underlying common stock by taking into consideration the most recent sales of preferred stock, results obtained from third-party valuations and additional factors that are deemed relevant.

The following table provides a roll forward of the aggregate fair values of the Company’s liabilities, for which fair value is determined by Level 3 inputs:

	SERIES B WARRANT LIABILITY	PROMISSORY NOTE
Balance at December 31, 2020	$6,831	$483
Change in fair value	20,619	58
Balance at September 30, 2021	$27,450	$541

4. Fixed assets, net

Fixed assets, net consisted of the following:

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Construction in progress	$2,763	$1,216
Laboratory equipment	1,537	1,237
Furniture and fixtures	112	112
Networking and computer equipment	69	47
Leasehold improvements	294	309
Total fixed assets	$4,775	$2,921
Less accumulated depreciation	(188)	(134)
Fixed assets, net	$4,587	$2,787

Depreciation and amortization expense for the three months ended September 30, 2021 and 2020 was $22 and $44, respectively. Depreciation and amortization expense for the nine months ended September 30, 2021 and 2020 was $54 and $85, respectively.

5. Accrued expenses

Accrued expenses consisted of the following:

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Payroll and employee related expenses	$1,665	$1,198
Third-party research and development expenses	1,035	1,299
Professional fees and other	543	645
	$3,243	$3,142

6. Borrowings under Paycheck Protection Program

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security (the CARES Act), which, among other things, outlines the provisions of the PPP. Section 1106 of the CARES Act contains provisions for the forgiveness of all or a portion of a PPP loan, subject to the satisfaction of certain requirements. The amount eligible for forgiveness is, subject to certain limitations, the sum of the Company’s payroll costs, rent and utilities paid by the Company during the 24-week period beginning on the funding date of the PPP loan.

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

7. Capital stock

Convertible preferred stock

As of December 31, 2020, the Company had authorized 17,187,676 shares of Preferred Stock (the Preferred Stock) and had designated 11,155,506 shares as Series B Convertible Preferred Stock (Series B Preferred) and 6,032,170 shares as Series C Convertible Preferred Stock (Series C Preferred). Since the Preferred Stock was redeemable upon a liquidation event, which is not considered to be within the Company’s control, it has been classified in temporary equity on the accompanying consolidated balance sheets. The carrying value of the Preferred Stock at December 31, 2020 is the proceeds received less issuance costs. Upon closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 7,066,398 shares of common stock.

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

The Preferred Stock had the following rights, preferences, privileges and restrictions:

Voting

The holders of Preferred Stock were entitled to vote together with all other holders of the Company’s voting stock on an “as converted” basis on all matters submitted to a vote of the holders. The Series B Preferred and Series C Preferred stockholders voted as separate classes on certain issues that solely affected their rights and privileges.

Conversion

Each share of Preferred Stock was convertible into one share of common stock, subject to change per certain anti-dilution provisions in the Company’s charter and the reverse stock split discussed below. All shares of Preferred Stock were subject to a mandatory conversion into common stock upon the closing of the sale of shares of common stock to the public of at least $25,000 in a firm commitment underwritten public offering pursuant an effective registration statement under the Securities act of 1933 or upon a vote by or written consent of the requisite number stockholders.

Liquidation preference

Upon a voluntary or involuntary liquidation, dissolution or winding up of the Company, proceeds would have been distributed in the following order:

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

Redemption

The Preferred Stock was not subject to mandatory redemption except in the case of a merger or sale of the Company that would have been approved by greater than 50% of the Series C Preferred and the Series B Preferred.

Preferred stock

The Company has authorized 10,000,000 shares of $0.01 par value preferred stock at September 30, 2021.

Common stock

The Company has authorized 150,000,000 shares of $0.01 par value common stock at September 30, 2021 and had authorized 75,000,000 shares of $0.01 par value common stock at December 30, 2020 of which 28,689,842 and 11,635,094 are issued and outstanding as of September 30, 2021 and December 31, 2020, respectively. Common shares are voting and dividends may be paid when, as and if declared by the board of directors, subject to the limitations and preferences of the Preferred Stock.

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

Initial public offering

The Company completed the IPO, including the partial exercise of the underwriters’ option to purchase additional shares, at which time the Company issued 9,887,994 shares of its common stock at a price to the public of $8.00 per share, resulting in net proceeds to the Company of $71,335, after deducting underwriting discounts and commissions and offering expenses. Upon closing of the IPO, all outstanding shares of the Company’s Preferred Stock automatically converted into 7,066,398 shares of common stock.

8. Warrants

The Company has the following warrants outstanding for the purchase of common stock as of September 30, 2021:

WARRANT	SHARES OF COMMON STOCK SUBJECT TO WARRANTS	EXERCISE PRICE PER SHARE	EXPIRATION DATES
Series B Warrants	3,672,484	$6.81	November 2023
Series B Conditional Warrants	3,672,484	$6.81	November 2023
NC Ohio Trust	162,740	$1.46	March 2029

Series A warrants

In connection with the issuance of Series A Preferred Stock in 2016, the Company issued 220,805 five-year warrants to purchase shares of Series A Preferred Stock at an exercise price of $3.20 per share (the Series A Warrants). In 2018 upon the conversion of the Series A Preferred Stock into common stock, the Series A Warrants became exercisable for common stock at an exercise price of $2.304 per share and the number of warrants outstanding increased to 306,732. Pursuant to the reverse stock split in 2021, the number of warrants outstanding was reduced proportionately, and the exercise price is $5.67 per share. As of September 30, 2021, all Series A Warrants either were expired or were exercised.

Series B warrants

In connection with the November 13, 2018 issuance of Series B Preferred, the Company issued warrants to purchase 3,672,484 shares of common stock for $6.81 per share to the purchaser of the Series B preferred (the Series B Warrants) which are exercisable upon issuance. In addition, the Company issued to the same stockholder additional five-year warrants for the purchase of 3,672,484 shares of common for $6.81 per share which are only exercisable in the event that the Company completes a future financing that meets certain financial milestones or achieves certain share prices (the Conditional Series B Warrants). The Series B Warrants and the Conditional Series B Warrants contain provisions allowing cashless exercise. The Company recorded the Series B Warrants as a component of stockholder’s equity at the time of issuance at their estimated fair value of $2,124 and recorded the Conditional Series B Warrants as a liability on the consolidated balance sheet as the number of shares used to calculate the settlement is not a fixed number of shares.

The Conditional Series B Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. The Company will continue to recognize changes in the fair value of the conditional warrant liability until each Conditional Series B Warrant is exercised, expires or qualifies for equity classification. The Conditional Series B Warrant liability fair value was $27,450 and $6,831 as of September 30, 2021 and December 31, 2020, respectively.

On June 24, 2021, the Company’s board of directors approved and on July 14, 2021 the stockholders approved, effective upon the closing of the IPO, an amendment to the terms of the Series B Warrant and the Conditional Series B Warrants were amended to extend the expiration date from November 2023 to November 2025. In addition, the terms of the Conditional Series B Warrants were amended such that in the event the future financing milestones or certain share prices are achieved, the warrants would only be exercisable in conjunction with the sale of the Company or in November 2025 through a cashless exercise.

NC Ohio trust warrants

On March 20, 2019, the Company established the NC Incorporated Ohio Trust, an irrevocable trust funded by the Company. The beneficiary in the trust agreement has provided past services to the Company for more than 15 years and is a non-employee. The warrant provides the beneficiary the right to purchase 162,740 shares of the Company’s common stock, $0.01 par value at an exercise price of $3.59 per share, subject to adjustments as specified in the warrant agreement. The arrangement is unknown to the beneficiary as the arrangement is a silent trust. The Company recognizes the warrants as compensation expense within the consolidated statement of operations and comprehensive loss when the warrants are granted or at the service inception date if the service inception date precedes the grant date. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value previously used at the service inception date or subsequent reporting dates. As of September 30, 2021 and December 31, 2020, a grant date was not established as there was not a mutual understanding of key terms. The Company remeasures the fair value of the award at each reporting date, as the service date preceded the grant date. The value of the warrants for 162,740 shares of common stock was $1,540 and $695 as of September 30, 2021 and December 31, 2020, respectively, and was recorded as stock compensation expense within research and development expense and a credit to stockholders’ equity in the consolidated financial statements.

9. Stock options, restricted stock and stock—based compensation

The Company’s 2015 Stock Plan, as amended, (the "2015 Plan") provides for the Company to sell or issue common shares or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. The 2015 Plan is administered by the board of directors and exercise prices, vesting and other restrictions are determined at its discretion. All stock option grants are non-statutory stock options except option grants to employees (including officers and directors) intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant, as determined in good faith by the board of directors at its sole discretion. Nonqualified stock options may be granted at an exercise price established by the board of directors at its sole discretion and the vesting periods may vary. Vesting periods are generally four years and are determined by the board of directors. Stock options become exercisable as they vest. Options granted under the 2015 Plan expire no more than ten years from the date of grant. The 2015 Plan continues to govern the terms and conditions of the outstanding awards under the 2015 Plan, although there will be no additional awards under the 2015 Plan as of September 30, 2015.

On July 14, 2021, the Company’s 2021 Equity Incentive Plan, or the 2021 Plan, was approved by the Company’s stockholders, and became effective upon completion of the IPO and serves as the successor to the 2015 Plan. There are

2,054,000 shares of common stock reserved for issuance under the 2021 Plan and 1,966,420 shares remained available for grant as of September 30, 2021. Stock option activity is summarized as follows:

	NUMBER OF STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE
Outstanding as of December 31, 2020	4,013,311	$1.52
Granted	720,211	5.91
Cancelled or forfeited	(14,279)	1.55
Exercised	(24,410)	1.46
Outstanding as of September 30, 2021	4,694,833	$2.20
Exercisable as of September 30, 2021	1,688,516	$1.82
Unvested as of September 30, 2021	3,006,317	$2.41

The fair value of stock options granted was estimated on the grant date using the Black-Scholes option pricing model based on the following weighted-average assumptions:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Expected option life (years)	5.75 - 6.06	-	5.00 - 6.25	6.25 - 10.00
Risk-free interest rate	0.89% - 1.15%	-	0.89% - 1.15%	0.58% - 0.76%
Expected volatility	83.80%	-	83.80% - 89.02%	74.86% - 78.91%
Expected dividend yield	0%	-	0%	0%
Exercise price	$8.00 - $10.84	-	$4.97 - $10.84	$1.55
Fair value of common stock	$8.00 - $10.84	-	$4.97 - $10.84	$1.38 - $1.77

The total fair value of stock options vested during the three and nine months ended September 30, 2021 was $5,804 and $6,858 respectively. The total fair value of stock options vested during the three and nine months ended September 30, 2020 was $1 and $4, respectively.

Stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Research and development	$1,519	$36	$2,035	$199
General and administrative	390	47	1,374	155
Total stock based compensation expense	$1,909	$83	$3,409	$354

As of September 30, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $5,929. The unvested stock-based awards are expected to be recognized over a weighted average period of 2.54 years as of September 30, 2021.

10. Income taxes

During the nine months ended September 30, 2020 and 2021, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

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

11. Exclusive licensing agreement with a related party

In March 2014, the Company entered into an exclusive licensing agreement with Ventagen, LLC ("Ventagen") which provides Ventagen the right to develop products for commercial sale and distribution within Mexico, Belize, Guatemala,

Honduras, El Salvador, Costa Rica, Nicaragua, Panama, Colombia, and Bolivia. Ventagen paid the Company $1,000 upon the signing of the agreement and agreed to a fixed future payment to the Company of $2,500. The future payment will be made upon the achievement of $5,000 of sales of an approved product by Ventagen and is subject to reduction if Ventagen’s costs to develop an approved product exceeds $4,000. In addition to the upfront payment and the future payment, Ventagen agreed to purchase from the Company all manufactured product that is required for clinical or commercial purposes at a price of cost plus 25% of the wholesale price of the approved product subject to a minimum or maximum price. In the event the Company is unable or unwilling to manufacture supply under the terms of the agreement, Ventagen has the right to manufacture its own supply and will be required to pay a fixed fee per dose sold. The Company also agreed to provide certain services to Ventagen related to Ventagen’s development plan. Stockholders of the Company own 49.5% of the voting stock of Ventagen, including 47% by the Company’s founders who are currently senior executives and significant stockholders of the Company, and trusts for the benefit of their children.

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

The Company defers recognition of the portion of the $1,000 non-refundable upfront license fee for the portion of the performance obligations that are not satisfied. The Company recognized revenue of $31 and $94 in each of the three and nine month periods ended September 30, 2021 and 2020, respectively. The license agreement includes a $2,500 potential future milestone payment due to the Company upon successful completion of certain separate, distinct events. At this time, the Company cannot estimate when the milestone-related performance obligations are expected to be achieved and will recognize revenue once satisfaction is probable. There was no additional variable consideration, significant financing components, noncash consideration, or consideration payable to the customer in this agreement.

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

As of September 30, 2021, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

Legal proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

13. Net loss per share

Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Numerator:	2021	2020	2021	2020
Net loss attributable to common stockholders	$(16,162)	$(2,554)	$(37,720)	$(7,202)
Denominator:
Weighted-average shares of common stock outstanding-basic and diluted	23,325,716	11,614,754	15,579,267	11,614,616
Net loss per share attributed to common stockholders-basic and diluted	$(0.69)	$(0.22)	$(2.42)	$(0.62)

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Series B Preferred (as converted to common stock)	-	4,538,578	-	4,538,578
Series C Preferred (as converted to common stock)	-	2,454,195	-	2,454,195
Outstanding warrants for common stock	7,507,708	7,632,518	7,507,708	7,632,518
Outstanding stock options (as converted to common stock)	4,666,353	994,686	4,666,353	994,686
	12,174,061	15,619,977	12,174,061	15,619,977

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

Since our formation, we have devoted substantially all our resources to developing our oncolytic viral immunotherapy and our adenovirus platform, conducting research and development activities, including product candidate development, recruiting skilled personnel, establishing our intellectual property portfolio, raising capital and providing general and administrative support for these operations. We have financed our operations primarily through proceeds from the sale of convertible notes, common stock and our convertible preferred stock. We have raised approximately $160.6 million through a combination of convertible notes, common stock financings, convertible preferred stock financings, and government grants, including the $79.1 million of gross proceeds of the IPO in which we issued and sold 9,887,994 shares of common stock at a price of $8.00 per share, including the partial exercise of the underwriters’ overallotment option.

We were incorporated under the laws of the State of Delaware in June 2003. Our principal executive office is located at 117 Kendrick St, Suite 450, Needham, Massachusetts 02494. On November 30, 2020, we formally changed our name to Candel Therapeutics, Inc., previously Advantagene, Inc. Since our formation, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $37.7 million and $17.7 million for the nine months ended September 30, 2021 and for the year ended December 31, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $81.9 million.

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

▪
advance the development of our product candidate pipeline;
▪
initiate and continue research and preclinical and clinical development of potential new product candidates;
▪
maintain, expand and protect our intellectual property portfolio;
▪
acquire or in-license additional product candidates and technologies;
▪
expand our infrastructure and facilities to accommodate our growing employee base and ongoing development activities;
▪
establish agreements with contract research organizations, or CROs, and third-party contract manufacturing organizations, or CMOs, in connection with our preclinical studies and clinical trials;
▪
develop the manufacturing process and capabilities for future clinical trials and commercialization;

▪
manufacture larger quantities of our product candidates for clinical development and potential commercialization;
▪
seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
▪
establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; and
▪
add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and our transition to operating as a public company.

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

As of September 30, 2021, we had cash and cash equivalents of $88.4 million. We believe the existing cash and cash equivalents on hand as of September 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

To date, we have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of our employees and their families and to reduce the spread of COVID-19. We have established a work policy for our employees under which we encourage all of our employees to work from the office or from home as they feel appropriate. Those employees performing or supporting business-critical operations, such as members of our laboratory and facilities staff, are working on site at our facilities on a daily basis. For those employees who come to work at our facilities, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. We have also maintained efficient communication with our partners and clinical sites as the COVID-19 pandemic has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs. While we have experienced some delays in enrollment and site closures at certain of our third-party clinical trial sites, these delays have not had a material impact on our development timelines for our product candidates. We will continue to monitor developments as we address the disruptions and uncertainties relating to the COVID-19 pandemic. See “Risk Factors” for a discussion of the potential adverse impact of the COVID-19 pandemic on our business, financial condition and results of operations.

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

▪
employee-related costs, including salaries, benefits and stock-based compensation expense, for personnel engaged in research, development and clinical management functions;
▪
expenses incurred under agreements with third party clinical sites for the treatment and follow-up for patients enrolled in our clinical trials;
▪
the cost of acquiring and manufacturing preclinical study materials, including manufacturing registration and validation batches;
▪
acquisition of in-process research and development assets that have no alternative future use;
▪
payments made under third-party licensing agreements;
▪
costs incurred to develop the manufacturing process and capabilities for future clinical trials and commercialization. Our clinical trial material for use in our existing clinical trials was manufactured in prior years;
▪
costs related to compliance with quality and regulatory requirements;
▪
costs of outside consultants, primarily related to regulatory; and
▪
facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and insurance, and other operating costs if specifically identifiable to research and development activities.

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

▪
the scope, rate of progress, expense and results of clinical trials;
▪
our successful enrollment in and completion of clinical trials, including our ability to generate positive data from any such trials;
▪
our ability to add and retain key research and development personnel;
▪
the actual probability of success for our product candidates, including their safety and efficacy, early clinical data, competition, manufacturing capability, and commercial viability;
▪
significant and changing government regulation and regulatory guidance;
▪
the timing and receipt of any marketing approvals;
▪
the progress of the development efforts of parties with whom we may enter into collaboration agreements, and the terms and timing of any additional collaboration agreements, license or other arrangement, including the timing of any payments thereunder;
▪
our ability to complete development, construction and qualification of manufacturing facility;
▪
costs related to manufacturing of our product candidates or to account for any future changes in our manufacturing plans;

▪
our ability to successfully commercialize our product candidates, if and when approved;
▪
raising additional funds necessary to complete clinical development of our product candidates;
▪
our ability to obtain and maintain third-party insurance coverage and adequate reimbursement for our product candidates, if and when approved;
▪
the acceptance of our product candidates, if approved, by patients, the medical community and third-party payors;
▪
effectively competing with other products if our product candidates are approved;
▪
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors resulting from the COVID-19 pandemic or similar public health crisis;
▪
our ability to maintain a continued acceptable safety profile for our therapies following approval;
▪
our ability to obtain and maintain patents, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates, both in the United States and internationally; and
▪
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

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, business development, and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters; professional fees for accounting, auditing, tax and consulting services; director and officer insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities, and other operating costs that are not specifically attributable to research and development activities.

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

Grant income

Grant income consists of amounts received under a grant from the National Institute of Health for development of CAN-2409 for use as a therapy for pancreatic cancer and in the nine months ended September 30, 2021 also includes the forgiveness of the PPP loan.

Interest, dividend, and investment income (expense), net

Interest, dividend and investment income consists of amounts earned on investment of cash equivalents and short-term investments and is net of interest expense on long-term debt and the PPP loan.

Change in fair value of warrant liability

We issued two warrants to PBM ADV Holdings, LLC, one of our Series B preferred stockholders, to purchase up to 7,344,968 shares of our common stock with an exercise price of $6.81 per share, and a warrant to the NC Incorporated Ohio Trust, an irrevocable trust funded by us, to purchase 162,740 shares of our common stock, $0.01 par value, at an exercise price of $3.59 per share, subject to adjustments as specified in the warrant agreement. Certain of those warrants are recorded as a liability on our balance sheet. The warrants recorded as a liability are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the statements of operations and comprehensive loss. We will continue to recognize changes in the fair value of the warrant liability until the warrants are exercised, expire or qualify for equity classification. The fair value of the warrant liability is determined based on significant inputs not observable in the market. The fair value of the warrant liability uses various valuation methods, including the Monte Carlo method, the Black-Scholes option-pricing method, probability-weighted expected return and the hybrid method, all of which incorporate assumptions and estimates, to value the common stock warrants. The hybrid method is often used when a company is expecting a liquidity event in the near future and is a combination of the option-pricing and probability-weighted expected return methods. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares of common stock, risk-free interest rate, expected dividend yield, expected volatility of the price of the underlying common stock, and the remaining contractual term of the warrants. Therefore, the fair value may not be appropriately captured by simple models.

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

Realization of future tax benefits is dependent on many factors, including our ability to generate taxable income within the NOL period. Our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and certain tax credits. Management has considered our history of cumulative net losses incurred since inception, as well as our lack of product revenue since inception, and has determined that it is more likely than not that we will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at September 30, 2021 and December 31, 2020.

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

Results of Operations

The following table summarizes our results of operations for the three and nine month periods ended September 30, 2021 and 2020 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE/	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE/
	2021	2020	(DECREASE)	2021	2020	(DECREASE)
Research and development service revenue	$31	$31	$—	$94	$94	$—
Operating expenses:
Research and development	5,265	1,813	3,452	11,324	5,220	6,104
General and administrative	2,795	967	1,828	6,756	2,559	4,197
Total operating expenses	8,060	2,780	5,280	18,080	7,779	10,301
Loss from operations	(8,029)	(2,749)	(5,280)	(17,986)	(7,685)	(10,301)
Grant income	131	154	(23)	927	473	454
Interest, dividend and investment income, net	(14)	41	(55)	(42)	62	(104)
Change in fair value of warrant liability	(8,250)	—	(8,250)	(20,619)	(52)	(20,567)
Net loss	$(16,162)	$(2,554)	$(13,608)	$(37,720)	$(7,202)	$(30,518)

Comparison of three months ended September 30, 2021 and 2020

Revenue

We had research and development service revenue of $31,000 for each of the three month periods ended September 30, 2021 and 2020. This represents the recognition as research and development service revenue of a portion of the $1.0 million that we received in 2014 and 2015 from Ventagen, a related party, which is being recognized over the period during which we provide the services.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE
	2021	2020	(DECREASE)
Employee-related	$3,688	$893	$2,795
Clinical development costs	751	790	(39)
Search fees	158	—	158
Occupancy	137	178	(41)
Other	531	(48)	579
	$5,265	$1,813	$3,452

Research and development expenses for the three months ended September 30, 2021 were $5.3 million, compared with $1.8 million for the three months ended September 30, 2020 and consisted primarily of $3.7 million and $893,000, respectively, of employee-related costs, including $1.5 million and $36,000, respectively, of non-cash stock compensation expense, $751,000 and $790,000, respectively, of clinical development costs related to our clinical trial sites and the cost of treating and following up on patients in our clinical trials, $158,000 and $0 respectively, of fees paid to employee search firms, $137,000 and $178,000, respectively, of facility and occupancy related costs and $531,000 and a credit of $48,000 of other research and development expenses, respectively. The increase of $3.5 million for the three months ended September 30, 2021, was primarily due to an increase of $2.8 million in employee-related costs, an increase of $158,000 in employee search costs, and an increase of $579,000 in other research and development expenses consisting primarily of increases regulatory consulting fees and manufacturing expenses. The $2.8 million increase in employee-related costs was primarily due to the increase of $1.5 million in non-cash compensation expense and an increase in the research and development headcount.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2021 and 2020 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE
	2021	2020	(DECREASE)
Employee-related	$1,349	$364	$985
Professional and consulting fees	484	159	325
Occupancy	56	66	(10)
Other	906	378	528
	$2,795	$967	$1,828

General and administrative expenses were $2.8 million for the three months ended September 30, 2021 compared with $967,000 for the three months ended September 30, 2020 and consisted primarily of $1.3 million and $364,000, respectively, of employee-related costs, including $390,000 and $47,000, respectively, of non-cash stock compensation expense, $484,000 and $159,000, respectively, of professional and consulting fees, $56,000 and $66,000, respectively, of facility and other occupancy related costs and $906,000 and $378,000, respectively of other general and administrative expenses. The increase of $1.8 million was primarily due to an increase of $1.0 million in employee – related costs as we increased our general and administrative headcount to manage growth, including an increase of $343,000 in non-cash compensation expense, an increase of $325,000 in professional and accounting fees primarily legal, accounting and communications and an increase of $528,000 in other general and administrative expenses which consisted primarily of directors and officers insurance costs for the period since completion of the IPO.

Grant income

Grant income was $131,000 for the three months ended September 30, 2021 compared with $154,000 for the three months ended September 30, 2020. Grant income for the three months ended September 30, 2021 and 2020 represents amounts received under a grant from the National Institutes of Health for development of CAN-2409 for use as a therapy for pancreatic cancer.

Interest, dividend and investment income, net

Interest, dividend and investment income, net was an expense of $14,000 for the three months ended September 30, 2021 compared with income of $41,000 for the three months ended September 30, 2020 and represents the earnings on our cash equivalents and short-term investments net of interest expense on our outstanding debt obligations. The decrease is primarily due to a decrease in the yields earned on cash equivalents and short - term investments.

Change in fair value of warrant liability

The change in fair value of our warrant liability was an increase in value of $8.3 million for the three months ended September 30, 2021 compared with no change in value for the three months ended September 30, 2020. The increase in the warrant liability in the three months ended September 30, 2021 is due to the amendment to the warrants in June 2021 which extended the exercisability period to November 2025 from November 2023 which was conditional upon completion of the IPO as well as an increase in the value of our common stock as of September 30, 2021 due to the IPO.

Comparison of nine months ended September 30, 2021 and 2020

Revenue

We had research and development service revenue of $94,000 for each of the nine-month periods ended September 30, 2021 and 2020. This represents the recognition as research and development service revenue of a portion of the $1.0 million that we received in 2014 and 2015 from Ventagen, a related party, which is being recognized over the period during which we provide the services.

Research and development expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE
	2021	2020	(DECREASE)
Employee-related	$7,345	$2,862	$4,483
Clinical development costs	1,997	1,804	193
Search fees	438	—	438
Occupancy	409	521	(112)
Other	1,135	33	1,102
	$11,324	$5,220	$6,104

Research and development expenses for the nine months ended September 30, 2021 were $11.3 million, compared with $5.2 million for the nine months ended September 30, 2020 and consisted primarily of $7.3 million and $2.9 million, respectively, of employee-related costs, including $2.0 million and $198,000, respectively, of non-cash stock compensation expense, $2.0 million and $1.8 million, respectively, of clinical development costs related to our clinical trial sites and the cost of treating and following up on patients in our clinical trials, $438,000 and $0 respectively, of fees paid to employee search firms, $409,000 and $521,000, respectively, of facility and occupancy related costs and $1.1 million and $33,000, respectively, of other research and development expenses. The increase of $6.1 million for the nine months ended September 30, 2021, was primarily due to an increase of $4.5 million in employee-related costs, an increase of $193,000 in clinical development costs, an increase of $438,000 in employee search costs, a decrease of $112,000 in occupancy and facility costs, and an increase of $1.1 million in other research and development expenses consisting primarily of increases in regulatory consulting fees and manufacturing expenses. The $4.5 million increase in employee-related costs was primarily due to the increase of $1.8 million in non-cash compensation expense and an increase in the research and development headcount.

General and administrative expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2021 and 2020 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE
	2021	2020	(DECREASE)
Employee-related	$3,869	$1,140	$2,729
Professional and consulting fees	1,127	447	680
Occupancy	167	193	(26)
Other	1,593	779	814
	$6,756	$2,559	$4,197

General and administrative expenses were $6.8 million for the nine months ended September 30, 2021 compared with $2.6 million for the nine months ended September 30, 2020 and consisted primarily of $3.9 million and $1.1 million, respectively, of employee-related costs, including $1.4 million and $155,000, respectively, of non-cash stock compensation expense, $1.1 million and $447,000, respectively, of professional and consulting fees, $167,000 and $193,000 respectively, of facility and other occupancy related costs and $1.6 million and $779,000 respectively, of other general and administrative expenses. The increase of $4.2 million was primarily due to an increase of $2.7 million in employee–related costs as we increased our general and administrative headcount to manage growth, including an increase of $1.2 million in non-cash compensation expense, and an increase of $680,000 in professional and consulting fees due primarily to an increase in fees paid to personnel search firms, public relations consultants, commercial market research firms, legal firms and accounting firms, and an increase of $814,000 in other general and administrative expenses which consisted primarily of directors and officers insurance costs for the period since completion of the IPO.

Grant income

Grant income was $927,000 for the nine months ended September 30, 2021 compared with $473,000 for the nine months ended September 30, 2020. Grant income for the nine months ended September 30, 2021 includes $464,000 for the forgiveness of the PPP loan in April 2021 and $463,000 received under a grant from the National Institutes of Health for development of CAN-2409 for use as a therapy for pancreatic cancer. Grant income for the three months ended September 30, 2020 includes $473,000 received under a grant from the National Institutes of Health for development of CAN-2409 for use as a therapy for pancreatic cancer.

Interest, dividend and investment income, net

Interest, dividend and investment income, net was an expense of $42,000 for the nine months ended September 30, 2021 compared with income of $62,000 for the nine months ended September 30, 2020 and represents the earnings on our cash equivalents and short-term investments net of interest expense on our outstanding debt obligations. The decrease is primarily due to a decrease in the yields earned on cash equivalents and short term investments, a decrease in average funds available for investment over the comparable nine month and a decrease in outstanding debt obligations.

Change in fair value of warrant liability

The change in fair value of our warrant liability was an increase in value of $20.6 million for the nine months ended September 30, 2021 compared with an increase in value of $52,000 for the nine months ended September 30, 2020. The increase in the warrant liability in the nine months ended September 30, 2021 is due to the amendment to the warrants in June 2021 which extended the exercisability period to November 2025 from November 2023 as well as an increase in the value of our common stock as of September 30, 2021 due to the IPO.

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

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from government grants, from the sale of our convertible preferred stock and from the IPO. As of September 30, 2021, we have raised approximately $160.6 million, including $79.1 million from the IPO, $15.4 million of government grants and $66.1 million from the sale of convertible preferred stock. Our cash, cash equivalents and short-term investments totaled $88.4 million as of September 30, 2021. We had $0.5 million of long-term debt as of September 30, 2021 with a maturity in November 2027.

Cash flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2021 and 2020 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Net cash (used in) operating activities	$(16,980)	$(5,655)
Net cash (used in) provided by investing activities	(1,331)	18,273
Net cash provided by financing activities	71,800	461
Net increase in cash and cash equivalents	$53,489	$13,079

Cash flows for the nine months ended September 30, 2021 and 2020

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $17.0 million, primarily consisting of a net loss of $37.7 million as we incurred expenses associated with our clinical programs and we increased our headcount, in particular our management team, and the impact of $3.1 million of non-cash charges for depreciation and amortization, non-cash stock compensation expense and non-cash interest expense partially offset by the non-cash credit for the forgiveness of our PPP loan. A non-cash charge of $20.6 million was also included in the net loss for the nine months ended September 30, 2021 related to the increase in the fair value of our warrant liability. Net cash used in operating activities was also impacted by changes in operating assets and liabilities, including an increase of $2.5 million in prepaids and other current assets, a decrease of $422,000 in accrued expenses, a decrease of $130,000 in deferred revenue and deferred rent, a $4,000 increase in accounts payable and an $83,000 increase in other long term assets.

Net cash used in operating activities for the nine months ended September 30, 2020 was $5.7 million, primarily consisting of a net loss of $7.2 million and the impact of non-cash charges for depreciation and amortization and stock compensation expense of $488,000 and a non-cash credit of $52,000 for an increase in the fair value of the warrant liability. Net cash used in operating activities was also impacted by a $950,000 increase in accounts payable and accrued expenses and other changes in operating assets and liabilities which were insignificant.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $1.3 million, and consisted of the purchase of fixed assets.

Net cash provided by investing activities for the nine months ended September 30, 2020 was $18.3 million consisting of $19.3 million of proceeds from the sale of available–for–sale securities and net of $1.0 million for the purchase of fixed assets.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $71.8 million and consisting of $71.3 of net proceeds from the IPO and $465,000 of proceeds from the exercise of stock options and warrants.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $461,000 consisting of $460,000 of proceeds from the PPP loan and $1,000 of proceeds from the exercise of stock options.

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

▪
advance the clinical development of CAN-2409 and CAN-3110;
▪
pursue the preclinical and clinical development of other product candidates using our HSV platform;
▪
develop our manufacturing capabilities, including the construction and qualification of our manufacturing facility; and
▪
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

We believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2023. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

Because of the numerous risks and uncertainties associated with the research, development, and commercialization of therapeutics, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

▪
the progress, costs, and results of our clinical development and clinical trials for CAN-2409 and CAN-3110;
▪
the progress, costs, and results of our additional research and preclinical development programs;
▪
the costs, timing and outcome of regulatory review of our product candidates;
▪
our ability to establish and maintain collaborations on favorable terms, if at all;
▪
the outcome, timing and cost of meeting regulatory requirements established by the FDA and comparable foreign regulatory authorities, if applicable, for our product candidates;
▪
the costs and timing of internal process development for our manufacturing capabilities;
▪
the scope, progress, results, and costs of any product candidates that we may derive from our HSV platform or with collaborators;
▪
the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; hire additional personnel in research, manufacturing, and regulatory and clinical development, as well as management personnel;
▪
the extent to which we in-license or acquire rights to other products, product candidates, or technologies;
▪
additions or departures of key scientific or management personnel;
▪
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution for any of our product candidates for which we obtain marketing approval;
▪
the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and
▪
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

Contractual obligations and commitments

The following is a summary of our contractual obligations and commitments as of September 30, 2021:

	PAYMENTS DUE BY PERIOD
	(in thousands)
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS
Operating lease obligation (1)	$2,258	$459	$1,378	$421
Total	$2,258	$459	$1,378	$421

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

▪
contractors and vendors working on the construction and development of our commercial-scale manufacturing facility;
▪
clinical trial sites where patients are being treated with our product candidates; and

▪
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

Determination of fair value of common stock

As there was no public market for our common stock until the IPO in July 2021, the estimated fair value of our common stock prior to the IPO had been determined by our board of directors as of the date of each option grant, with input from management, taking into consideration our most recently available third-party valuations of common stock at the time of the grants, as well as our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. Third-party valuations, or valuation reports, were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

A valuation report was prepared by a third-party as of December 31, 2020 using an option pricing allocation method, or OPM, to allocate the total equity value across the various securities outstanding at the time of the valuation. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Third-party prepared valuation reports were prepared as of December 1, 2020, January 1, 2021 and June 15, 2021 using a probability-weighted expected return method to determine the fair value of the common stock. The present value of the common stock under each of these scenarios was weighted based on the probability of each scenario occurring to determine the value of the common stock. These third-party valuations resulted in a valuation of our common stock of $1.55, $3.96, $4.97 and $6.64 per share as of December 31, 2019, December 1, 2020, December 31, 2020 and June 15, 2021, respectively. Going forward, the public market value per share of our common stock will be used.

In addition to considering the results of the valuation reports, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, including:

▪
the prices at which we sold shares of convertible preferred stock and the superior rights and preferences of the convertible preferred stock relative to our common stock at the time of each grant;
▪
the progress of our research and development programs, including the status and results of preclinical studies and clinical trials for our product candidates;
▪
our stage of development and commercialization and our business strategy;
▪
external market conditions affecting the biotechnology industry and trends within that industry;
▪
our financial position, including cash on hand, and our historical and forecasted performance and operating results;
▪
the lack of an active public market for our common stock and our convertible preferred stock;
▪
the likelihood of achieving a liquidity event, such as an initial public offering, or sale of our company considering prevailing market conditions; and
▪
the analysis of IPOs and the market performance of similar companies in the biotechnology industry.

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

Recent accounting pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations, or cash flows is disclosed in Note 2 of the Notes to the Financial Statements included in our final prospectus, dated July 26, 2021, filed with the SEC, on Form S-1 on July 28, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents and short-term marketable securities, which are denominated in U.S. dollars. We had cash, cash equivalents and short-term marketable securities of $88.4 million, or 92.1% of our total assets, as of September 30, 2021. Interest, dividend, and investment income earned on these assets was $17,000 and $177,000 for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. Such interest-earning instruments carry a degree of interest rate risk; however, a change by 10% in interest rates would not have a material impact on our financial position or results of operations during the nine months ended September 30, 2021 and the year ended December 31, 2020.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates.

Inflation generally affects us by increasing our costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2021 and 2020.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated under the laws of the State of Delaware in June 2003. Since inception, we have focused substantially all of our efforts and financial resources on raising capital and developing our initial product candidates. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors in private equity financings and from the proceeds of the IPO. From our inception through September 30, 2021, we raised an aggregate of $145.2 million of gross proceeds from such transactions. As of September 30, 2021, our cash and cash equivalents and investments were $88.4 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $81.9 million as of September 30, 2021. For the nine months ended September 30, 2021 and for the years ended December 31, 2020 and December 31, 2019, we reported net losses of $37.7 million, $17.7 million and $8.2 million, respectively. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to do so in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

▪
the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
▪
our ability to successfully enroll and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;

▪
our ability to obtain marketing approval for our product candidates, and the timing and scope of any such approvals we may receive;
▪
the changing and volatile U.S. and global economic environments, including as a result of the COVID-19 pandemic;
▪
the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;
▪
the cost of manufacturing our product candidates, which may vary depending on the quantity of production, and the success of achieving commercial scale manufacturing operations in our new facility or at third-party manufacturers;
▪
our ability to attract, hire and retain qualified personnel;
▪
expenditures that we will or may incur to develop additional product candidates;
▪
the level of demand for our product candidates should they receive approval, which may vary significantly;
▪
the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future therapeutics that compete with our product candidates; and
▪
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

▪
successfully complete our ongoing and planned preclinical studies and clinical trials for our oncolytic viral immunotherapy programs;
▪
timely file and receive acceptance of our Investigational New Drug applications, or INDs, in order to commence our planned clinical trials or future clinical trials;
▪
successfully enroll subjects in, and complete, clinical trials for our oncolytic viral immunology programs;
▪
implement measures to help minimize the risk of COVID-19 to our employees as well as patients enrolled in our trials;
▪
timely file NDAs and receive regulatory approvals for our product candidates from the FDA and comparable foreign regulatory authorities;
▪
initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for our product candidates;
▪
establish commercial manufacturing capabilities through build out and qualification of our planned facility or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
▪
obtain and maintain patent and trade secret protection or regulatory exclusivity for our product candidates;
▪
launch commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
▪
maintain a continued acceptable safety profile of the product candidates following approval;
▪
obtain and maintain acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;
▪
position our products to effectively compete with other therapies;
▪
obtain and maintain favorable coverage and adequate reimbursement by third-party payors for our product candidates;
▪
enforce and defend intellectual property rights and claims with respect to our product candidates; and
▪
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

The development of pharmaceutical products is capital-intensive. We are currently advancing our product candidates through clinical development across a number of potential indications. We are currently conducting a Phase 3 clinical trial for CAN-2409 in newly diagnosed localized prostate cancer in intermediate and high-risk patients for which we completed enrollment in September 2021 and expect to receive final data readout in 2024. Our second program using the candidate CAN-2409 is for the treatment of a type of brain cancer called high grade glioma. We intend to initiate a potential registrational Phase 3 trial in this indication in the first half of 2022. Consequently, we expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue our ongoing clinical trials or initiate future trials and pursue the research and development of, and seek marketing approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts, and may be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

We expect that our existing cash and cash equivalents and investments and the net proceeds from the IPO will be sufficient to fund our operations through the first quarter of 2023. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

▪
the scope, progress, results and costs of product discovery, preclinical and clinical development, laboratory testing and clinical trials for the development of CAN-2409, CAN-3110, or our other potential product candidates;
▪
the timing of, and the costs involved in, obtaining marketing approvals for CAN-2409 in newly diagnosed localized prostate cancer and high grade glioma as well as for CAN-3110 in our initial target indication of recurrent high-grade glioma and our other potential product candidates that we may develop;
▪
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
▪
the potential additional expenses attributable to adjusting our development plans (including any supply related matters) to the COVID-19 pandemic;
▪
the scope, prioritization and number of our research and development programs;
▪
the costs, timing and outcome of regulatory review of our product candidates;
▪
our ability to establish and maintain additional collaborations on favorable terms, if at all;
▪
the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we may enter into;
▪
the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
▪
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
▪
the extent to which we acquire or in-license other product candidates and technologies;
▪
the costs of securing manufacturing arrangements for commercial production;
▪
the emergence of competing oncolytic viral immunotherapies as well as immuno-oncology therapies in general and other adverse market developments;
▪
the costs of transitioning our manufacturing operations to our new facility;
▪
the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates; and
▪
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

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to our CAN-2409 program, which is currently our lead product candidate. We are currently conducting, as part of our most advanced CAN-2409 program, a Phase 3 clinical trial under an SPA for CAN-2409 in patients with newly diagnosed localized prostate cancer who have an intermediate or high-risk for progression. We completed enrollment for this trial in September 2021 and expect to receive a final data readout in 2024. We are also evaluating CAN-2409 in high-grade glioma and intend to initiate a potential registrational Phase 3 trial in this indication in the first half of 2022. Additionally, we have an ongoing investigator-initiated Phase 1 clinical trial for CAN-3110, our most advanced product candidate from our HSV platform, in our initial target indication of recurrent high-grade glioma and expect to report additional biomarker results in the fourth quarter of 2021. If CAN-2409 encounters safety or efficacy issues, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We can provide no assurance that CAN-2409, CAN-3110 or any other product candidates we develop will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. If we were required to discontinue development of CAN-2409 or CAN-3110, or if CAN-2409 or CAN-3110 do not receive regulatory approval or fail to achieve significant market acceptance, we would be delayed by many years in our ability to achieve profitability, if ever.

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

▪
the proximity of patients to clinical trial sites;
▪
patient referral practices of physicians;
▪
the design of the clinical trial, including the number of site visits and invasive assessments required;
▪
our ability to recruit clinical trial investigators with the appropriate competencies and experience;
▪
our ability to obtain and maintain patient consents;
▪
reporting of the preliminary results of any of our clinical trials;
▪
the risk that patients enrolled in clinical trials will drop out of the clinical trials before clinical trial completion; and
▪
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

▪
the efficacy of our current or future product candidates as demonstrated in clinical trials, and, if required by any applicable regulatory authority in connection with the approval for the applicable indications, to provide patients with incremental health benefits, as compared with other available medicines;
▪
limitations or warnings contained in the labeling approved for our current or future product candidates by the FDA or other applicable regulatory authorities;

▪
the prevalence and severity of adverse events associated with our product candidates or those products with which they may be co-administered in immuno-oncology and, in particular, oncolytic viral immunotherapies;
▪
the clinical indications for which our current or future product candidates are approved;
▪
availability of alternative treatments already approved or expected to be commercially launched in the near future;
▪
the potential and perceived advantages of our current or future product candidates over current treatment options or alternative treatments, including future alternative treatments;
▪
the willingness of the target patient populations to try new therapies or treatment methods and of physicians to prescribe these therapies or methods in immuno-oncology and, in particular, oncolytic viral immunotherapies;
▪
the need to dose such product candidates in combination with other therapeutic agents, and related costs;
▪
the strength of marketing and distribution support and timing of market introduction of competitive products;
▪
publicity concerning our products or competing products and treatments;
▪
pricing and cost effectiveness;
▪
the effectiveness of our sales and marketing strategies;
▪
our ability to increase awareness of our current or future product candidates;
▪
our ability to obtain sufficient third-party coverage or reimbursement;
▪
the ability or willingness of patients to pay out-of-pocket in the absence of third-party coverage; and
▪
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

Undesirable side effects caused by CAN-2409, CAN-3110 or any future product candidates could also result in denial of regulatory approval by the FDA or comparable foreign regulatory authorities for any or all targeted indications or the inclusion of unfavorable information in our product labeling, such as limitations on the indicated uses for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or may result in requirements for costly post-marketing testing and surveillance, or other requirements, including the submission of a Risk Evaluation and Mitigation Strategy or REMS, to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of CAN-2409, CAN-3110 and future product candidates. Any such limitations or restrictions could similarly impact any supplemental marketing approvals we may obtain for CAN-2409 and CAN-3110. Undesirable side effects may limit the potential market for any approved products or could result in restrictions on manufacturing processes, the discontinuation of the sales and marketing of the product, or withdrawal of product approvals. We could also be sued and held liable for harm caused to patients, or become subject to fines, injunctions or the imposition of civil or criminal penalties.

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

▪
be subject to limitations on the indicated uses or patient populations for which they may be marketed, distribution restrictions, or other conditions of approval;
▪
not be approved with label statements necessary or desirable for successful commercialization; or
▪
contain requirements for costly post-market testing and surveillance, or other requirements, including the submission of a REMS, to monitor the safety or efficacy of the products.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials, which the FDA continues to update. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 16, 2020, the FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required, inparticular due to the COVID-19 pandemic and related travel restrictions. As of November 2021, utilizing a rating system to assist in determining when and where it is safest to conduct such inspections based on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments, the FDA is either continuing to, on a case-by-case basis, conduct only mission critical inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval inspections. Foreign pre-approval inspections that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case basis. The FDA will use similar data to inform resumption of prioritized operations abroad as it becomes feasible and advisable to do so. The FDA may not be able to maintain this pace and delays or setbacks are possible in the future. Should the FDA determine that an inspection is necessary for approval, and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

▪
restrictions on manufacturing, distribution, or marketing of such products;
▪
restrictions on the labeling, including required additional warnings, such as boxed warnings, contraindications, precautions, and restrictions on the approved indication or use;
▪
manufacturing delays and supply disruptions where regulatory inspections identify observations of noncompliance requiring remediation;
▪
modifications to promotional pieces;
▪
issuance of corrective information;
▪
requirements to conduct post-marketing studies or other clinical trials;
▪
clinical holds or termination of clinical trials;
▪
requirements to establish or modify a REMS or similar strategy;
▪
changes to the way the product is administered to patients;
▪
liability for harm caused to patients or subjects;
▪
reputational harm;
▪
the product becoming less competitive;
▪
warning or untitled letters;
▪
suspension of marketing or withdrawal of the products from the market;
▪
regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the product;
▪
refusal to approve pending applications or supplements to approved applications that we submit;
▪
recalls of products;
▪
fines, restitution or disgorgement of profits or revenues;
▪
suspension or withdrawal of marketing approvals;
▪
refusal to permit the import or export of our products;
▪
product seizure or detention;
▪
FDA debarment, suspension and debarment from government contracts, and refusal of orders under existing government contracts, exclusion from federal healthcare programs, consent decrees, or corporate integrity agreements; or
▪
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

▪
the demand for our current or future product candidates, if we obtain regulatory approval;
▪
our ability to set a price that we believe is fair for our products;
▪
our ability to obtain coverage and reimbursement approval for a product;
▪
our ability to generate revenue and achieve or maintain profitability;
▪
the level of taxes that we are required to pay; and
▪
the availability of capital.

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

▪
our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
▪
the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to use any future products;
▪
the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
▪
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

▪
the efficacy, safety and tolerability as demonstrated in clinical trials;
▪
the timing of market introduction of such product candidate as well as competitive products;
▪
the clinical indications for which the product is approved;
▪
acceptance by physicians, major operators of cancer or neurology clinics and patients of the product as a safe, tolerable and effective treatment;
▪
the potential and perceived advantages of the product candidate over alternative treatments;
▪
the safety and tolerability of the product candidate in a broader patient group;
▪
the cost of treatment in relation to alternative treatments;
▪
the availability of adequate reimbursement by third party payors and government authorities;
▪
changes in regulatory requirements by government authorities for the product candidate;
▪
relative convenience and ease of administration;
▪
the prevalence and severity of side effects and adverse events;
▪
the effectiveness of our sales and marketing efforts; and
▪
favorable or unfavorable publicity relating to the product or relating to the Company.

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

▪
the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order
▪
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
▪
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
▪
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
▪
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
▪
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
▪
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

In response to the COVID-19 pandemic and in accordance with direction from state and local governmental authorities, we have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of our employees and their families and to reduce the spread of COVID-19. We have established a work policy for our employees under which we encourage all of our employees to work from the office or from home as they feel appropriate. Those employees performing or supporting business-critical operations, such as members of our laboratory and facilities staff, are working on site at our facilities on a daily basis. For those employees who come to work at our facilities, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs. In the event that governmental authorities were to impose new restrictions, our employees conducting research and development activities may not be able to access our laboratory space, and our core research activities may be significantly limited or curtailed, possibly for an extended period of time.

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

▪
hiring an experienced Chief Financial Officer with experience serving as acting chief financial officer of a public company and serving as an audit partner at a major accounting firm;
▪
strengthening supervisory reviews by our financial management, and
▪
expanding our accounting and finance team to add additional qualified accounting and finance resources, which may include augmenting our finance team with third-party consultants that possess the required expertise to assist management with their review.

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

▪
loss of revenue from decreased demand for our products and/or product candidates;
▪
impairment of our business reputation or financial stability;
▪
costs of related litigation;
▪
substantial monetary awards to patients or other claimants;
▪
diversion of management attention;
▪
withdrawal of clinical trial participants and potential termination of clinical trial sites or entire clinical programs;
▪
the inability to commercialize our product candidates;
▪
significant negative media attention;
▪
decreases in our stock price;
▪
initiation of investigations and enforcement actions by regulators; and
▪
product recalls, withdrawals or labeling, marketing or promotional restrictions, including withdrawal of marketing approval.

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

We are subject to many federal and state healthcare laws such as the federal Anti-Kickback Statute, the federal civil and criminal False Claims Acts, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, or VHCA HIPAA, the FCPA, the ACA and similar state laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws, and regulations pertaining to fraud and abuse, reimbursement programs, government procurement, and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. In the European Union, the data privacy laws are generally stricter than those which apply in the United States and include specific requirements for the collection of personal data of European Union persons or the transfer of personal data outside of the European Union to the United States to ensure that European Union standards of data privacy will be applied to such data.

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

▪
collaborators have significant discretion in determining the efforts and resources that they will apply to the collaborations;
▪
collaborators may not perform their obligations as expected or fail to fulfill their responsibilities in a timely manner, or at all;
▪
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

▪
collaborators may delay preclinical studies or clinical trials, provide insufficient funding for clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
▪
collaborators could fail to make timely regulatory submissions for a product candidate;
▪
we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our shareholders about the status of such product candidates;
▪
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
▪
the collaborations may not result in product candidates to develop and/or preclinical studies or clinical trials conducted as part of the collaborations may not be successful;
▪
product candidates developed with collaborators may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to stop commercialization of our product candidates;
▪
a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate; and
▪
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

▪
disputes with respect to milestone, royalty and other payments that are believed due under the applicable agreements;
▪
disagreements with respect to the ownership of intellectual property rights or scope of licenses;
▪
disagreements with respect to the scope of any reporting obligations;
▪
disagreements with respect to contract interpretation or the preferred course of development;

▪
unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities, or to permit public disclosure of these activities; and
▪
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

Some of our product candidates may be studied in third party research and clinical trials sponsored by organizations or agencies other than us, or in investigator-initiated clinical trials, which means we will have minimal or no control over the conduct of such trials.

We have and may continue to supply and otherwise support third party research, including investigator-initiated clinical trials. Investigator-initiated clinical trials pose similar risks as those set forth elsewhere in this “Risk Factor” section relating to our internally-sponsored clinical trials, but because we are not be the sponsors of these trials, we have less control over the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment. Additionally, third party clinical research has been and may continue to be conducted with CAN-3110 and CAN-2409 which were not provided by us. The conduct or findings of these trials may have a negative impact on our development programs notwithstanding that we have little involvement or control over these trials. As a result, we are subject to additional risks associated with the way investigator-initiated trials are conducted. In particular, for trials in which we supply drug product, we may be named in lawsuits that would lead to increased costs associated with legal defense. Additional risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data. Third-party investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator-initiated clinical trials could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates and the public perception of our product candidates. As a result, our lack of control over the conduct and timing of and communications with the FDA and other regulatory authorities regarding investigator-sponsored trials may expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the commercial prospects for our product candidates.

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

As of October 31, 2021, Estuardo Aguilar-Cordova and Laura Aguilar beneficially owned 8,063,294 shares of our common stock, or approximately 21.47% of our total outstanding capital stock as of such date. Accordingly, they will continue to have significant influence over all business decisions, including with respect to such matters as amendments to our charter, other fundamental corporate transactions, such as mergers, asset sales, and the sale of the Company, and otherwise will be able to influence our business and affairs. In connection with the IPO, we adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions.

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

▪
the scope of rights granted under the license agreement and other interpretation-related issues;
▪
our or our licensors’ ability to obtain, maintain and defend intellectual property and to enforce intellectual property rights against third parties;
▪
the extent to which our technology, product candidates and processes infringe, misappropriate or otherwise violate the intellectual property of the licensor that is not subject to the license agreement;
▪
the sublicensing of patent and other intellectual property rights under our license agreements;
▪
our diligence, development, regulatory, commercialization, financial or other obligations under the license agreement and what activities satisfy those diligence obligations;

▪
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our current or future licensors and us and our partners; and
▪
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

▪
others may be able to make or use compounds that are similar to the compositions of our product candidates but that are not covered by the claims of our patents or those of our licensors;
▪
we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regards to any in-licensed patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;
▪
we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;
▪
others may independently develop similar or alternative technologies or duplicate any of our technologies;
▪
it is possible that our pending patent applications will not result in issued patents;
▪
it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
▪
it is possible that others may circumvent our owned or in-licensed patents;
▪
it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;
▪
the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
▪
the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates;
▪
our owned, co-owned, or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;
▪
the inventors of our owned, co-owned, or in-licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
▪
the co-owners of certain of our patent applications may become involved with, or license or assign the co-owned applications to competitors, or become hostile to us or the patents or patent applications on which they are named as co-owners;
▪
it is possible that our owned or in-licensed patents or patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;
▪
we have engaged in scientific collaborations in the past, and will continue to do so in the future. Such collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;
▪
we may not develop additional proprietary technologies for which we can obtain patent protection;
▪
it is possible that product candidates or diagnostic tests we develop may be covered by third parties’ patents or other exclusive rights; or
▪
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

▪
the scope of rights granted under the license agreement and other interpretation-related issues;
▪
the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
▪
the sublicensing of patent and other rights under our collaborative development relationships;
▪
our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

▪
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
▪
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

▪
infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
▪
substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third-party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
▪
a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third-party licenses its product rights to us, which it is not required to do;
▪
if a license is available from a third-party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products and any license that is available may be non-exclusive, which could result in our competitors gaining access to the same intellectual property; and
▪
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

▪
the success of competitive products or technologies;
▪
results of clinical trials of our product candidates or those of our competitors;
▪
commencement or termination of collaboration, licensing or similar arrangements for our development programs;
▪
announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
▪
regulatory or legal developments in the United States and other countries;

▪
developments or disputes concerning patent applications, issued patents or other proprietary rights;
▪
the recruitment or departure of key personnel;
▪
the level of expenses related to any of our product candidates or clinical development programs;
▪
the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
▪
developments or setbacks related to drugs that are co-administered with any of our product candidates, such as checkpoint inhibitors;
▪
actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
▪
variations in our financial results or those of companies that are perceived to be similar to us;
▪
expiration of market stand-off or lock-up agreements;
▪
changes in the structure of healthcare payment systems;
▪
market conditions in the pharmaceutical and biotechnology sectors;
▪
general economic, industry and market conditions and overall fluctuations in the financial markets in the United States and abroad; and
▪
the other factors described in this “Risk Factors” section.

In addition, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak further impacts our business, including our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence. Such factors include, but are not limited to, the duration of the outbreak, the impact of variants, travel restrictions, quarantines, shelter-in-place orders and social distancing, business closures or business disruptions, the adoption and effectiveness of vaccines and vaccine distribution efforts, and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease.

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

▪
not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404;
▪
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
▪
providing only two years of audited financial statements in our annual reports in addition to any required unaudited interim financial statements and a correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
▪
reduced disclosure obligations regarding executive compensation; and
▪
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lockup entered into at the time of the IPO and other legal restrictions on resale lapse, the trading price of our common stock could decline. As of October 31, 2021, we have outstanding a total of 28,689,842 shares of common stock. Of these shares, only 9,887,994 shares of common stock are freely tradable without restriction in the public market. In connection with the IPO, our officers, directors and certain other stockholders, representing substantially all of our current stockholders, have agreed to be subject to a contractual lock-up with the underwriters, which will expire 180 days after July 29, 2021.

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

The existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 46.99% of our outstanding common stock with Estuardo Aguilar-Cordova and Laura Aguilar (together, both directly and indirectly) beneficially owning approximately 27.8% of our outstanding common stock, and with entities and persons affiliated with PBM Capital beneficially owning approximately 21.13% of our outstanding common stock. In addition, Diem Nguyen, who is a member of our Board of Directors, is currently Chief Executive Officer of Xalud Therapeutics, Inc., which is majority-owned by PBM Capital. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

▪
delaying, deferring or preventing a change of control of us;
▪
impeding a merger, consolidation, takeover or other business combination involving us; or
▪
discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

▪
a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
▪
a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
▪
a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;
▪
advance notice requirements for stockholder proposals and nominations for election to our board of directors;
▪
a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

▪
a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and
▪
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

Candel Therapeutics, Inc.

Date: November 12, 2021	By:	/s/ Paul Peter Tak
Paul Peter Tak
President and Chief Executive Officer

Date: November 12, 2021	By:	/s/ John Canepa
John Canepa
Chief Financial Officer (Principal financial officer and principal accounting officer)