Form 10-K
period 2021-12-31
Candel Therapeutics, Inc.
filed 2022-03-29
CIK 1841387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40629

t

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2021, based on the closing price of $7.82 for shares of the registrant’s common stock as reported by the Nasdaq Global Market, was approximately $106.5 million. The registrant has elected to use December 31, 2021 as the calculation date because on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately held company. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of registrant’s Common Stock outstanding as of March 15, 2022 was 28,691,088.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, product candidates, clinical development plans and expectations, prospective products, product approvals, research and development costs, timing and likelihood of success, and plans and objectives of management for future operations and results, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the sections in this Annual Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:

∎
the timing and the success of preclinical studies and clinical trials of CAN-2409 and CAN-3110 and any other product candidates;
∎
the initiation of any clinical trials of CAN-2409 and CAN-3110 and any other product candidates;
∎
our need to raise additional funding before we can expect to generate any revenues from product sales;
∎
our ability to conduct successful clinical trials or obtain regulatory approval for CAN-2409 and CAN-3110 or any other product candidates that we may identify or develop;
∎
the ability of our research to generate and advance additional product candidates;

∎
the effect of the ongoing COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations;
∎
our ability to establish an adequate safety or efficacy profile for CAN-2409, CAN-3110 or any other product candidates that we may pursue;
∎
our ability to manufacture CAN-2409, CAN-3110 or any other product candidate in conformity with our specifications and the U.S. Food and Drug Administration’s (FDA) requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;
∎
the implementation of our strategic plans for our business, any product candidates we may develop and any companion diagnostics;
∎
our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates any companion diagnostics;
∎
the rate and degree of market acceptance and clinical utility for any product candidates we may develop;
∎
estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
∎
the period we estimate to be funded by our existing financial resources;
∎
our ability to maintain and establish collaborations;
∎
the potential benefits with the continued existence of our license agreement with Mass General Brigham (MGB);
∎
our financial performance;
∎
our ability to effectively manage our anticipated growth;
∎
developments relating to our competitors and our industry, including the impact of government regulation; and
∎
our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, new risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

You should read this Annual Report and the documents that we reference in this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify that all of our forward-looking statements by these cautionary statements.

All references to "Candel", "we", "us", "our", or the "Company" mean Candel Therapeutics, Inc. and its subsidiaries.

Summary of the Material and Other Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties, including those described in Part II Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

∎
We are a biopharmaceutical company with a limited operating history and have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years and may never achieve or maintain profitability. Our net loss was $36.1 million and $17.7 million for the years ended December 31, 2021 and 2020, respectively.
∎
We will need to raise substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate some of our product development programs or commercialization efforts.
∎
Our business is dependent on the success of our lead product candidate, CAN-2409, as well as CAN-3110 and any other product candidates that we advance into the clinic. All of our product candidates will require additional development before we may be able to seek regulatory approval for and launch a product commercially.
∎
Our preclinical studies and clinical trials may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval, and commercialization.
∎
Our product candidates are based on a novel approach to the treatment of cancer, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval, if at all.

∎
Even if we receive marketing approval for our current or future product candidates, our current or future product candidates may not achieve broad market acceptance, which would limit the revenue that we generate from their sales.
∎
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
∎
The FDA’s agreement to a Special Protocol Assessment with respect to the study design of our Phase 3 clinical trial of CAN-2409 in newly diagnosed localized prostate cancer in intermediate and high risk patients does not guarantee any particular outcome from regulatory review, including ultimate approval, and may not lead to a successful review or approval process.
∎
Some of our product candidates are being and may continue to be studied in third-party research and clinical trials sponsored by organizations or agencies other than us, or in investigator-initiated clinical trials, which means we will have minimal or no control over the conduct of such trials and which may adversely affect our ability to obtain marketing approval or certain regulatory exclusivities.
∎
Changes in product candidate manufacturing or formulation may result in additional costs or delay.

∎
The ongoing COVID-19 pandemic, which began in late 2019 and has spread worldwide, may affect our ability to complete our ongoing clinical trials and initiate and complete other preclinical studies, planned clinical trials or future clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain, or have other adverse effects on our business and operations. In addition, the ongoing COVID-19 pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.
∎
If the government or third-party payors fail to provide adequate coverage, reimbursement and payment rates for our product candidates, or if health maintenance organizations or long-term care facilities choose to use therapies that are less expensive or considered a better value, our revenue and prospects for profitability will be limited.
∎
If the manufacturers upon which we may rely fail to produce our product candidates in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to biopharmaceutical manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our product candidates and may lose potential revenues.
∎
The transition of our manufacturing operations to a third-party contract manufacturer may result in further delays or expenses, and we may not experience the anticipated operating efficiencies.
∎
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

PART I

Item 1. Business.

Overview

We are a late clinical stage biopharmaceutical company focused on helping patients fight cancer with oncolytic viral immunotherapies. Our engineered viruses are designed to induce immunogenic death through direct viral-mediated cytotoxicity in cancer cells, thus releasing tumor neo-antigens and creating a pro-inflammatory microenvironment at the site of injection. Our approach combines an in-depth knowledge of viral immunotherapy with extensive clinical experience across a wide range of indications. Based on the broad range of data that we have generated from our preclinical models and clinical trials using our approach, we have observed what we believe to be systemic immune response against locally injected tumors and their distant metastases. We have established two oncolytic viral immunotherapy platforms based on novel, genetically modified adenovirus and herpes simplex virus (HSV) constructs. In our clinical results to date from CAN-2409, our lead product candidate from our adenovirus platform, and CAN-3110, our lead product candidate from our HSV platform, we have observed that these candidates may have the potential to address significant unmet patient need and improve clinical outcomes in novel indications across broader patient populations.

In non-small cell lung cancer (NSCLC), we have observed monotherapy activity of CAN-2409 in a Phase 1 biomarker focused window of opportunity trial. In 2020, we initiated a Phase 2 clinical trial evaluating CAN-2409 in combination with PD-(L)1 checkpoint inhibitors for patients with inadequate response to PD-(L)1 checkpoint inhibitors. This open label trial is targeting enrollment of approximately 96 patients with stage III/IV NSCLC in three separate cohorts. The cohorts are defined based on response to checkpoint inhibitors at the time of enrollment. Patients will continue treatment with their initial checkpoint inhibitor and CAN-2409 will be added to their regimen. The primary efficacy endpoint for this trial is response rate measured by response evaluation criteria in solid tumors (RECIST) and we expect to report safety and initial clinical activity in the second quarter of 2022.

We are also evaluating CAN-2409 in newly diagnosed high-grade glioma. The FDA has granted CAN-2409 fast track designation for use in this setting in combination with standard of care surgery and chemoradiation. We intend to initiate a potential registrational Phase 3 trial in this indication in the middle of 2022.

Our most advanced product candidate, CAN-2409, is an off-the-shelf adenovirus product candidate (intended to be available as needed via prescription) combined with the prodrug valacyclovir that has generated promising clinical activity across a range of solid tumor indications, including our lead indication of prostate cancer. We are currently conducting, as part of our most advanced CAN-2409 program, a Phase 3 clinical trial in the United States under a Special Protocol Assessment, or SPA, with the U.S. Food and Drug Administration (FDA) for CAN-2409 in patients with newly diagnosed localized prostate cancer who have an intermediate- or high-risk for progression. We completed enrollment for this trial in September 2021 and we expect a final data readout in 2024.

In addition, we are advancing development of our HSV platform product candidates for solid tumor indications. Our lead HSV product candidate, CAN-3110, is currently in an ongoing investigator-initiated Phase 1 clinical trial in our initial target indication of recurrent high-grade glioma, and we reported additional biomarker results in November 2021. We are also designing novel candidates based on our HSV platform for the treatment of solid tumors.

Our oncolytic viral immunotherapy approach utilizes intratumoral administration of genetically engineered viruses to selectively induce tumor cell death and elicit an innate and adaptive anti-tumor immune response. Local delivery enables us to achieve these effects while aiming to minimize systemic toxicity. The immune cells induced by these viral immunotherapies are believed to target patients’ specific tumor antigens, potentially improving responses in immunologically “hot” tumors while at the same time infiltrating the tumor microenvironment, transforming non-inflamed “cold” tumors with limited immune response into “hot” tumors. In our data from our clinical studies in patients with cancer, we have observed increases in the expression of immune checkpoints PD-1, PD-L1 and CTLA-4 following treatment with CAN-2409 supporting the evaluation of combinations with immune checkpoint inhibitors (ICI) such as anti-PD-(L)1 that, typically, are only efficacious in patients with immunologically “hot” tumors. While our product candidates are administered directly into the tumor, we have observed systemic immune response in our preclinical studies and clinical trials that may indicate the potential of CAN-2409 and CAN-3110 to induce systemic immune response against distal, uninjected tumors, also known as an “abscopal” effect.

We believe oncolytic viral immunotherapy is among the most promising cancer treatment modalities today. Treatment with oncolytic viral immunotherapy has already been clinically validated through talimogene laherparepvec (Imlygic, Amgen), the first FDA-approved intratumoral oncolytic virus. Our goal is to further improve patient outcomes from oncolytic viral immunotherapies by selecting the optimal vector, specific transgenes and clinical indications for each tumor type while optimizing product candidate attributes, such as high-titer formulation, intratumoral administration, and storage conditions that could potentially lower logistical barriers for patients and clinicians.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus, or COVID-19, a global pandemic, or the COVID-19 pandemic, which continues to spread throughout the United States and worldwide. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is highly uncertain and will depend on future developments that cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and actions taken by government authorities and businesses to contain or prevent the further spread of COVID-19. For instance, a recurrence or continuation of COVID-19 cases, including new variants, could cause a more widespread or severe impact on commercial activity depending on where infection rates are highest. If we or any of the third parties with whom we engage were to experience any additional shutdowns or other prolonged business disruptions as a result of the ongoing COVID-19 pandemic, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

We have been carefully monitoring the ongoing COVID-19 pandemic and its impact on our business and have taken important steps to help ensure the safety of our employees and their families and to reduce the spread of COVID-19. We have established a flexible work policy for all employees under which we encourage all of our employees to work from the office or home as they feel appropriate. Those employees performing or supporting business-critical operations, such as certain members of our laboratory and facilities staff are working on site on a daily basis. For those employees, who come to work at our facility, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. We have also maintained efficient communication with our partners and clinical sites during the COVID-19 pandemic. We have taken these precautionary steps while maintaining business continuity so that we can continue to make progress on our programs. While we have experienced delays in enrollment and site closures at certain of our third-party clinical trial sites, these delays have not had a material impact on our development timelines for our product candidates. We will continue to monitor developments as we address the disruptions and uncertainties relating to the COVID-19 pandemic. See the “Risk Factors” section for a discussion of the potential adverse impact of the COVID-19 pandemic on our business, financial condition and results of operations.

Our Pipeline

We have an advanced pipeline comprised of seven clinical trials based on our two lead product candidates, CAN-2409 and CAN-3110. In addition, we own exclusive development and commercial rights for our product candidates in major territories including the United States, Europe and Asia.

Our pipeline is set forth below:

CAN-2409, formerly known as gene mediated cytotoxic immunotherapy, or GMCI, is our most advanced product candidate. It is a replication deficient adenovirus that has been genetically modified to encode the enzyme thymidine kinase. This enzyme activates an orally administered prodrug, valacyclovir, a widely available, generally well-tolerated antiviral at the site of the tumor, generating a powerful patient-specific anti-tumor immune response. We believe there are three key aspects of the mechanism of action. First, the direct, cellular killing activity is based on the transformation of valacyclovir into a toxic nucleotide analogue that disrupts DNA synthesis and repair. This phenomenon occurs preferentially in actively dividing cancer cells, thereby providing tumor specificity. This DNA repair inhibition is also hypothesized to be the mechanistic explanation behind the encouraging pre-clinical and clinical activity of CAN-2409 in combination with radiotherapy, a treatment known to cause DNA breaks requiring repair for continued cellular survival. Second, adenoviral capsid proteins themselves also directly trigger an immunologic response through the establishment of a proinflammatory tumor microenvironment, releasing important cytokines such as GM-CSF and IL-6. We believe this contributes to the potent activation of the patient’s own immune system that plays a critical role in the CAN-2409 mechanism of action. Finally, the localized death of tumor cells releases numerous antigens that can be recognized by the patient’s own immune system, thereby training the immune system to target and destroy similar cancer cells that have spread to other sites in the body.

CAN-2409 has been administered to over 700 patients with cancer to date, over 500 of whom are in ongoing, placebo-controlled randomized trials. In total, we have conducted more than 10 clinical trials with CAN-2409 in a range of solid tumor indications. We have seen encouraging clinical activity and a favorable tolerability profile with CAN-2409 in both monotherapy and combination settings with radiotherapy, immune checkpoint inhibitor therapy, androgen deprivation therapy (ADT), chemotherapy and surgery. Based on the totality of our clinical data generated to date, we are currently pursuing indications in lung, pancreatic, brain, and prostate cancer, which we believe all have great potential to address unmet need.

In NSCLC, we have observed monotherapy activity of CAN-2409 in a Phase 1 biomarker focused, window of opportunity trial. In 2020, we initiated a Phase 2 clinical trial evaluating CAN-2409 in combination with PD-(L)1 checkpoint inhibitors for patients with inadequate response to PD-(L)1 checkpoint inhibitors. This open label trial is targeting enrollment of approximately 96 patients with stage III/IV NSCLC in three separate cohorts. The cohorts are defined based on response to checkpoint inhibitors at the time of enrollment. Cohort 1 addresses patients with stable disease. Cohort 2 enrolls patients with progressive disease after at least 18 weeks of checkpoint treatment. Cohort 3 enrolls patients whose tumors are refractory to checkpoint therapy, with progressive disease observed at their first evaluation. Patients will continue treatment with their initial checkpoint inhibitor and CAN-2409 will be added to their regimen. The primary efficacy endpoint for this trial is response rate measured by RECIST, and we expect to report safety and initial clinical activity in the second quarter of 2022.

We have also completed a Phase 1b/2 clinical trial evaluating CAN-2409 in patients with high-grade glioma. Our results demonstrated a statistically significant improvement in overall survival of approximately 3.6 months over standard of care alone (17.1 months versus 13.5 months, p=0.0417) in the overall trial population of high-grade glioma. Additionally, in a pre-specified subgroup of patients diagnosed with glioblastoma who underwent gross total surgical resection, a procedure consisting of the removal of more than 95% of the tumor, an improvement of overall survival of approximately 8.8 months over standard of care alone was demonstrated (25.1 months versus 16.3 months, p=0.0120). We are currently planning a Phase 3 trial in this indication and anticipate commencement in the middle of 2022. CAN-2409 has also received Fast Track designation for use in combination with standard of care surgery and chemoradiation to improve overall survival in adults with newly diagnosed glioblastoma. We have also received Orphan drug designation for the use of CAN-2409 for treatment of malignant brain tumors, including high-grade glioma. In addition, we have established a clinical collaboration with both Bristol-Myers Squibb Company (BMS) and the Adult Brain Tumor Consortium (ABTC), a National Cancer Institute funded cooperative group of leading brain cancer centers that facilitates the execution of novel, early-stage trials at some of the leading brain cancer treatment centers. This collaboration has provided support for our ongoing Phase 1 clinical trial in high-grade glioma patients, testing the combination of CAN-2409 and nivolumab (Opdivo, BMS). We anticipate reporting safety and initial efficacy data from this trial by the end of 2022.

We are conducting a Phase 3 clinical trial with CAN-2409 under agreement with the FDA through the SPA process in newly diagnosed localized prostate cancer in intermediate- and certain high-risk patients in combination with the standard of care that comprises radiotherapy and optional ADT. Our SPA provides FDA concurrence that our key endpoints and specific critical elements of our trial design are adequate to support a future marketing application if, among other things, we achieve the primary endpoint in the trial. The clinical trial is randomized, triple-blinded and placebo-controlled. It targeted enrollment of approximately 700 patients and was fully enrolled in September 2021 with final data readout anticipated in 2024. We have also received Fast Track designation by the FDA for the development of CAN-2409 for the treatment of localized, primary prostate cancer in combination with radiotherapy to improve the local control rate, decrease recurrence and improve disease-free survival. We expect that if the trial is successful and if we obtain FDA approval, CAN-2409 could be the first new FDA approved pharmacologic treatment available in over 30 years as a first line therapeutic for the over 100,000 patients who are newly diagnosed with localized prostate cancer each year in the United States.

We have also completed enrollment for a Phase 2 clinical trial with CAN-2409 as monotherapy in newly diagnosed prostate cancer patients under active surveillance. This trial has recruited 187 patients with low-, intermediate- and certain high-risk localized prostate cancer. We expect to announce top line data in 2023. We believe that this trial, if successful, could position CAN-2409 as a first line monotherapy treatment of patients with low- and intermediate-risk prostate cancer, thereby meaningfully expanding the addressable patient population.

Our second oncolytic viral immunotherapy platform is based on a novel, next generation, genetically modified HSV that induces tumor specific oncolysis. The HSV platform enables generation of both replication-competent and replication-deficient viral product candidates as well as capacity to clone, in the vector, up to five transgenes that will allow us to optimize our virus profile for different tumor settings. CAN-3110, our first HSV product candidate, has been engineered for enhanced specificity and tumor cell killing, while minimizing toxicity on healthy tissue. CAN-3110 was formerly known as rQNestin34.5v.2. An investigator-initiated Phase 1 clinical trial is ongoing with CAN-3110 in our initial target indication of recurrent high-grade glioma and we reported additional biomarker results in November 2021. Based on the molecular targeting of CAN-3110, we believe that it could be evaluated in an expanded range of indications in the future, such as other neurologic tumors, melanoma, gastrointestinal stromal tumors, thyroid tumors and breast cancer. In addition, we are pursuing novel solid tumor discovery programs based on our HSV platform.

Corporate History and Our Team and Investors

We were incorporated in Delaware in June 2003 as Advantagene, Inc. (Advantagene). Advantagene was built on a strong scientific foundation and developed CAN-2409 over years of research and development. In December 2019, Advantagene acquired substantially all the assets of Periphagen and in September 2020, licensed CAN-3110 from MGB. Following the combination of Advantagene with the HSV discovery platform assets acquired from Periphagen, a company focused on engineering HSV as a gene therapy vector, we formally changed our name to Candel Therapeutics, Inc. in December 2020.

We were founded and are now led by a team of renowned drug developers, oncolytic viral immunotherapy experts, oncologists, immunologists and biotech business leaders.

▪
Paul Peter Tak, M.D., Ph.D., FMedSci. Dr. Tak, our President and CEO, joined us in September 2020 and most recently served as President and CEO of Kintai Therapeutics, which later merged with Senda Bioscience. Prior to his position at Kintai, he served as Senior Vice President, Chief Immunology Officer, and Global Development Leader at GlaxoSmithKline, where he created a pipeline of medicines in immunology and oncology. He has also trained as an internist, immunologist, and rheumatologist at Leiden University Medical Center and served as a clinical associate professor of medicine at UCSD and professor of medicine at the AMC/University of Amsterdam. Dr. Tak also founded the gene therapy company Arthrogen and the immunometabolism company Sitryx.
▪
Francesca Barone, M.D., Ph.D. Dr. Barone is our Chief Scientific Officer. Dr. Barone previously served as our Vice President, Head of Research. Prior to starting at Candel, she was Vice President and Head of Experimental Medicine at Kintai Therapeutics, which later merged with Senda Bioscience. Prior to her position at Kintai, Dr. Barone held the academic position of Reader in Translational Rheumatology and Academic Director of Business Engagement for the College of Medical and Dental Sciences at the University of Birmingham. While there, she was also the Director of the laboratories for Immuno-phenotyping in the Institute of Translational Medicine. Dr. Barone earned her M.D. and completed a specialization in Rheumatology from the University of Rome, Sapienza, with merit and her Ph.D. from King’s College London.
▪
Nathan Caffo. Mr. Caffo is our Chief Business Officer. He was most recently the Chief Business Officer of ALX Oncology where he played a key role in the company’s initial public offering. Prior to ALX Oncology, he was the President and CEO of Presage Biosciences, a company focused on intratumoral delivery of oncology agents. To date, Mr. Caffo has raised over $300 million in equity financing over his career.
▪
John Canepa. Mr. Canepa is our Chief Financial Officer. He was most recently Senior Advisor, Acting CFO at Frequency Therapeutics, where he completed several public and private financings including the company’s initial public offering. Prior to his position at Frequency Therapeutics, Mr. Canepa served as CFO of Agilis Pharmaceuticals and was instrumental in its sale to PTC Therapeutics. Prior to that, he was COO and CFO of Asterand Bioscience and led its sale to a private equity group. Mr. Canepa was an audit partner at Arthur Andersen for 23 years where he led the firm’s worldwide life sciences practice.

We believe in the power of collective intelligence when tackling important challenges. We have therefore sought to involve external perspectives through the formation of our Research Advisory Board that includes eminent immunologists, drug development and oncology experts. Members of the Research Advisory Board are selected based on their ability to contribute meaningful viewpoints to Candel’s internal scientific, clinical and strategic discussions in which they directly participate. There is no fixed term of service for Research Advisory Board members. Some Research Advisory Board members are compensated as described below.

The current members of our Research Advisory Board are as follows:

▪
James Allison, Ph.D., Chair of the Department of Immunology, MD Anderson Cancer Center, Director of the Parker Institute for Cancer Research, Awardee of 2018 Nobel Prize in Physiology or Medicine
▪
Edward J. Benz, Jr., M.D., President and CEO Emeritus, Dana-Farber Cancer Institute
▪
Henry Brem, M.D., Director, Department of Neurosurgery, Professor of Neurosurgery, Johns Hopkins University
▪
Roy Herbst, M.D., Ph.D., Chief of Medical Oncology, Yale Cancer Center
▪
Philip Kantoff, M.D., Former Chair, Department of Medicine, Memorial Sloan Kettering Cancer Center
▪
Padmanee Sharma, M.D., Ph.D., Professor of Genitourinary Medical Oncology and Immunology, MD Anderson Cancer Center

Dr. Benz is also a member of our Board of Directors.

Our Strengths

We believe our experience and capabilities in oncolytic viral immunotherapy will bring significant benefit to cancer patients who are underserved by the current standard of care, particularly in prostate and brain cancer. We believe our key strengths are:

▪
Deep clinical and development experience in innovative oncolytic viral immunotherapy. We are leveraging more than 20 years of development history, and have deployed our lead product candidate CAN-2409 in a range of oncology indications. These efforts have generated extensive clinical data in hundreds of patients and has driven our current development focus. We continue to leverage this depth of clinical data to select new indications of interest and to efficiently execute on our clinical development strategy. We are currently developing our two product candidates in seven clinical trials.
▪
Two potentially registrational trials for our CAN-2409 programs in localized prostate and high-grade glioma, indications with significant unmet need supported by its safety and tolerability profile and encouraging Phase 2 data.
▪
Localized prostate cancer: Current therapeutic options for early treatment of localized prostate cancer are limited and generally characterized by poor tolerability. A significant proportion of patients experience disease progression after receiving standard of care treatment. Based on our Phase 2 trial, intermediate-risk patients receiving CAN-2409 demonstrated failure rates which were 75% lower than the outcomes reported in four large, contemporaneous clinical trials in patients with comparable disease status who were treated with similar radiotherapy protocols, although this is limited because we have not conducted head-to-head studies. Based on the strength of this Phase 2 data, we are currently conducting a Phase 3 potentially registrational trial in localized prostate cancer under an SPA agreement with the FDA and expect a final data readout in 2024.
▪
High-grade glioma: There is presently a large unmet need in the first line patient population with current treatment options, such as temozolomide, demonstrating an overall survival benefit of only 2.5 months over radiotherapy alone. In our Phase 1b/2 clinical trial of patients with newly diagnosed high-grade glioma, we compared the administration of CAN-2409 combined with standard of care to the effects of standard of care alone. In this overall population, we demonstrated a statistically significant increase in median overall survival (mOS) of 17.1 months compared to 13.5 months observed in the standard of care arm. We believe that the beneficial effect of CAN-2409 can be further improved in the context of a precision medicine approach based on the pre-specified subgroup of patients with glioblastoma whose surgery achieved a gross total resection. In this population, CAN-2409 with standard of care demonstrated a mOS of 25.1 months compared to 16.3 months in the standard of care arm. We are pursuing this precision strategy and expect to commence our Phase 3 potentially registrational clinical trial in high-grade glioma in the middle of 2022.
▪
Phase 2 trial of CAN-2409 in combination with immune checkpoint inhibitors in NSCLC: Immune checkpoint inhibitors have become standard of care in NSCLC. However, a majority of patients ultimately progress on these treatments. New treatment options that improve the number of patients who respond and that increase the durability of these responses are urgently needed. We have an ongoing Phase 2 trial that combines CAN-2409 with immune checkpoint inhibitors in patients with NSCLC and expect safety and initial efficacy data by the end of 2022.
▪
Two oncolytic viral immunotherapy platforms provide versatility and optionality to pursue a range of solid tumor indications. With our clinical stage engineered adenovirus and HSV platforms, we can approach indications of interest through multiple modalities, expanding our potential to address patients in areas with high unmet need. For example, we are currently conducting clinical trials in two different brain cancer indications with product candidates engineered from our adenovirus and HSV platforms, CAN-2409 and CAN-3110, respectively.
▪
Attractive commercial profile and ownership of our programs. For each investigational product, there is an opportunity to expand into new indications ('pipeline in a product'). We currently own development and commercialization rights for our programs in major markets, including the United States, Europe and Asia, allowing us to control development and seek approval in those areas as we prepare our commercialization efforts.
▪
Manufacturing strategy. We expect that our cost-of-goods will be substantially lower than cell- and antibody-based therapies because of our high-yield manufacturing process. We plan to manufacture our therapeutics for commercialization using third-party manufacturers.

Our Strategy

Our goal is to develop best-in-class oncolytic viral immunotherapies to transform the lives of cancer patients. We plan to develop and commercialize our two lead product candidates, CAN-2409 and CAN-3110, for the treatment of a broad range of solid tumor indications, while continuing to build our pipeline through our discovery platform. Key elements of our strategy include the following:

▪
Advance the late stage development of, and seek regulatory approval for, our lead product candidate, CAN-2409, in newly diagnosed, localized prostate cancer. We are currently conducting a potentially registrational Phase 3 clinical trial in intermediate- and high-risk patients in combination with the standard of care, radiotherapy. If approved, we believe CAN-2409 could be a first-in-class drug for localized prostate cancer patients with the potential to reduce disease progression and recurrence.
▪
Advance the development of, and seek regulatory approval for, CAN-2409 in both monotherapy and combination therapy for high-grade glioma. We have completed a Phase 2 clinical trial that showed a statistically significant overall survival benefit of approximately 8.8 months in first line glioblastoma patients who underwent gross total resection. We plan to initiate a Phase 3 trial employing a precision medicine approach in this indication in the middle of 2022. We have also entered into a collaboration with BMS and ABTC for a Phase 1b clinical trial in high-grade glioma patients testing the combination of CAN-2409 and nivolumab (Opdivo, BMS), with safety and initial efficacy data expected by the end of 2022.
▪
Advance the clinical development of CAN-3110, an oncolytic HSV with tumor-specific enhanced replication potency. An investigator-initiated Phase 1 clinical trial is ongoing in recurrent glioblastoma with additional biomarker data received in November 2021. This trial will evaluate the activity of CAN-3110 in later stage disease, where we believe a replicating virus may present therapeutic advantages.
▪
Advance the development of CAN-2409 in patients with inadequate responses to standard of care immune checkpoint inhibitors. A phase 2 trial that evaluates CAN-2409 in combination with immune checkpoint inhibitors is currently underway, with initial data from this open label trial expected in the second quarter of 2022.
▪
Continue to expand the development of CAN-2409 in other solid tumor indications, such as pancreatic cancer. We believe we can leverage our broad clinical experience to expand the development of CAN-2409 in other indications. We have initiated a Phase 2 clinical trial in patients with advanced non-metastatic pancreatic adenocarcinoma. Our experience in these indications may enable us to expand in the future into other indications.
▪
Leverage our HSV oncolytic viral immunotherapy platform to develop additional HSV product candidates. Our platform enables rapid vector engineering and generation of new candidates. Key attributes of HSV that allow targeted modifications to the virus are high capacity for genetic cargo, and the ability of our platform to generate both replication incompetent and competent agents depending on the demands of a particular application.
▪
Develop strategic partnerships to maximize the value of our current and future product candidates. In order to advance treatment options for a large number of patients, we may partner with other companies with complementary resources to maximize the value of our current and future product candidates. Such partnerships may allow us to pair CAN-2409, CAN-3110 and our future product candidates with other novel agents owned by strategic partners. Partnerships may also help realize the full potential of our product candidates in markets where we are unlikely to pursue development or commercialization on our own. We intend to maintain significant economic interest in our product candidates and selectively consider partnership opportunities.

▪
Develop commercial scale manufacturing of CAN-2409 at a contract manufacturer and complete our planned cGMP manufacturing facility for the manufacture of CAN-3110. We will rely on third party contract manufacturers for commercial scale manufacturing of our adenovirus product candidate, CAN-2409. We expect to develop clinical scale, fully integrated manufacturing capabilities at our facility in Needham, Massachusetts for clinical trial product supplies.

Our Market Opportunities in Localized Prostate Cancer, Non-Small Cell Lung Cancer and High-Grade Glioma

The three indications where we have the most advanced clinical trials are localized prostate cancer, non-small cell lung cancer, and high-grade glioma. These types of cancer present substantial market opportunities.

Prostate cancer is the second leading cause of cancer death among men in the United States. The prostate cancer therapy market is estimated to be approximately $9.9 billion in 2019 growing to over $16.1 billion by 2026. Although most deaths occur in patients with later stage metastatic disease, the majority of prostate cancer patients roughly 150,000 annually in the United States are initially diagnosed in the early stage of disease. Standard of care in this early, localized setting, leaves substantial need unaddressed. The primary interventions are surgery, radiotherapy and androgen deprivation therapy, also known as chemical castration. These treatments have high incidence of potentially life altering side effects, including incontinence and erectile dysfunction. There is therefore a significant unmet need for a novel treatment able to forestall or prevent progression to later stages of disease without the burdensome side effects associated with the current standard of care.

In recent years, immune checkpoint inhibitors (ICIs), specifically PD-1 directed agents, have transformed the treatment paradigm of NSCLC and become a backbone therapy for this indication. Over a half dozen immune checkpoint inhibitor products have been approved in a number of cancer indications, and there are numerous other related drug candidates in preclinical and clinical development. Global sales for ICIs in 2019 were approximately $23 billion with NSCLC, accounting for between 50% and 55% of overall sales. The commercial opportunity in NSCLC is significant. Drug treated patient populations in the US for 2020 are estimated at 75,160; 47,920 and 21,990 in first-, second- and third-line treatment, respectively. ICI use in NSCLC has become standard of care with approximately 49% of first-line patients in the United States being treated with an ICI alone or in combination with other agents.

Glioblastoma is the most common form of brain cancer, comprising approximately 90% of high-grade gliomas, and has an extremely poor prognosis. Fewer than 10% of patients survive longer than 5 years, with a median overall survival of less than 15 months. The primary standard of care treatments are surgery, radiotherapy and chemotherapy. None of these treatments offer the potential of a cure, with nearly all patients eventually succumbing to their cancer. While the annual number of drug-treatable patients with glioblastoma in the United States is approximately 16,000, limited treatment options and the substantial unmet need present a significant market opportunity. One illustrative example is the agent temozolomide, which demonstrated improvement in median overall survival of less than three months compared to standard of care, yet still generated peak annual revenue of over $1 billion.

Our Approach

Conventional cancer therapies (chemotherapy, radiotherapy and surgery) often do not eradicate 100% of the tumor cells, which often leads to tumor progression or recurrence. Deep and durable responses, therefore, are still elusive for many cancer patients. Traditionally, surgery and/or radiotherapy are used for local tumor debulking whereas chemotherapeutic agents target systemic eradication of tumor cells. These treatment modalities, however, are often limited by toxicity.

Immunotherapy is a relatively new treatment modality that has expanded the anti-cancer treatment paradigm. FDA-approved immunotherapies include cytokines, cell therapies and antibodies, including checkpoint inhibitors. Much focus has been placed on harnessing the effector T cell arm of the immune system for tumor specific immunity. Adoptive T cell therapy has shown positive results but with limited activity in solid tumors, and is not scalable for widespread use. Vaccine approaches range in complexity from peptide antigens to autologous or allogeneic tumor cell products. The advantage of the single antigen approaches is that they can be easily manufactured and produced, however, they have the fundamental disadvantage of being potentially irrelevant for a patient’s specific tumor or immune system or easily bypassed by resistant clones. Cellular vaccines are not easily scalable and allogeneic vaccines may not bear the relevant antigens expressed by a patient’s tumor. Immune checkpoint inhibitors, or ICI, such as anti-PD-1 and anti-PD-L1 antibodies, have transformed the treatment paradigm for different cancer indications. However, only approximately 15 to 40% of patients overall respond to such treatment.

We are focused on the development of oncolytic viral immunotherapy approaches, which are based on an extensive history of research. Originally, the mechanism of action of those agents was believed to be based only on the ability of the virus to induce cancer cell lysis and to resolve tumors. Later, it was demonstrated that viral immunotherapy may induce immunogenic cell death. This effect may be enhanced by the pro-inflammatory effects of the viral capsid proteins. With the dramatic emergence of ICIs and immunotherapy as a core treatment modality, the importance of the immunostimulatory aspect of viral-mediated approaches became more widely evident. The currently understood generalized mechanism of action of oncolytic viral immunotherapies is unique in combining both an anti-tumor cytotoxic component and an immune-stimulatory component. Together, these modalities lead to an “in-situ vaccination” effect against the injected tumor followed by an effect on uninjected distant metastases.

Pairing this therapeutic approach with ICI treatment is based on a strong mechanistic rationale and has shown promise in experimental models of cancer. It has been observed that tumors that are least responsive to ICI are commonly characterized by low levels of lymphocytic infiltration and low or no PD-L1 expression levels; they are referred to as “cold” tumors. One of our areas of focus is the conversion of immunologically suppressed “cold” tumors into immunologically active “hot” tumors, thereby increasing their responsiveness to ICI.

Specific aspects of the mechanism of action of viral immunotherapy include the following:

Direct anti-tumor cytotoxic activity. Tumor specific viral mediated oncolysis is achieved by both precise delivery of the engineered virus to the tumor as well as the virus’ ability to selectively replicate within a cancer cell. Various approaches have been applied in different programs to increase the specificity and potency of viral toxicity aimed at tumor cells, including genetic modifications and use of prodrugs.

Broad stimulation of anti-tumor immunity. The immunogenic cell death driven by oncolysis results in a potent local and systemic immune stimulation with the increased expression of proinflammatory cytokines, chemokines and adhesion molecules. This, in turn, promotes the activation of both the innate and adaptive arms of the immune system in the presence of highly immunogenic viral components. This broad response commonly includes recruitment and activation of antigen-presenting cells and effector immune cells to the site of the tumor.

Priming of the immune system against tumor antigens. The lysis of cancer cells leads to the exposure of tumor-specific antigens. This early effect, combined with intratumoral immune cell infiltration and activation, leads to antigen presentation and initiation of a local adaptive immune response targeted against a set of tumor antigens expressed by the patient’s cancer cells.

Development of a systemic immune memory response. Viral immunotherapy induces the development of a long-lasting systemic immune surveillance against the antigens associated with the injected tumor, and consequently, tumor antigens expressed at metastatic sites. This, leads to a cytotoxic immune response against the distant tumor cells, also known as an abscopal effect.

Desirable clinical properties. Viral immunotherapy has attributes that are important for a cancer therapeutic. The agents are off-the-shelf, and while they have been shown to stimulate immune responses in certain patients, there is no requirement to modify them for each patient, unlike other cellular therapy approaches. The first viral immunotherapy (Imlygic, Amgen) was approved by the FDA in 2015, providing support that additional agents in this class may have similar potential. Furthermore, safety data shown in the clinical trials and the ultimate approval of Imlygic, supports the ability to combine viral immunotherapy with other agents due to the potential for fewer overlapping side effects.

Our Product Candidates: Two platforms and two clinical candidates to address diverse clinical needs

Our two platforms, one based on adenovirus and the other based on HSV, provide different and complementary sets of attributes, which allows us to utilize the product candidate that is best suited for a particular clinical application.

Key attributes across our oncolytic viral immunotherapy platforms include:

▪
Targeting a Wide Range of Cell Types. Product candidates from both the HSV and adenoviral platforms can transduce a diverse range of cell types, which we believe will allow us to address many different forms of cancer.
▪
Off-the-Shelf Product. A standardized product intended to be available as needed via prescription supports straightforward clinical administration, simplified manufacturing and supply chain management.
▪
Intratumoral Route of Administration. Both of our product candidates are administered by direct injection into the tumor site. This aims to maximize immune stimulation and minimize systemic toxicity, factors that are believed to be suboptimal with intravenous administration. For the indications that we selected, this is a straightforward procedure, leveraging standard of care medical procedures, such as intra-prostate injection or delivery during diagnostic (bronchoscopy) or therapeutic (neurosurgery) procedures.
▪
Cost-efficient Manufacturing. Both product candidates are relatively inexpensive to manufacture, particularly when compared to other biologic or cellular therapy treatments. We believe that there are several qualified contract manufacturers with experience manufacturing adenovirus and HSV products.

Key attributes of our Adenoviral platform include:

▪
Targeting a Wide Range of Cell Types. Adenoviruses can efficiently transduce cells from different lineages. This allows us to apply this platform to many different tumor types.

▪
Immunogenic Virus Particle. The adenoviral virus particles are strong simulators of the innate immune system, a property that contributes to immune activation at the site of administration.
▪
High-Titer Formulation. Adenovirus can be formulated at high titers, facilitating the administration of low volume doses sufficiently potent to induce strong activity, particularly in volume sensitive indications such as brain cancer.
▪
Product Stability. The formulation deployed in clinical trials has stability at refrigerator temperatures (4°C), supporting use at less specialized and therefore widely accessible sites such as community-based private clinics.
▪
Non-Replicating Design. Engineering the adenovirus to remove replication ability reduces the potential for viral shedding, something which is particularly important in clinical applications such as prostate cancer. There is no need for in vivo amplification as the virus is highly immunogenic and can be administered at high titers.

Key Attributes of our HSV platform include:

▪
Amenable to Engineered Modifications. Our knowledge of virus biology allows us to make modifications, such as those already present in CAN-3110 to target certain tumor types. The tumor specific replication ability of CAN-3110 is regulated by the expression of ICP34.5, a gene encoding for a protein that permits viral replication even in the presence of the interferon response that is normally able to quell viral infection. In the CAN-3110 construct, ICP34.5 expression is driven in gliomas, but not in healthy brain tissue, thereby enabling replication specifically in the context of brain tumors. We believe our HSV platform will allow us to implement additional genetic modifications to leverage the use of CAN-3110 in high-grade glioma and in other tumor types.
▪
Capacity for Replication. There is a strong rationale for use of a replication-competent virus that is designed to provide potent oncolysis and in vivo virus amplification in high tumor volume or less anatomically accessible tumors, such as recurrent high-grade glioma.
▪
Lower Immunostimulatory Potency. The engineered HSV viral particle is able to persist and replicate at the site of the tumor. This is particularly important in larger tumors formed in immune privileged, highly immunosuppressive sites; supporting the use of CAN-3110 in recurrent high-grade glioma.
▪
High Capacity for Genetic Cargos. Our HSV platform allows the introduction of large genetic cargos, such as multiple immunomodulatory genes that may further enhance the anti-tumor immune response.

Our Lead Product Candidate: CAN-2409

We believe the adenovirus-based CAN-2409 has advantageous properties that differentiate from other viral immunotherapies. Namely, CAN-2409:

▪
Has shown activity in a range of solid tumor types and in late-stage clinical trials.
▪
Has been dosed in hundreds of patients and has shown a favorable tolerability profile.
▪
Is engineered to be potently immunogenic but non-replicating with the goal of maximizing the immune response while minimizing the risk for local and systemic toxicity.
▪
Can be stored at 4°C, facilitating the use of CAN-2409 in out-patient clinics. This aspect is particularly favorable in indications such as prostate cancer, where patients are often monitored in individual private practices.

CAN-2409 (international non-proprietary name: aglatimagene besadenovec) is an adenovirus-based replication-deficient engineered gene construct encoding the thymidine kinase gene derived from the herpes simplex virus. It is injected directly into the tumor or target tissue. Localized injection is intended to minimize systemic toxicities associated with systemic intravenous administration, eliminating the requirement for complex immune evasion or tumor-specific targeting mechanisms, and focuses the immune response locally against the tumor, while also activating the desired systemic anti-tumoral response. The adenoviral construct is used as a vector to transport the thymidine kinase gene into the tumor cells at the site of injection. Thymidine kinase converts generic, FDA-approved anti-herpes drugs, such as ganciclovir, acyclovir and valacyclovir, which we use as prodrugs, into a toxic nucleotide analogue. These agents are widely available, inexpensive and are generally well-tolerated. Cells transduced with thymidine kinase gene undergo immunogenic cell death after exposure to these systemically administered prodrugs.

The prodrug-derived cytotoxic nucleotide analogs are designed to inhibit DNA replication and repair, leading to the death of multiplying tumor cells, and in particular of cells undergoing repair from radiation or chemotherapy damage. This oncolytic activity is immunogenic and exposes tumor antigens that can elicit a further tumor-specific immune response. Additionally, the virus itself stimulates a marked immune response.

CAN-2409: Mechanism of action - local immune activation

Key pro-inflammatory cytokines such as GM-CSF and IL-6 as well as chemokines, adhesion molecules and costimulatory molecules are locally upregulated, resulting in an inflamed (hot) tumor microenvironment, able to further enhance T cell activation.

This local effect provides a strong mechanistic rationale for the combination of oncolytic viral immunotherapy with T cell checkpoint inhibitors such as PD-1 or PD-L1 targeting antibodies. ICI agents work by unmasking the inhibitory signals provided by PD-L1 ligands on tumor cells when bound to PD-1 receptors on T cells. By blocking this suppressive signal pharmacologically, it has been demonstrated that T cells can be unleashed to attack cancer cells and that profound clinical benefit can be achieved, but this benefit accrues only to a minority of patients. It has been hypothesized that treatment results can be significantly improved by optimizing recognition of the specific tumor antigens by the patient’s adaptive immune system using oncolytic viral immunotherapy combined with the non-specific stimulation of T cells induced by ICI treatment. It appears that a duality of signals is required: releasing the checkpoint inhibition as described earlier, coupled with the provision of a positive, stimulatory signal to T cells. The efficient presentation of tumor specific antigens by MHC class I molecules to the immune system provides just such a specific, stimulatory signal. Oncolytic viral immunotherapies have been shown to facilitate such cross presentation of tumor antigens and are therefore an attractive complement to PD-1 or PD-L1 checkpoint blockade.

The immune system is highly dynamic, with continuous trafficking of different populations of immune cells throughout the body. One outcome of this is that when T cells are locally activated against tumor-specific antigens, they can act systemically to drive an efficient immune response at sites distant from the original tumor, as is illustrated schematically in the figure above. This abscopal effect may explain the significant effects observed at distant, uninjected sites demonstrated in experimental model of cancers. Abscopal effect has been shown with CAN-2409 in a mouse model of prostate cancer. The model employed RM-1, a syngeneic prostate cell line, that was implanted both in the flanks of the mice as well as systemic, via a tail vein injection to mimic metastatic disease, resulting in the emergence of lung tumor nodules. After intratumor treatment of the flank tumor masses with either CAN-2409 and systemic prodrug, alone or in combination with radiotherapy, we observed a beneficial response in both injected and uninjected metastatic tumor. Use of CAN-2409 resulted in a 38% mean reduction in tumor volume and, in the combination arm, a reduction of 61% in tumor volume. Notably, the number of lung nodules was reduced from 20.5 in the control arm and 22.4 in the mice that received radiotherapy to 13.0 in the CAN-2409 arm, to 6.6 when CAN-2409 was combined with radiotherapy.

CAN-2409 treatment teaches the immune system how to fight cancer in injected tumor and uninjected metastases

The activity of CAN-2409 treatment has been shown to be dependent on CD8+ T cell involvement in mouse studies that evaluated permutations of CAN-2409 treatment and T cell depletion. In the figure below, experimental data show that in mice bearing AKR flank xenografts that were treated with CAN-2409 and prodrug, significant tumor growth inhibition was observed. In contrast, mice treated with the prodrug and a negative control vector showed significantly less tumor growth inhibition, providing evidence that the specific adenoviral construct of CAN-2409 is a key factor in anti-tumor activity. Moreover, when two additional arms were treated as just described but with the addition of an antibody that depleted CD8+ T cells, very little tumor growth inhibition was observed. This supports the contention that the activity of CAN-2409 treatment is directly dependent on CD8+ T cells. Furthermore, T cells from mice that were successfully treated with CAN-2409 and prodrug were shown to be sufficient to inhibit tumor growth when mixed with AKR tumor model cells and implanted subcutaneously in mouse flanks. This activity was not observed with T cells from untreated mice, from mice that were treated with a control vector that lacked the thymidine kinase gene, or when the AKR tumor cells were xenografted alone. These data are consistent with a T cell dependent mechanism of action of CAN-2409.

CAN-2409 Mechanism of action – T cell dependent anti-tumor activity

CAN-2409 Mechanism of action – Response to CAN-2409 treatment is transferable via CD8+ T cells in mouse models of cancer

CAN-3110 and the HSV platform technology

CAN-3110 is a modified HSV with specific properties that can be leveraged in diverse clinical indications. Namely, CAN-3110:

▪
Is engineered to provide oncolysis through tumor replication specifically in Nestin expressing cancer cells.
▪
Has demonstrated statistically significant survival benefit in preclinical models of brain cancer.
▪
Has demonstrated a favorable tolerability profile, not reaching a dose limiting toxicity in the dose range tested in our Phase 1 trial.
▪
Has shown a preliminary clinical signal in a difficult to treat brain cancer population, critically defined by a highly immunosuppressive environment.
▪
Has been engineered to replicate in a range of other indications characterized by Nestin expression.
▪
Is derived from the HSV platform that also provides the potential to support expansion of our pipeline with novel agents.

CAN-3110 is an engineered oncolytic HSV where the expression of ICP34.5, the gene responsible for viral replication, has been placed under the control of a tumor-specific Nestin promoter. This modification of the viral genome enables us to maintain the function of ICP34.5, an HSV protein that allows virus replication even in the presence of a suppressive interferon response, under a strict control and only in tumor cells.

ICP34.5 is often deleted in other HSV oncolytic viruses that may be less tumor selective with an intent of achieving favorable safety profile, but this often results in weak viruses characterized by poor replication ability and an ability to generate limited immune response.

Nestin is a cytoskeletal protein that is overexpressed in glioma cells, but it is absent in the healthy adult brain. In CAN-3110, ICP34.5 expression is controlled by the Nestin promotor enabling viral replication selectively in tumor cells. This replication-competent HSV construct provides tumor-specific cytolytic activity in animal models, while sparing healthy cells. As set forth below, data with a tool analogue of CAN-3110 in a mouse model of glioma has shown survival benefit over control vectors when the agent is administered to mice at both early and late stages of tumor growth, even after tumor implantation has led to neuropathology.

CAN-3110: HSV “Nestin 34.5” construct

Shown Survival Benefit after rQNestin (CAN-3110 tool compound) treatment in mouse model of high-grade glioma

Our technology platform enables rapid HSV vector engineering and generation of new therapeutic candidates. Our platform allows rapid and precise modifications to the virus including the insertion of high cargo capacity DNA cargo cassettes, generation of both replication incompetent and competent agents, and other attributes which provide the opportunity to optimally design HSV technologies for specific therapeutic applications in oncolytic and immunotherapeutic indications. Our team has produced and released HSV vectors for multiple human clinical trials. Our HSV discovery platform allows us to feed and fill our pipeline, building on our vast experience in developing oncolytic viral immunotherapies.

Intratumoral administration

Both CAN-2409 and CAN-3110 are intentionally administered intratumorally. We believe that directly injecting these oncolytic viral immunotherapies into a patient’s cancerous tissue helps to optimize the benefit/risk for these agents to be highly immunostimulatory at the site of the tumor, whereas systemically administered agents would need to avoid detection by the body’s immune surveillance mechanisms to avoid rapid destruction before getting to the target tumor. Intratumoral administration is straightforward and feasible in the indications that we have selected. The first FDA approved oncolytic virus, Imlygic, is intratumorally administered. Although approved, this agent has had modest commercial success, with annual peak worldwide sales under $100M. These commercial results can be explained by a variety of factors. First, Imlygic treatment missed the endpoint of improved survival. Second, at the time of Imlygic’s approval, other successful treatments became available, such as immune check point inhibitors, and BRAF/MEK inhibitors. Third, Imlygic requires -70°C storage, which necessitates specialized and expensive equipment. CAN-2409, in contrast, is stable at 4°C, which is compatible with inexpensive storage refrigerators. In summary, CAN-2409 injection is aligned with clinical practice, can be stored at regular refrigerator temperatures, and cost of goods are expected to be low.

Our CAN-2409 Programs

Localized Prostate Cancer

Prostate cancer is the second leading cause of cancer deaths in men in the United States, representing a high level of medical burden and unmet need. Approximately 200,000 men in the United States are diagnosed with prostate cancer annually, with more than 30,000 deaths each year. As shown in the chart below, of the approximately 150,000 men in the United States who were diagnosed in 2020 before their prostate cancer had metastasized, roughly 105,000 are considered intermediate- or high-risk of progression and approximately 45,000 are considered to be low-risk. For the intermediate- and high-risk patients, the standard of care is radical prostatectomy and radiotherapy often in conjunction with androgen deprivation therapy or chemical castration. Weighing the balance between therapeutic efficacy and side effects linked to therapy, about 10% of the intermediate-risk patients, and approximately 40% of the low-risk patients decide, in consultation with their physicians, to adopt a close monitoring approach known as active surveillance that involves periodic imaging, biomarker evaluation and biopsies.

CAN-2409 current target patient populations in localized prostate cancer

To our knowledge, the only FDA-approved pharmacologic intervention indicated for newly diagnosed localized prostate cancer is chemical castration therapy, also known as ADT. Standard of care for localized disease is primarily surgery, radiotherapy and/or ADT. Because ADT has a potentially severe side effect profile, including impotence, hot flashes, mood changes, depression and others, these hormone treatments are reserved only for those patients that present the highest risk of localized or metastatic prostate cancer. Similarly, surgical prostatectomy can often cause urinary dysfunction and sexual dysfunction that can last years and sometimes be permanent. Approximately one-third of men with normal baseline function will report some increase in urinary symptoms and urgency after prostatectomy and the majority of men will experience some erectile dysfunction after treatment with either surgery or radiation.

As a result of PSA screening programs, a majority of patients are diagnosed at early stages of disease with low grade, low volume, asymptomatic prostate cancer. Current screening methods are inadequate to definitively identify which patients are most likely to progress. As a result of these side effects, there is a large desire to delay or prevent the need for radical treatment. As a result, many men with prostate cancer meeting the National Comprehensive Cancer Network (NCCN) guidelines for low-risk prostate cancer choose not to be treated and to undergo an intense monitoring program, known as Active Surveillance (AS), as their preferred initial course of treatment. However, within 10 years of diagnosis, between 21 and 38% of men will have developed progressive cancer and require invasive treatments. It has been reported that 21 and 41% of patients initially under AS convert to active treatment based on progression of their disease within two and five years, and approximately 17% of men undergoing AS choose to move to active treatments within 10 years of diagnosis, even in the absence of any evidence of progression, underscoring the level of concern around progression and the significant unmet need in this early line of treatment.

We believe CAN-2409 provides a significant commercial opportunity for therapeutic use in the newly diagnosed, localized prostate cancer patient population, with the goal of reducing progression or recurrence of disease without significant toxicities and with a product that can be administered at outpatient facilities.

Clinical Experience with CAN-2409 for Prostate Cancer

We have completed multiple Phase 1 clinical trials in non-metastatic prostate cancer using CAN-2409 as monotherapy and in combination with standard of care. The results of these trials provide evidence to support CAN-2409 immune activation, dosing levels and schedules as well as a favorable tolerability profile. We have administered CAN-2409 to over 700 patients with localized prostate cancer to date, of which approximately 500 are in currently ongoing, placebo-controlled randomized trials.

Monotherapy Activity

We have observed what we believe to be a clinical response with CAN-2409 as monotherapy in our Phase 1 trials. These responses have been observed in patients with prostate cancer, including patients with newly diagnosed, localized disease, as well as those whose cancer was progressing even after radiotherapy.

In newly diagnosed patients with localized prostate cancer, analysis of biopsies following monotherapy CAN-2409 treatment revealed change in glandular architecture, necrosis and increased immune cell infiltration as compared to baseline biopsy. We observed in treated samples a 4-fold increase in the number of CD8 positive T cells and a 3-fold increase in the number of CD68+ macrophages, demonstrating immune response to CAN-2409.

Induction of CD8+ tumor-infiltrating lymphocytes in Phase 1/2 prostate cancer trial

In another of our Phase 1 trials, patients whose prostate cancer had progressed following radiotherapy and that presented a persistently rising PSA level, were treated with CAN-2409 as monotherapy using six dose levels, ranging from 1x108–1x1011 viral particles. In 27 of the 36 patients recruited, a decrease in PSA levels was observed following a single cycle of CAN-2409, as measured by the best PSA decrease in serial assessments within the first 3 months after treatment. PSA, while an imperfect biomarker for prostate cancer, is still widely employed for patient management in conjunction with biopsy, as rising PSA levels, and in particular PSA doubling time are associated with disease progression. In that same trial, we observed that the PSA doubling time improved significantly (p=0.0271) from 15.9 months at baseline to 42.5 months after a single cycle of CAN-2409 administration, in this treatment resistant patient population. A subset of the patients in this trial also received second or third injection courses of CAN-2409. In the majority of those patients, a decrease from pre-administration PSA levels was again observed upon repeated injection. This dynamic is illustrated below in the inset PSA graph of “patient 19” in this trial. The orange datapoints represent PSA levels immediately prior to CAN-2409 administration. After a first dose, the patient’s PSA level dropped below baseline levels for over 10 months, at which point serial increases were observed, as expected in recurrent prostate cancer. Upon a second injection course of CAN-2409, a sequential drop in PSA was again induced, indicating potentially repeated CAN-2409 activity even in recurrent disease subsequent to an initial response.

Phase 1 trial of CAN-2409 monotherapy in prostate cancer - Best response to first injection (n=36)

Use of CAN-2409 in combination therapy

Because of the increasing prevalence of combination therapy for cancer patients, the ability to combine novel agents with standard of care treatments without overlapping toxicity is of increasing importance. We believe that the favorable tolerability profile of CAN-2409 demonstrated in our clinical trials is encouraging for our current and future development plans, in combination with other agents but also as a monotherapy in lower risk patient populations that are not willing to undergo more aggressive forms of treatment. The safety data from our Phase 2 clinical trial in prostate cancer patients treated with CAN-2409 in combination with standard of care are summarized in the table below. Of note is the absence of reported grade 4 treatment related adverse events and only single-patient incidence of grade 3 treatment related adverse events. It was anticipated that flu-like symptoms would be evident, because CAN-2409 is an adenoviral gene construct known to induce a systemic immune response. Greater than 50% of patients reported fever and/or chills often associated with viral immune activation. These symptoms, which generally manifested early and transiently, often occurred on the evening of the intratumoral administration of CAN-2409 and resolved by the following morning. The rates of the gastrointestinal adverse events are consistent with those typically reported by patients undergoing radiotherapy, which is a component of standard of care in this population.

Phase 2 prostate cancer safety data for prostate cancer patients treated with CAN-2409 in combination with standard of care

Our Phase 2 trial data informed our agreement with the FDA under the SPA for our ongoing Phase 3 clinical trial. In our Phase 2 clinical trial, we observed that intermediate-risk patients who received CAN-2409 in combination with radiotherapy had failure rates that were 75% lower than those reported in four other contemporaneous trials of similar patient populations as shown in the table below, although this is limited because we have not conducted head-to-head studies. Where these other clinical trials reported freedom from failure rates of between 75-79%, corresponding to cumulative recurrence rates of 21-25%, CAN-2409 resulted in a 5% recurrence rate in patients with intermediate-risk prostate cancer. The median follow-up for the clinical trial of CAN-2409 was 5.7 years. Similarly, results in this clinical trial also demonstrated reduced recurrence rates in the low- and high-risk patients enrolled when compared to these other trials. Furthermore, a pathological complete response (pCR) was observed in 93% of the biopsies available at 2yrs (37%-73% in control populations). In this trial, low-risk patients achieved a PSA of < 2ng/ml in 77% of CAN-2409 treated patients versus 58% in control populations. The schema for this trial is shown below.

Completed phase 2 clinical trial of CAN-2409 combined with radiotherapy +/- androgen deprivation therapy

Freedom from failure in varying risk populations of localized prostate cancer

These were not head-to-head studies, which limits the ability to compare results.

The endpoint used in our Phase 2 trial is freedom from failure (FFF), defined by the period of time between treatment and the occurrence of a clinical or biochemical failure. Under the SPA agreement, we have selected disease-free survival (DFS) as the endpoint for our Phase 3 clinical trial. The DFS definition requires an objective detection of tumor progression. This largely overlaps with FFF as it is often triggered by detection of an increased PSA levels (i.e., biochemical failure). We have also reanalyzed our Phase 2 data using DFS parameters, supporting the implementation of DFS as endpoint in our Phase 3 trial.

Our Potentially Registrational Phase 3 Clinical Trial for Localized Prostate Cancer

We are developing CAN-2409 as a potential therapeutic option that avoids the long-term severe side effects of hormone therapy or surgical interventions. Based on the data from our clinical trials to date, we believe that CAN-2409 has the potential, if approved, to be the first product candidate approved for patients with localized prostate cancer in over 30 years. We are currently conducting a potentially registrational Phase 3 trial for CAN-2409, with agreement, under an SPA with the FDA for a single pivotal trial in newly diagnosed localized prostate cancer in intermediate and high-risk patients in combination with the standard of care, radiotherapy.

The clinical trial is targeting evaluating of over 700 patients, who are randomized 2:1. Patients will receive three investigational treatment courses of CAN-2409, each consisting of four concurrent injections of transrectal ultrasound guided administration of CAN-2409 followed by a course of oral valacyclovir. As illustrated schematically below, the first injection course is given at least 15 days but not more than 8 weeks before starting radiation. The second injection course is given 0-3 days prior to radiotherapy. The third and final injection course is delivered 15-22 days after the second injections. A fixed dose of valacyclovir is given for 14 days after each injection course. Standard of care external beam radiotherapy will be administered to patients throughout the course of the trial with optional ADT as determined by the treating physician.

Dosing scheme for CAN-2409 Phase 3 prostate cancer trial

Trial inclusion criteria are based on patients with localized prostate cancer meeting the NCCN criteria of intermediate-risk or patients presenting only one NCCN high-risk feature. NCCN intermediate-risk is defined as having at least one of the following: prostate serum antigen (PSA) of 10-20 ng/ml, Gleason Score of 7, and is staged T2b-T2c via the TNM staging system. Patients may also exhibit one high-risk characteristic that may consist of a PSA of 20+ ng/ml, a Gleason Score of 8-10, or a cancer that is up to stage T3a, but not more than one of these high-risk factors.

The SPA agreement specifically defines agreement with the FDA on the statistical design and power of the phase 3 trial, as well as the specifics of the primary endpoint definition. The SPA states that the study is adequately designed to provide the necessary data that, depending on the outcome, could support a biologics license application submission. The SPA does note the general point for all SPAs, that BLA filability and approvability are review issues and that a BLA approval will depend on the quality of actual clinical trial data, the robustness of the effect on the stated primary endpoint, the impact on the secondary endpoints, a favorable assessment of the study conduct, and analysis of safety information and other supportive data. We have approximately 50 active clinical sites for this clinical trial, and have enrolled over 700 patients, with enrollment completed in September 2021.

The primary endpoint for the clinical trial is DFS. Final results are expected in 2024. This trial has been designed to have 90% power, a hazard ratio of 0.5 and an alpha of 0.05. We are assuming a 15% improvement in the active arm (CAN-2409) as compared to placebo in the rate of events measured according to the DFS definition provided above.

A schema of this trial is set forth below.

Ongoing Phase 3 clinical trial of CAN-2409 in newly diagnosed, intermediate- and high-risk prostate cancer

Phase 2 Clinical Trial for Active Surveillance

Clinical results to date suggest that CAN-2409 as monotherapy may reduce the rates of biochemical failure for patients with localized prostate cancer. In the AS setting, we will assess whether CAN-2409 has the potential to delay or prevent tumor progression to a later stage that demands radical treatment.

The Phase 2 clinical trial is a randomized, double blind, placebo-controlled study evaluating 187 patients with localized prostate cancer undergoing AS. The trial completed enrollment in June 2019. Patients in this clinical trial were randomized 2:1, active to placebo. Patients randomized to the active arm received two investigational treatment courses of CAN-2409. The primary endpoint will assess patients’ risk of progression employing validated endpoints. We expect top line data from this clinical trial to be available in 2023. A schema of this trial is set forth below.

Fully accrued ongoing Phase 2 clinical trial of CAN-2409 in patients with prostate cancer being managed by active surveillance

High-Grade Glioma

Glioblastoma, the most common form of high-grade glioma, is a relatively rare cancer with first-line drug treated prevalent population in the United States of approximately 16,113 patients. In second- and third-line population, this number drops to 11,642 and 6,548, respectively. Fewer than 10% of patients survive more than five years past their initial diagnosis. The median survival is under 15 months with the current standard of care. Treatment in the upfront setting is surgical resection, if possible, coupled with temozolomide and/or radiotherapy. Over half of patients are candidates for maximal surgical resection and a portion succeed, achieving removal of all visible tumor mass. This outcome is known as gross total resection. Few pharmaceutical treatment options exist for patients with high-grade glioma, with the last significant FDA approval over a decade ago. Avastin was approved in 2009, specifically for patients with recurrent glioblastoma, and approval was granted despite the absence of a survival benefit in the registrational studies. Temozolomide was approved over 20 years ago, in 1999, with no new agent significantly supplanting its use since then, further underscoring the profound unmet medical need in this condition. In the registrational clinical trials, temozolomide use only demonstrated 2.5-month overall survival benefit, yet still saw global annual sales of over $1 billion at its peak in 2010, shortly before generic products entered the market. The prognosis for glioblastoma that has recurred is even more dire. Patients have scarce treatment options. Current standard of care mainly consists of repeating first line treatment approaches or participating in a clinical trial of investigational agents. Median survival in the recurrent setting is approximately six months.

CAN-2409 for High-Grade Glioma

In our Phase 1b/2 clinical trial in newly diagnosed patients with high-grade gliomas, including the difficult-to-treat glioblastoma, CAN-2409 demonstrated a statistically significant increase in patient survival when combined with current standard of care over the current standard of care alone (surgery, radiation and temozolomide). The trial compared the overall survival of 48 enrolled patients treated at 4 clinical sites with CAN-2409 plus standard of care against a matched controlled set of 134 patients enrolled at MGB who received only standard of care. The results demonstrated that the median overall survival of patients receiving standard of care alone was 13.5 months while patients receiving CAN-2409 plus standard of care was 17.1 months (p=0.0417) (left panel in the figure below). Importantly, a pre-planned analysis on a subset of patients treated surgically with gross total resection (>95% of tumor removed) during surgery (18 patients compared to 44 in the control arm), demonstrated a median overall survival of 25.1 months in the CAN-2409 arm versus 16.3 months in the standard of care group, with approximately a 50% improvement (p=0.0120) (right panel in the figure below). In this patient population, after three years, one in three patients was alive in the CAN-2409 arm compared to 1 in 20 patients in the standard of care group. At the end of the study, three of the patients who received CAN-2409 were alive without progression after 43, 62.1 and 88.5 months.

Completed Phase 1b/2 clinical trial of CAN-2409 combined with standard of care in high-grade glioma

Overall survival of CAN-2409 combined with standard of care in high-grade glioma

In our Phase 1/2 trials in high-grade glioma, CAN-2409 was generally well tolerated, with the majority of treatment-related adverse events being grade 1 or 2, and few reports of grade 3 or 4 events.

Treatment related adverse events from the Phase 1/2 trial in high-grade glioma

We are planning a potentially registrational Phase 3 clinical trial in patients with untreated high-grade glioma. The current trial design for this Phase 3 is planned to enroll patients with glioblastoma (WHO Grade IV) intended to undergo gross total resection and standard of care chemoradiation. The primary efficacy endpoint will be overall survival, powered to 90% with a hazard ratio of 0.65 and a type I error assumption of 2.5. We anticipate the trial to commence in the middle of 2022.

CAN-2409 Checkpoint Combination Therapy for High-Grade Glioma

Based on the clinical outcomes in glioma patients treated with CAN-2409 and the biomarker evidence for CAN-2409-mediated immune stimulation, we performed preclinical studies to examine whether CAN-2409 treatment of high-grade glioma would be enhanced if combined with immune checkpoint inhibitors to increase antitumor T cell responses. Use of either an anti-PD-1 antibody or CAN-2409 alone resulted in 30%-50% long-term survival in a murine glioma model. This percentage increased to 88% when CAN-2409 and anti-PD-1 were administered together. Analysis of infiltrating T cells indicated that CAN-2409 increases the activation of tumor-infiltrating CD8+ T cells, suggesting that the activity of this combination is due to a complementary biological mechanism of the two treatment modalities.

A Phase 1 clinical trial for patients with newly diagnosed high-grade glioma examining the combination of CAN-2409 and anti-PD-1 nivolumab (Opdivo, BMS) in collaboration with BMS and ABTC has now completed enrollment. This is the first clinical trial to evaluate the combination of CAN-2409 and nivolumab in high-grade glioma patients. Combining CAN-2409 with an ICI such as anti-PD-1 may enhance anti-tumor T cell activation and expansion, with the potential for better clinical outcome.

Ongoing Phase 1 clinical trial of CAN-2409 with Opdivo in high-grade glioma

Oncolytic Viral Immunotherapy in High-Grade Glioma

Oncolytic viral immunotherapy is a description of a therapeutic modality that encompasses multiple different constructs and divergent pharmacologic strategies. Some other viral approaches in high-grade glioma have previously failed, notably the investigational oncolytic viral immunotherapy agent Toca 511 that was evaluated in a Phase 2/3 trial in glioblastoma conducted by the company Tocagen. In the case of Toca 511, we believe the similarities to CAN-2409 in glioblastoma are very limited. Toca 511 was a retroviral construct that used a different transgene, was paired with a different prodrug, and had a different development program. There are significant differences between the programs. Of note, serotype 5 adenoviral gene constructs like CAN-2409 have been demonstrated to be highly immunogenic, whereas retroviruses are less immunogenic and therefore less likely to induce a strong innate immune response. Critically, in the single arm Phase 1 trial of Toca 511 in glioblastoma, the data from the investigational agent was compared to a non-concurrently treated external control group that was poorly matched to the demographics of the investigational cohort. For example, 74% of patients in the Toca 511 cohort had a Karnofsky performance score greater than 90, whereas only 51% of patients in the comparator group had such good clinical baseline status. The result was a (false) positive comparison in the Phase 1 trial in favor of the Toca 511 treated group. Further complicating interpretation of the Phase 2/3 trial, patients received only a median of two courses of prodrug commencing 6 weeks after virus dosing. With such significant differences between programs and in the conduct of clinical trials, we believe that such failures of other oncolytic viral immunotherapies in high-grade glioma and other indications have limited bearing on the probability of success of our planned Phase 3 trial of CAN-2409 in glioblastoma.

Lung Cancer (NSCLC)

In recent years, immune checkpoint inhibitors specifically PD-1 directed agents have transformed the treatment paradigm of NSCLC and become a backbone therapy for this indication. To date, seven immune checkpoint inhibitor products have been approved in a number of cancer indications, and there are numerous other related drug candidates in preclinical and clinical development. Global sales for ICIs in 2019 were approximately $23 billion with NSCLC, accounting for between 50 and 55% of overall sales. The commercial opportunity in NSCLC is significant. Drug treated patient populations in the US for 2020 are estimated at 75,160; 47,920 and 21,990 in first-, second- and third-line treatment, respectively. ICI use in NSCLC has become standard of care with approximately 49% of first-line patients in the US being treated with an ICI alone or in combination with other agents. Nonetheless, the median overall survival is approximately 22 months.

To assess the potential for CAN-2409 to trigger immune activation and produce a “hot” tumor phenotype, we designed and completed a clinical trial in patients with surgically resectable lung cancer. In this Phase 1 trial, dose escalation of intratumoral neoadjuvant CAN-2409 was followed by tumor resection three weeks later. The specific goal was to obtain biological data to better understand the impact of CAN-2409 on the tumor microenvironment, with a specific focus on intratumoral CD8+ T cell activation and function while assessing effects on the systemic immune response. The effects of CAN-2409 were evaluated by comparing post-injection specimens to an internal control consisting of each patient’s own pre-treatment needle biopsy and blood samples, and an external cohort of matched patients who underwent standard surgical resection without CAN-2409. The results showed evidence of significant intratumoral and systemic immune activation. Selected analyses are set forth in the chart below. Analysis of peripheral blood mononuclear cells, both before and after CAN-2409 administration, demonstrate a significant increase in expression of proliferation and activation markers including HLA-DR, CD38 and Ki67 three weeks after CAN-2409 initiation. Other relevant findings in this clinical trial included an increase in some markers of T cell activation such as PD-1 and CTLA-4, which are targets of immune checkpoint inhibitors that have been approved for use in NSCLC.

CAN-2409 stimulated local and systemic T cell response in patients with NSCLC

In our NSCLC Phase 1 clinical trial, two patients experienced grade 3 dehydration with renal insufficiency, two patients presented grade 3 urinary retention and six patients were observed to have a grade 4 low lymphocyte count. Of significant interest, one patient, a 70 year old male with a 14.8cm stage IIIA sarcomatoid carcinoma, exhibited a nearly 50% decrease in tumor volume at 3 weeks after CAN-2409 monotherapy treatment. Scans from this patient are shown below. Collectively, these results lead us to believe that CAN-2409 could provide an opportunity to improve ICI response rates in patients with NSCLC by eliciting additional immune activation in lung cancer patients.

Monotherapy activity of CAN-2409 in NSCLC

CAN-2409 and Checkpoint Combination Phase 2 Clinical Trial for NSCLC in Patients with Inadequate Response to ICI

We have initiated a Phase 2 clinical trial in NSCLC patients with inadequate response to ICI that will enroll patients receiving standard of care immune checkpoint inhibitors (plus chemotherapy if indicated) across three cohorts in combination with two courses of CAN-2409 plus ICI. We believe there is an opportunity to utilize CAN-2409 immune activation to improve ICI response rates with a short-term readout.

Our open label Phase 2 trial will enroll 96 patients and we expect initial safety data, translational biomarkers and efficacy data to be presented in the second quarter of 2022. The trial schema is set forth below.

Ongoing Phase 2 trial of CAN-2409 plus ICI and standard of care chemotherapy for stage III/IV NSCLC Patients

Additional Solid Tumor Opportunity

Pancreatic Cancer

We are currently conducting an exploratory Phase 2 clinical trial for CAN-2409 in pancreatic cancer, with enrollment ongoing. We anticipate presenting interim data in 2023. In a previous Phase 1b trial, patients with pancreatic cancer treated with CAN-2409 in addition to standard of care demonstrated a greater survival duration over the expected survival of the patients treated with the existing standard of care alone in a comparison to historical trial results. Furthermore, in a number of patients where pre- and post-treatment tumor biopsies were available, a statistically significant increase in the number of CD8+ tumor infiltrating lymphocytes was observed. In addition, the study concluded that CAN-2409 was generally well-tolerated in combination with standard of care.

CAN-2409 induced of CD8+ tumor-infiltrating lymphocytes

Other Cancer Indications

In addition to patients with prostate, brain, lung and pancreatic cancer, CAN-2409 has been dosed in small early-stage exploratory clinical trials in patients with ovarian cancer, malignant pleural effusion, pediatric brain cancer and retinoblastoma, supporting the tolerability profile described above.

Our CAN-3110 Program: Recurrent Glioma

Our first HSV-based product candidate, CAN-3110, is now in an investigator-initiated Phase 1 clinical trial in recurrent glioblastoma. This clinical trial is assessing CAN-3110 and is an open-label, single center, dose-escalation clinical trial. The primary endpoint of this clinical trial is to analyze the safety of CAN-3110 use, in patients with recurrent high-grade glioma. No dose-limiting toxicities were observed in doses ranging from 1x106 to 1x1010 PFU in half-log increments. 30 patients have been treated in the initial dose escalation phase and 12 additional patients had been dosed in a dose expansion phase as of April 30, 2021.

Immunohistologic studies showed persistent presence of HSV antigen and infiltration by CD8+ cytotoxic tumor infiltrating lymphocytes post treatment, providing support for the expected mechanism of action of CAN-3110.

Oncolytic HSV infection and CD8+ T cell infiltration after CAN-3110 treatment in patients with recurrent high-grade glioma

We are particularly encouraged by the clinical course of a patient who received CAN-3110 as a monotherapy upon recurrence of glioblastoma. The patient was diagnosed with multicentric glioblastoma and initially treated with standard of care surgical resection followed by temozolomide and radiotherapy. The patient later recurred with two lesions visualized on MRI. One, in the frontal region, was at the site of the initially resected mass and is labelled “Secondary lesion” in the MRI images below. The second, larger mass was a new lesion and is labeled as “Injected lesion” in the MRI images below. The patient received CAN-3110 via stereotactic administration into the injected lesion. At day 56 post-injection, there was a visible decrease in the volume of both masses. By day 112 post-injection, the volume of both masses was further reduced and the patient was able to go back to work. The patient eventually developed a third tumor and, following a stroke secondary to a diagnostic procedure, refused further treatment, dying approximately 15 months after participation in the trial. We find this to be an encouraging case report because of the unusually favorable disease course experienced by this patient in absence of concurrent therapies. Additionally, we have observed a median overall survival of 11.7 months in our Phase 1 trial in the first 30 patients as of the cutoff date of April 21, 2021. Given the median overall survival of 6-9 months in historical clinical trials of other investigational agents in patients with recurrent high grade glioma, we believe this is encouraging evidence of clinical activity. We received additional data from this open-label trial in November 2021 and will continue to assess CAN-3110 in this clinical trial.

Ongoing Phase 1 clinical trial of CAN-3110 in patients with recurrent high-grade glioma

MRI images of patient from Phase 1 high-grade glioma trial of CAN-3110 with abscopal effect

Clinical effect on injected and uninjected lesions.

56 YOM, IDH wild-type, MGMT partially methylated, right frontal mesial lesion initially treated with gross total resection, chemoradiation. Recurrences at two sites.

This trial is complementary to our work in the first line treatment setting of high-grade glioma with CAN-2409, a non-replicating viral construct. We believe that with the larger tumor burden frequently observed in the recurrent setting and more infrequent use of surgery in this population, a replication competent viral construct such as CAN-3110 may be a more appropriate approach.

Collaborations and Other Transactions

We are a party to a number of license and collaboration agreements under which we license patents, patent applications and other intellectual property to and from third parties. These licenses impose various diligence and financial payment obligations on us. We expect to continue to enter into these types of license agreements in the future. We consider the following license and collaboration agreements to be material to our business:

Periphagen. On December 9, 2019, we entered into a series of agreements, including an exclusive license agreement, a novation agreement, an equipment purchase agreement and an intellectual property assignment agreement, collectively the Periphagen Agreements, with Periphagen, whereby we acquired certain assets and licensed certain rights (including specified patent rights and know-how, or the Licensed IP Rights) of Periphagen, primarily consisting of exclusive rights to their technology platform and a portfolio of pre-clinical, development stage virus vectors, as well as certain physical property and equipment. The primary classes of assets are HSV-derived assets expressing neurotrophin-3 (or NT-3 Assets) and other HSV-derived assets (Gene Transfer Neuro-Assets). Under the license agreement, Periphagen granted us a worldwide exclusive license with the right to grant sublicenses through multiple tiers under the Licensed IP Rights to conduct research and to develop, make, have made, use, have used, offer for sale, have sold, export and import products incorporating the Licensed IP Rights in all fields of use except the treatment, diagnosis, and prevention of nononcologic skin diseases and conditions (including use as an aesthetic).

In addition, pursuant to the Periphagen Agreements, we undertook certain commitments and obligations, including the assumption of Periphagen’s outstanding loan in the principal amount of $1,000,000 with Diamyd Medical, AB. The promissory note has a contractual interest rate of 2% compounded annually, with the outstanding balance and accrued interest due upon maturity in November 2027, with no interim installments.

In consideration for the licenses under the Periphagen Agreements, we paid Periphagen $811,000 upon signing and agreed to make the following royalty and other payments:

▪
NT-3 Assets: a single digit percentage of net sales of NT-3 Assets, or, if applicable, a percentage of royalties received by us in the event of a license, sublicense, assignment or other transfer to a third party for commercialization (but no greater than the original royalty percentage we would be required to pay in the event we did not license, sublicense, assign or transfer NT-3 Assets);
▪
Gene Transfer Neuro-Assets: a single digit percentage of net sales of Gene Transfer Neuro-Assets, or, if applicable, a percentage of royalties received by us in the event of a license, sublicense, assignment or other transfer to a third party for commercialization to treat certain conditions and diseases (but no greater than the original royalty percentage we would be required to pay in the event we did not license, sublicense, assign or transfer Gene Transfer Neuro-Assets);
▪
Combination Products: a certain percentage (based on the weighted average sale price of NT-3 Assets, or Gene Transfer Neuro-Assets, as applicable) of net sales of combination products; and
▪
Disposition Income: (i) a single digit royalty rate of certain consideration we receive for the grant of a license, assignment or other intellectual property rights related to the NT-3 Assets and (ii) if we consummate a strategic collaboration with certain specified parties to treat non-oncolygic neurological conditions and diseases, either 2nd decile (if consummated within 18 months) or mid-2nd decile to mid-3rd decile (if consummated thereafter) royalty rates of certain consideration we receive for the grant of a license, assignment or other intellectual property rights related to the Gene Transfer Neuro-Assets.

If we are required to pay royalties to a third party on any product covered under the Periphagen Agreements, we may credit such royalty payments against the royalties owed to Periphagen in the applicable country, up to a percentage reduction in the mid-2nd decile.

The exclusive license agreement with Periphagen, or the Periphagen License Agreement, requires us to use commercially reasonable efforts to complete a human proof of concept clinical trial of an NT-3 Asset, which includes certain specified clinical milestones. If we fail to use such efforts, subject to dispute and escalation provisions in the Periphagen License Agreement, then we may submit a specified payment in lieu of satisfying such obligations. If we fail to do so, Periphagen may terminate the Periphagen License Agreement for material breach.

The Periphagen License Agreement expires on the later of December 9, 2069 or the end of the Royalty Term. Upon expiration, we will have a fully paid-up, non-exclusive license to make, use, sell, offer for sale and import any products that incorporate the Licensed IP Rights. The Royalty Term means, on a product-by-product and country-by-country basis, the period starting on the first commercial sale of such product in such country and concluding on the later of (i) expiration of patent coverage under the Licensed IP Rights or regulatory exclusivity for such product in such country; or (ii) the date that a certain amount of generic competition exists in such country, provided that no Royalty Term shall exceed 30 years.

The Periphagen License Agreement may be terminated (i) by us for convenience upon 90 days’ prior written notice to Periphagen, (ii) by Periphagen if we remain in breach of the Periphagen Agreement following a cure period to remedy the breach or (iii) by Periphagen if we become bankrupt, file for bankruptcy or otherwise become insolvent or are placed in receivership.

MGB. On January 20, 2018, we entered into an exclusive option agreement, or the Option Agreement, with MGB. Pursuant to the Option Agreement, we obtained the exclusive right from MGB to negotiate an exclusive worldwide, royalty-bearing license to develop and commercialize products covered by certain MGB patents, including those patents covering CAN-3110, in the field of gene therapy and oncolytic vector therapy for the treatment or prevention of cancerous tumors in humans or animals, as such field is further detailed in the Option Agreement, or the Licensed Field. In consideration for MGB’s granting of the exclusive option, we paid MGB a non-refundable fee of $40,000.

Under the Option Agreement, we were required to use reasonable efforts to enter into a clinical trial agreement with MGB. We entered into such clinical trial agreement with MGB, or the MGB Clinical Trial Agreement, on June 19, 2018. Under the MGB Clinical Trial Agreement, we have committed to remitting up to $750,000 for the performance of a specified Phase 1 clinical trial by MGB pursuant to a protocol summary contained in the Option Agreement.

On September 15, 2020, we exercised our option and entered into an exclusive patent license agreement with MGB, or the MGB License Agreement. Under the MGB License Agreement, MGB granted to us (a) an exclusive, royalty-bearing license under certain of MGB’s patents to make, have made, use, have used, sell and have sold certain products covered by such licensed patents, or the Licensed Products and otherwise practice processes covered by such licensed patents, or Licensed Processes; and (b) a non-exclusive, royalty-bearing license under certain other of MGB’s patents to make, have made, use, have used, sell and have sold Licensed Products, but not to sell or have sold Licensed Processes. The foregoing rights are sublicensable, subject to sublicensing terms set forth in the MGB License Agreement. In connection with executing the MGB License Agreement, we paid a license issue fee of $100,000. We also agreed to reimburse MGB for all reasonable fees and expenses MGB had incurred and will incur for the preparation, filing, prosecution and maintenance of the licensed patent rights, in an amount equal to $141,268.

Under the MGB License Agreement, we are required to use commercially reasonable efforts to develop and make available to the public Licensed Products in the Licensed Field, which efforts include certain milestones detailed in the MGB License Agreement.

Under the MGB License Agreement, prior to the first commercial sale of the Licensed Products, we are required to pay MGB an annual license fee beginning on the fourth anniversary of the effective date. Following the first commercial sale of the Licensed Products, we are required to pay MGB an annual minimum royalty, which amount may be credited against earned royalties starting in the fourth year following the first commercial sale.

In addition to such annual license fee and royalty obligations, the MGB License Agreement contains cumulative milestone payments for up to a maximum amount of $39,000,000, upon the achievement of various clinical, commercial and sales milestones of clinical and commercial development and sales, certain of which milestones apply to development and sale of any Licensed Product as a monotherapy and certain of which milestones apply to development and sale of any Licensed Product in combination with another therapy modality for the treatment of solid tumors.

We are required to pay royalties to MGB upon first commercial sale of the Licensed Products, which are paid at an increasing rate as net sales increase, ranging from low single digits to high single digits. We also agreed to pay a single digit royalty rate on net sales of any products developed using certain MGB know-how but which is not covered by the licensed patent rights, or derived products.

We may reduce our royalty obligations to MGB on any product (but not derived products) by an agreed-upon percentage if we are required to pay a royalty to a third party to avoid patent infringement claims in respect of our development and commercialization of Licensed Products. The royalty rate paid to MGB may not fall below a pre-specified percentage for the sale of any product and another percentage for the sale of any derived product.

Our obligation to pay royalties to MGB expires on a country-by-country basis on the latest of (i) the date upon which there ceases to be a valid claim of patent rights as further detailed in the MGB License Agreement in such country, (ii) expiration of statutory or regulatory exclusivity in such country and (iii) 10 years after the first commercial sale.

The MGB License Agreement also requires us to pay a percentage of any non-royalty income attributable to the sublicense, including (i) 2nd decile rates if such sublicense occurs prior to dosing the first patient in a Phase 2 trial, (ii) 1st decile rates if such sublicense occurs after dosing the first patient in a Phase 2 trial but before approval of a BLA by the FDA (or the equivalent approval and regulatory body in another major market country) and (iii) single digit rates if such sublicense occurs after approval of a BLA by the FDA (or the equivalent approval and regulatory body in another major market country).

The MGB License Agreement expires on the latest of (i) the 10th anniversary of the first commercial sale in the last country which has a commercial sale, (ii) the date on which all relevant issued patents and filed patent applications have expired or been abandoned and (iii) upon the expiration of market exclusivity on the applicable product.

The MGB License Agreement may be terminated by MGB (i) if we fail to pay any amounts owed under the terms of the agreement within a specified cure period, (ii) if we fail to maintain insurance in accordance with the MGB License Agreement, (iii) if we file for bankruptcy, or (iv) if we remain in default of the MGB License Agreement for non-financial reasons following a specified cure period to remedy the breach. The MGB License Agreement may be terminated by us for convenience upon 90 days’ prior written notice.

Ventagen. On March 1, 2014, we entered into an exclusive license agreement, or the Ventagen Agreement, with Ventagen, LLC, or Ventagen. The Ventagen Agreement provides Ventagen an exclusive license, with rights to grant sublicenses (subject to certain terms and conditions) under any worldwide patent rights and know-how owned or controlled by us during the term of the Ventagen Agreement which cover applicable technology utilizing the delivery method of the herpes derived TK protein to tumors or other tissues via a viral vector (as further specified therein), to research, use, have used, import, have imported, export, have exported, offer for sale, have sold, sell, distribute and market certain products for the prevention or treatment of cancer in humans and any use in animals (or the Field of Use), or the Licensed Products, for commercial sale and distribution within Mexico, Belize, Guatemala, Honduras, El Salvador, Costa Rica, Nicaragua, Panama, Colombia and Bolivia (or the Territory).

Under the Ventagen Agreement, Ventagen agreed to use commercially reasonable efforts to develop and commercialize Licensed Products in the Territory in the Field of Use.

Ventagen agreed to pay us $1,000,000 for research and development, which we received in 2014 and 2015, and agreed to pay us a fixed future milestone payment of $2,500,000 upon Ventagen’s achievement of a specified amount of sales of a Licensed Product, which is subject to certain reductions for our direct cost over a specified threshold.

Ventagen also agreed to purchase all of its clinical and commercial supply of Licensed Products from us required for clinical or commercial purposes at a price of cost plus a specified increase of the wholesale price of the Licensed Products, subject to a minimum and maximum price, through the end of the Royalty Term, which is defined as the period commencing on the effective date of the Ventagen Agreement and ending on a country-by-country basis on the later of (i) the last expiration date of the patent rights covering a Licensed Product, (ii) twelve years from the receipt of marketing authorization of the Licensed Product in the applicable country, or (iii) the date a generic version of a Licensed Product that is manufactured, owned or controlled by a third party is granted a market authorization. If we are unable or unwilling to manufacture supply under the terms of the Ventagen Agreement, Ventagen has the right to manufacture its own supply and will be required to pay to us a fixed fee per dose sold by Ventagen, its affiliates, agents, sublicensee or end users. We have also agreed to provide certain services to Ventagen related to Ventagen’s development plan.

The Ventagen Agreement expires on the date of the expiration of the final Royalty Term in all countries in the Territory. The Ventagen Agreement may be terminated (i) by Ventagen at will upon 30 days’ prior written notice to us, (ii) by us subject to a specified notice period if Ventagen files for bankruptcy or becomes insolvent or (iii) by us if Ventagen remains in material breach of the Ventagen Agreement following notice and a cure period to remedy the breach. Ventagen retains an irrevocable, perpetual, paid up, royalty-free license, with rights of sublicense to use, have used, lease, import and export, offer to sell, sell, have sold, product, distribute and market Licensed Products in each country in the Territory after the expiration of the Royalty Term in such country.

Certain of our current shareholders own 49.5% of the voting stock of Ventagen, but we do not hold any management position or run the day-to-day operations of Ventagen. See “Certain Relationships and Related Person Transactions.”

Competition

The development and commercialization of new product candidates is highly competitive. We face competition from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others with respect to CAN-2409 and CAN-3110 and will face similar competition with respect to any product candidates that we may seek to develop or commercialize in the future. We compete in pharmaceutical, biotechnology and other related markets that develop immune-oncology therapies for the treatment of cancer. There are other companies working to develop viral immunotherapies for the treatment of cancer including divisions of large pharmaceutical and biotechnology companies of various sizes. The large pharmaceutical and biotechnology companies that have commercialized and/or are developing immuno-oncology treatments for cancer include AstraZeneca, Bristol-Myers Squibb, Gilead Sciences, Merck & Co., Novartis, Pfizer and Genentech.

Some of the products and therapies developed by our competitors are based on scientific approaches that are the same as or similar to our approach, including with respect to the use of viral immunotherapy with adenovirus and HSV. Other competitive products and therapies are based on entirely different approaches. We are aware that Oncorus, Inc., Replimune Group, Inc., Amgen Inc., Astellas Pharma, Inc, Istari Oncology Inc, Orca Therapeutics, B.V., CG Oncology, Inc, ImmVira Co., Ltd., IconOVir Bio, Inc., and FerGene, Inc., among others, are developing viral immunotherapies that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Commercialization

We intend to retain significant development and commercial rights to our product candidates and, if marketing approval is obtained, to commercialize our product candidates on our own, or potentially with a partner, in the United States and other regions. We currently have no sales, marketing or commercial product distribution capabilities and have no experience as a company commercializing products. We intend to build the necessary infrastructure and capabilities over time for the United States, and potentially other regions, following further advancement of our product candidates. Clinical data, the size of the addressable patient population, the size of the commercial infrastructure and manufacturing needs may all influence or alter our commercialization plans.

Manufacturing

We have established an operations leadership team with extensive experience in manufacturing biologics based on viruses, including oncolytic products and gene therapy products, and in the construction, validation, approval and operation of facilities designed to manufacture biologics. We have received proposals from and are evaluating third-party contract manufacturing organizations for commercial-scale manufacturing of our CAN-2409 product candidates. We are also currently evaluating various options for the clinical scale manufacture of our CAN-3110 product candidate, including the development of clinical-scale manufacturing capabilities in our facility in Needham, Massachusetts.

Intellectual Property

We have obtained Orphan drug designation for CAN-2409 for the treatment of glioblastoma, which makes the product candidate eligible for a period of orphan drug exclusivity, if approved in this indication, under certain conditions.

We believe that approval of our CAN-2409 and CAN-3110 product candidates under a BLA may result in 12 years of data exclusivity in the United States under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, 10 years of market exclusivity in Europe and significant durations in other markets, which would be complementary to any relevant patent exclusivity.

Through licensing and developing our own portfolio, we have rights to one issued composition of matter patent in the United States that relates to CAN-3110, which expires in 2036 and is exclusively licensed to us. We also own a patent issued in the United States that relates to a method of use of CAN-2409 in combination with other agents that expires in 2034. There are also multiple patent applications in the United States and foreign countries, that are fully or partially owned by us or are exclusively licensed to us by the inventor owners.

Government Regulation

In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act (FD&C Act) and licensure under the Public Health Service Act (PHS Act), and other federal, state, local and foreign statutes and regulations. The FD&C Act and corresponding regulations govern, among other things, the research, development, clinical trial, testing, manufacturing, quality control, approval, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, marketing, promotion, export and import, advertising, post-approval monitoring, and post-approval reporting involving biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

Further, even if we obtain the required regulatory approvals for our products, pharmaceutical companies are subject to myriad federal, state, and foreign healthcare laws, rules, and regulations governing all aspects of our operations, including, but not limited to, our relationships with healthcare professionals, healthcare institutions, distributors of our products, and sales and marketing personnel; governmental and other third-party payor coverage and reimbursement of our products; and data privacy and security. Such laws, rules, and regulations are complex, continuously evolving, and, in many cases, have not been subject to extensive interpretation by applicable regulatory agencies or the courts. We are required to invest significant time and financial resources in policies, procedures, processes, and systems to ensure compliance with these laws, rules, and regulations, and our failure to do so may result in the imposition of substantial monetary or other penalties by federal or state regulatory agencies, give rise to reputational harm, or otherwise have a material adverse effect on our results of operations and financial condition.

United States biological products development process

The process required by the FDA before a biological product candidate may be licensed for marketing in the United States generally involves the following:

▪
completion of nonclinical laboratory tests and animal studies performed in accordance with FDA’s good laboratory practices, or GLPs, requirements and applicable requirements for the humane use of laboratory animals or other applicable regulations;
▪
submission to the FDA of an application for an investigational new drug application, or IND, which must become effective before human clinical trials may begin;
▪
approval of the protocol and related documentation by an IRB or ethics committee at each clinical trial site before each trial may be initiated;
▪
performance of adequate and well-controlled human clinical trials according good clinical practices, or to GCPs, requirements and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product candidate for its intended use;
▪
preparation of and submission to the FDA of a BLA for marketing approval that includes sufficient evidence of establishing the safety, purity, and potency of the proposed biological product for its intended indication, including from results of nonclinical testing and clinical trials;
▪
a determination by the FDA within 60 days of its receipt of a BLA to accept and file the application;
▪
satisfactory completion of an FDA pre-license inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with current good manufacturing practices, or cGMPs, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;
▪
satisfactory completion of an FDA advisory committee review, if applicable;
▪
potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA in accordance with any applicable expedited programs or designations;
▪
payment of user fees for FDA review of the BLA (unless a fee waiver applies); and
▪
FDA review and approval, or licensure, of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

Pre-clinical Studies and the IND Process

Before testing any biological product candidate in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of the product’s biological characteristics, chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.

Prior to commencing an initial clinical trial in humans with a product candidate in the United States, an IND must be submitted to the FDA and the FDA must allow the IND to proceed. An IND is an exemption from the FD&C Act that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA allowance that such investigational product may be administered to humans in connection with such trial. Such authorization must be secured prior to interstate shipment and administration. In support of a request for an IND, the clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND must become effective before human clinical trials may begin. Once submitted, the IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the IND on a full or partial clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial or part of the study can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial. The FDA also may impose clinical holds on a sponsor’s IND at any time before or during clinical trials due to, among other considerations, unreasonable or significant safety concerns, inability to assess safety concerns, lack of qualified investigators, a misleading or materially incomplete investigator brochure, study design deficiencies, interference with the conduct or completion of a study designed to be adequate and well-controlled for the same or another investigational product, insufficient quantities of investigational product, lack of effectiveness, or non-compliance. If the FDA imposes a clinical hold, studies may not recommence without FDA authorization and then only under terms authorized by the FDA.

Clinical Trials

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under control of the trial sponsor. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters and criteria to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. An IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the trial at least annually. The IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to trial subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee, or DSMB. This group provides authorization as to whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the trial and may recommend halting the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

Certain information about certain clinical trials must also be submitted within specific timeframes to the NIH for public dissemination on its ClinicalTrials.gov website.

Clinical trials typically are conducted in three sequential phases that may overlap or be combined:

▪
Phase 1. The biological product candidate is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the biological product candidate in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.
▪
Phase 2. The biological product candidate is evaluated in a limited patient population with a specific disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
▪
Phase 3. The biological product candidate is administered to an expanded patient population to further evaluate dosage, clinical efficacy, potency, and safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product candidate and provide an adequate basis for approval and product labeling.

In March 2022, the FDA released a final guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology biological product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to biological product development and reduce developmental costs and time.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may also be made a condition to approval of the BLA. Failure to exhibit due diligence with regard to conducting required Phase 4 clinical trials could result in withdrawal of approval for products.

Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the Public Health Service Act, or PHS Act, emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

Both the FDA and the EMA provide expedited pathways for the development of biological product candidates for treatment of rare diseases, particularly life threatening diseases with high unmet medical need. Such biological product candidates may be eligible to proceed to registration following a single clinical trial in a limited patient population, sometimes referred to as a Phase 1/2 trial, but which may be deemed a pivotal or registrational trial following review of the trial’s design and primary endpoints by the applicable regulatory agencies. Determination of the requirements to be deemed a pivotal or registrational trial is subject to the applicable regulatory authority’s scientific judgement and these requirements may differ in the United States and the European Union.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some trials also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, which provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

U.S. review and approval processes

Assuming successful the completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include results of product development, laboratory and animal studies, human clinical trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review to determine if it is substantially complete before the FDA accepts it for filing. In most cases, the submission of a BLA is subject to a substantial application user fee, although the fee may be waived under certain circumstances. Under the performance goals and policies implemented by the FDA under the Prescription Drug User Fee Act, or PDUFA, for original BLAs, the FDA targets ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification. This review typically takes twelve months from the date the BLA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure and potent for its intended use and whether the product is being manufactured in accordance with cGMP to ensure its continued safety, purity and purity. The FDA may refer applications for novel biological products or biological products that present difficult or novel questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a

Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

Under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA for a novel product (e.g., new active ingredient, new indication, etc.) must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, including to subpopulations of patients, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings, precautions or interactions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS, or otherwise limit the scope of any approval. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing trials. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

Orphan product designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or 200,000 or more individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting a BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

Orphan product designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. If a product that has orphan product designation subsequently receives the first FDA approval for a particular active ingredient for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan product exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if a product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug status in the European Union has similar, but not identical, benefits.

Expedited development and review programs

The FDA has various programs, including fast track designation, breakthrough therapy designation, accelerated approval and priority review, that are intended to expedite or simplify the process for the development and FDA review of drugs and biologics that are intended for the treatment of serious or life-threatening diseases or conditions. To be eligible for fast track designation, new drugs and biological product candidates must be intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a fast track product at any time during the clinical development of the product. One benefit of fast track designation, for example, is that the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted if certain conditions are satisfied, including an agreement with the FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review.

Under the FDA’s breakthrough therapy program, a sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough therapy designation comes with all of the benefits of fast track designation. The FDA may take other actions appropriate to expedite the development and review of the product candidate, including holding meetings with the sponsor and providing timely advice to, and interactive communication with, the sponsor regarding the development program.

A product candidate is eligible for priority review if it treats a serious or life-threatening disease or condition and, if approved, would provide a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious disease or condition. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Under priority review, the FDA’s goal is to review an application in six months once it is filed, compared to ten months for a standard review. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Additionally, a product candidate may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on an intermediate clinical endpoint other than survival or irreversible morbidity or mortality, that is reasonably likely to predict irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify the clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials, intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. The FDA may withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

Post-approval requirements

Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to cGMP requirements, as well as requirements relating to record keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. Manufacturers of products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products, include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

Manufacturers must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical holds, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, product detentions or refusal to permit the import or export of the product, restrictions on the marketing or manufacturing of the product, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors or other stakeholders, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements on sponsors and their contract manufacturing organizations, or CMOs. Manufacturers and other parties involved in the drug supply chain for prescription drug and biological products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States.. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

U.S. patent term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of the FDA approval of a biological product, some of a sponsor’s U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. In addition, a patent can only be extended once and only for a single product. The United States Patent and trademark Office, or USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our patents, if and as applicable, to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

A biological product can obtain pediatric market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods, including some regulatory exclusivity periods tied to patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

The ACA includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHS Act attempts to minimize duplicative testing.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structure of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until 12 years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate implementation and impact of the BPCIA is subject to significant uncertainty.

United States regulation of companion diagnostics

Our product candidates may require use of an in vitro diagnostic to identify appropriate patient populations. These diagnostics, often referred to as companion diagnostics, are regulated as medical devices. In the United States, the FD&C Act and its implementing regulations and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import and post-market surveillance. Unless an exemption applies, companion diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA approval.

If use of companion diagnostic is essential to safe and effective use of a drug or biological product, then the FDA generally will require approval or clearance of the diagnostic contemporaneously with the approval of the therapeutic product. On August 6, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance, for novel candidates such as our product candidates, a companion diagnostic device and its corresponding drug or biological candidate should be approved or cleared contemporaneously by FDA for the use indicated in the therapeutic product labeling. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a biologic product candidate generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE. In July 2016, the FDA issued a draft guidance document intended to further assist sponsors of therapeutic products and sponsors of in vitro companion diagnostic devices on issues related to co-development of these products.

The FDA generally requires companion diagnostics intended to select the patients who will respond to cancer treatment to obtain approval of a PMA for that diagnostic contemporaneously with approval of the therapeutic. The review of these in vitro companion diagnostics in conjunction with the review of therapeutic candidates such as those we are developing involves coordination of review by the FDA’s Center for Biologics Evaluation and Research and by the FDA’s Center for Devices and Radiological Health. The PMA process, including the gathering of clinical and pre-clinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are also subject to an application fee.

PMAs for certain devices must generally include the results from extensive pre-clinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. In addition, as part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or a not-approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution.

If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will issue an order denying approval of the PMA or issue a not approvable order. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing. PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

Additional regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines.

Government regulation outside of the United States

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing, among other things, research and development, clinical trials, testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products as well as authorization and approval of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Clinical trials regulation

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a CTA must be submitted for each clinical trial to each country’s national competent authority, or NCA, and at least one independent ethics committee, or EC, much like the FDA and an IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, the corresponding clinical trial may proceed. Under the current regime (the EU Clinical Trials Directive 2001/20/EC and corresponding national laws), all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the EU Member State where they occurred.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new Regulation, which will be directly applicable in all Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications. It is expected that the new Regulation will come into effect following confirmation of full functionality of the Clinical Trials Information System, the centralized EU portal and database for clinical trials foreseen by the new Regulation, through an independent audit, which is currently expected to occur in December 2021.

European Union drug review and approval

In the European Economic Area, or EEA, medicinal products can only be commercialized after obtaining a marketing authorization. To obtain regulatory approval of a medicinal product in the EEA, we must submit a marketing authorization application, or MAA. A centralized marketing authorization is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and is valid throughout the EEA. The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicinal products such as (gene-therapy, somatic cell-therapy or tissue-engineered medicines), and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EEA.

Under the centralized procedure the maximum timeframe for the evaluation of a MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

The application used to submit the BLA in the United States is similar to that required in the European Union, although there may be certain specific requirements, for example those set out in Regulation (EC) No 1394/2007 on Advanced Therapy Medicinal Products, covering gene therapy, somatic cell therapy and tissue-engineered medicinal products.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January, 1 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.

Data and market exclusivity

In the EEA, upon receiving marketing authorization, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EEA, during a period of eight years from the date on which the reference product was first authorized in the EEA. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained a marketing authorization based on a MAA with a completely independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Orphan drug designation and exclusivity

Products receiving orphan designation in the EEA can receive ten years of market exclusivity, during which time no “similar medicinal product” may be placed on the market. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the European Union where an agreed Pediatric Investigation Plan for pediatric studies has been complied with. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

The criteria for designating an “orphan medicinal product” in the EEA are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if it meets the following criteria: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five (5) in ten thousand (10,000) persons in the EEA when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the European Union to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EEA, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan drug designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar medicinal product for the same indication at any time if:

▪
the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
▪
the marketing authorization holder of the authorized product consents to a second orphan medicinal product application; or
▪
the marketing authorization holder of the authorized product cannot supply enough orphan medicinal product.

Pediatric development

In the EEA, companies developing a new medicinal product must agree upon a Pediatric Investigation Plan, or PIP, with the EMA’s pediatric committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies (e.g., because the relevant disease or condition occurs only in adults). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted by the PDCO of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) even where the trial results are negative. In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Post-approval controls

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include the following:

▪
The holder of a marketing authorization must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, who is responsible for oversight of that system.

Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.
▪
All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions.
▪
All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, or SmPC, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the European Union. Although general requirements for advertising and promotion of medicinal products are established under European Union directives, the details are governed by regulations in each European Union Member State and can differ from one country to another.

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the UK voted in favor of leaving the European Union (commonly referred to as “Brexit”). Thereafter, in March 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The UK formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which European Union pharmaceutical law remained applicable to the UK, however this ended on December 31, 2020. On December 24, 2020, the UK and European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework in the UK covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the UK, as the UK legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the UK in the long-term. The MHRA has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the UK’s regulatory position on medicinal products evolves over time.

Health Reform

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition to coverage under Medicare Part D for the manufacturer’s outpatient drugs.

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted:

•
On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional action is taken by Congress. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Then, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.
•
On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
•
On April 13, 2017, the Centers for Medicare & Medicaid Services, or CMS, published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
•
On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
•
On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
•
On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives which could limit the amounts that federal and state governments will pay for healthcare products and services and result in reduced demand for certain pharmaceutical products or additional pricing pressures.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the U.S. Department of Health and Human Services, or HHS, to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

Coverage and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, which will require additional expenditure above and beyond the costs required to obtain FDA or other comparable regulatory approvals. Additionally, companies may also need to provide discounts to purchasers, private health plans or government healthcare programs. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition. Additionally, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Other Healthcare Laws and Compliance Requirements

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below.

▪
The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.
▪
The federal civil and criminal false claims laws, including the civil False Claims Act, or FCA, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.
▪
The federal civil monetary penalties laws impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary, if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies.
▪
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity may be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.
▪
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose, among other things, specified requirements on covered entities and their respective business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

▪
The Physician Payments Sunshine Act, enacted as part of the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made in the previous year to certain non-physician providers such as physician assistants and nurse practitioners.
▪
Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers.
▪
Analogous state and foreign laws and regulations, including, but not limited to, state anti-kickback and false claims laws, may be broader in scope than the provisions described above and may apply regardless of payor. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and relevant federal government compliance guidance; require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers; restrict marketing practices or require disclosure of marketing expenditures and pricing information. State and foreign laws may govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from its business.

Employees and Human Capital Resources

As of March 15, 2022, we had 65 employees. Of these employees, 49 perform research and development functions. None of our employees are represented by a labor union and we believe we maintain good relations with our employees.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Legal proceedings

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Corporate Information

We were incorporated in Delaware in June 2003. On November 30, 2020, the Company changed its name to Candel Therapeutics, Inc. Our principal executive offices are located at 117 Kendrick Street, Suite 450, Needham, Massachusetts 02494. Our telephone number is (617) 916-5445 and our e-mail address is investors@candeltx.com. Our Internet website address is www.candeltx.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or

SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Our code of conduct, corporate governance guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available through the “Corporate Governance” portion of our website.

Item 1A. Risk Factors.

Our future operating results could differ materially from the results described in this Annual Report on Form 10-K due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations in these circumstances, the market price of our common stock would likely decline. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Forward-Looking Statements” for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below.

Risks Related to Our Business, Financial Position and Capital Requirements

We are a biopharmaceutical company with a limited operating history and have not generated any revenue to date from product sales.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated under the laws of the State of Delaware in June 2003. Since inception, we have focused substantially all of our efforts and financial resources on raising capital and developing our initial product candidates. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors in private equity financings and from the proceeds of the IPO. From our inception through December 31, 2021, we raised an aggregate of $145.2 million of gross proceeds from such transactions. As of December 31, 2021, our cash and cash equivalents were $82.6 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $80.3 million as of December 31, 2021. For the years ended December 31, 2021 and 2020, we reported net losses of $36.1 million and $17.7 million, respectively. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to do so in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

The amount of our future losses is uncertain, and our quarterly and annual operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

▪
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
▪
the changing and volatile U.S. and global economic environments, including as a result of the ongoing COVID-19 pandemic;
▪
the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;

▪
the cost of manufacturing our product candidates, which may vary depending on the quantity of production, and the success of achieving clinical scale manufacturing operations in our new facility and commercial and clinical scale manufacturing at third-party manufacturers
▪
our ability to attract, hire and retain qualified personnel;
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
▪
establish clinical supply capabilities through arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
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

The development of pharmaceutical products is capital-intensive. We are currently advancing our product candidates through clinical development across a number of potential indications. We are currently conducting a Phase 3 clinical trial for CAN-2409 in newly diagnosed localized prostate cancer in intermediate and high-risk patients for which we completed enrollment in September of 2021 and expect to receive final data readout in 2024. Our second program using CAN-2409 is for the treatment of a type of brain cancer called high grade glioma. We intend to initiate a potentially registrational Phase 3 trial in this indication in the middle of 2022. Our third program using CAN-2409 is for the treatment of NSCLC. We have an ongoing Phase 2 trial with initial clinical data expected in the second quarter of 2022, and if the trial is positive, may warrant the initiation of a potentially registrational Phase 3 trial. Consequently, we expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue our ongoing clinical trials or initiate future trials and pursue the research and development of, and seek marketing approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts, and may be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

We expect that our existing cash and cash equivalents will be sufficient to fund our operations into the fourth quarter of 2023. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

▪
the scope, progress, results and costs of product discovery, preclinical and clinical development, laboratory testing and clinical trials for the development of CAN-2409, CAN-3110, or our other potential product candidates;
▪
the timing of, and the costs involved in, obtaining marketing approvals for CAN-2409 in newly diagnosed localized prostate cancer, NSCLC and high grade glioma as well as for CAN-3110 in our initial target indication of recurrent high-grade glioma and our other potential product candidates that we may develop;
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
▪
the costs of transitioning our clinical manufacturing operations to our new facility;
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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Disruptions in the financial markets in general, and more recently due to the ongoing COVID-19 pandemic, have made equity and debt financing more difficult to obtain, and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

We have incurred indebtedness, and we may incur additional indebtedness, which could adversely affect our financial condition.

On February 24, 2022, we entered into a loan and security agreement (the SVB Loan Agreement) with Silicon Valley Bank, as lender (SVB), pursuant to which SVB has agreed to provide term loans to us in an aggregate principal amount of up to $25.0 million. Our indebtedness could have important consequences to our stockholders. For example, it:

•
increases our vulnerability to adverse general economic and industry conditions;
•
limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate by restricting our ability to make acquisitions, investments or divestments, or take other corporate actions quickly; and
•
limits our ability to obtain additional financing or refinancing in the future for working capital, clinical trials, research and development, or other purposes.

Any of the above-listed factors could materially adversely affect our business, financial condition, results of operations, and cash flows. The SVB Loan Agreement also contains certain covenants, including limitations on, among other things, additional indebtedness, making certain dispositions , paying dividends in certain circumstances, and making certain acquisitions and investments. Any failure to comply with the terms, covenants and conditions of the SVB Loan Agreement may limit our ability to draw upon additional tranches of term loans and may result in an event of default under such agreement, which could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Product Development

Our business is dependent on the success of our lead product candidate, CAN-2409, as well as CAN-3110 and any other product candidates that we advance into the clinic. All of our product candidates will require additional development before we may be able to seek regulatory approval for and launch a product commercially.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to our CAN-2409 program, which is currently our lead product candidate. We are currently conducting, as part of our most advanced CAN-2409 program, a Phase 3 clinical trial under an SPA for CAN-2409 in patients with newly diagnosed localized prostate cancer who have an intermediate or high-risk for progression. We completed enrollment for this trial in September 2021 and expect to receive a final data readout in 2024. We are also conducting a Phase 2 clinical trial of CAN-2409 in patients with NSCLC in combination with immune checkpoint inhibitors. We expect initial clinical data from this trial in the second quarter of 2022. We are also evaluating CAN-2409 in high-grade glioma and intend to initiate a potentially registrational Phase 3 trial in this indication in the middle of 2022. Additionally, we have an ongoing investigator-initiated Phase 1 clinical trial for CAN-3110, our most advanced product candidate from our HSV platform, in our initial target indication of recurrent high-grade glioma and reported additional biomarker results in November of 2021. If CAN-2409 encounters safety or efficacy issues, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We can provide no assurance that CAN-2409, CAN-3110 or any other product candidates we develop will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. If we were required to discontinue development of CAN-2409 or CAN-3110, or if CAN-2409 or CAN-3110 do not receive regulatory approval or fail to achieve significant market acceptance, we would be delayed by many years in our ability to achieve profitability, if ever.

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

Additionally, some of past, ongoing and planned clinical trials utilize an “open-label” study design including our NSCLC trial in combination with immune checkpoint inhibitors. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect, as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have improved notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trials when studied in a controlled environment with a placebo or active control.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of completion of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities, or as needed to provide appropriate statistical power for a given trial. In particular, because we are focused on patients with brain cancer for the development of CAN-2409 and CAN-3110 our ability to enroll eligible patients may be limited or enrollment may be slower than we anticipate due to the small eligible patient population. In addition, our ability to enroll patients may be significantly delayed by the ongoing COVID-19 pandemic and we are unable to predict the full extent and scope of such delays.

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
▪
the risk that patients enrolled in clinical trials will drop out of the clinical trials before clinical trial completion; and
▪
factors we may not be able to control, such as the ongoing COVID-19 pandemic, that may limit patient participation, hiring of principal investigators or staff or clinical site availability.

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

The commercial success of our current or future product candidates, if approved by the FDA or other applicable regulatory authorities, will depend upon the awareness and acceptance of our current or future product candidates among the medical community, including physicians, patients and healthcare payors. Market acceptance of our current or future product candidates, if approved, will depend on a number of factors, including, among others:

▪
the efficacy of our current or future product candidates as demonstrated in clinical trials, and, if required by any applicable regulatory authority in connection with the approval for the applicable indications, to provide patients with incremental health benefits, as compared to other available medicines;
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

Risks Related to Government Regulation and Commercialization of Our Product Candidates

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. If we are not able to obtain, or experience delays in obtaining, required regulatory approvals, we will not be able to commercialize CAN-2409, CAN-3110 and future product candidates as expected, and our ability to generate revenue may be materially impaired.

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

We have obtained agreement from the FDA on the design and size of our Phase 3 clinical trial of CAN-2409 in newly diagnosed localized prostate cancer in intermediate- and high-risk patients in combination with the standard of care through an SPA. The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs and biologics by allowing the FDA to evaluate the proposed design and size of certain clinical or animal studies, including clinical trials that are intended to form the primary basis for determining a product candidate’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding protocol design and scientific and regulatory requirements. The FDA aims to complete SPA reviews within 45 days of receipt of the request. The FDA ultimately assesses whether specific elements of the protocol design of the trial, such as entry criteria, dose selection, endpoints and/or planned analyses, are acceptable to support regulatory approval of the product with respect to the effectiveness of the indication studied. All exchanges between the FDA and the sponsor regarding an SPA must be clearly documented in an SPA letter or the minutes of a meeting between the sponsor and the FDA.

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

Even though we have obtained orphan drug designation for CAN-2409 for use in combination with an anti-herpectic prodrug for treatment of malignant brain tumors, and even if we are able to obtain orphan drug exclusivity for a future product candidate, that exclusivity may not effectively protect the relevant product candidate from competition because different therapies can be approved for the same condition and the same therapies can be approved for different conditions but used off-label for the orphan disease. Even after an orphan drug is approved, the FDA may subsequently approve another product for the same condition if the FDA concludes that the latter product is not the same product or is clinically superior to the protected orphan drug because it is shown to be safer or more effective, or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the orphan indication for which it was designated. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we have obtained orphan drug designation for CAN-2409 for use in combination with an anti-herpectic prodrug for treatment of malignant brain tumors, we may not be able to maintain such designation; and while we may seek orphan drug designation for applicable indications for any future product candidates, we may never receive such designations. Even though we have received such designation for CAN-2409, and may receive further such designations in the future, there is no guarantee that we will enjoy the benefits of those designations. In addition, the FDA may reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

As product candidates are developed through preclinical studies to later-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause

CAN-2409, CAN-3110 or any future product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Changes in third-party manufacturers and manufacturing processes may also require additional testing, or notification to, or approval by the FDA or a comparable foreign regulatory authority. Such changes could be further delayed due to development of clinical scale manufacturing operations in our new facility and commercial scale manufacturing at third-party manufacturers. This could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of CAN-2409, CAN-3110 and future product candidates and jeopardize our ability to commence product sales and generate revenue.

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

Separately, in response to the COVID-19 pandemic, since March, 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Additionally, as of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required, and due to the COVID-19 pandemic and related travel restrictions FDA is unable to complete such required inspections during the review period. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

We and any of our suppliers or collaborators, including our CMOs, could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs and other FDA regulatory requirements. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. Application holders must further notify the FDA, and depending on the nature of the change, obtain FDA pre-approval for product and manufacturing changes.

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

We must comply with requirements concerning advertising and promotion for any product candidates for which we obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, HHS's Office of Inspector General, state attorneys general, members of Congress and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA approval for desired uses or indications for CAN-2409, CAN-3110 and future product candidates, we may not market or promote them for those indications and uses, referred to as off-label uses, and our business, financial condition, results of operations, stock price and prospects will be materially harmed. We also must sufficiently substantiate any claims that we make for any products, including claims comparing those products to other companies’ products, and must abide by the FDA’s strict requirements regarding the content of promotion and advertising.

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

The ACA includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biologic products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty.

We believe that any of our product candidates approved as a biologic product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened or unavailable due to congressional action, a designation that approval of one of our candidates does not constitute "first licensure" or otherwise, or that the FDA will not consider our investigational medicines to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Among policy-makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. See section entitled “Business – Health Reform.” We cannot predict the initiatives that may be adopted in the future.

The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

•
the demand for any of our product candidates, if approved;
•
the ability to set a price that we believe is fair for any of our product candidates, if approved;
•
our ability to generate revenues and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical and biologic products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

Although we do not currently have any drugs on the market, if we begin commercializing our current or future product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any current or future product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our current or future product candidates for which we obtain marketing approval. See section entitled "Business - Other Healthcare Laws and Compliance Requirements".

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

Risks Related to Employee Matters, Managing Growth and General Business Operations

The ongoing COVID-19 pandemic may affect our ability to complete our ongoing clinical trials and initiate and complete other preclinical studies, planned clinical trials or future clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.

The ongoing COVID-19 pandemic has caused many governments to implement measures to slow the spread of COVID-19 through quarantines, travel restrictions, heightened border scrutiny and other measures. The ongoing COVID-19 pandemic and government measures taken in response have also had a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the COVID-19 pandemic and its effects on our business and operations are uncertain.

The extent to which COVID-19 impacts our operations or those of the third parties on which we rely will depend on many factors, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, any future variants of COVID-19, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19, and the actions to contain the COVID-19 pandemic or address its impact in the short and long term. Additionally, the conduct of our clinical trials, preclinical studies and manufacturing activities is dependent upon the availability of clinical trial sites, CROs, contract development and manufacturing organization, or CDMOs, researchers and investigators, regulatory agency personnel and logistics providers, all of which may be adversely affected by the ongoing COVID-19 pandemic.

Any negative impact that the ongoing COVID-19 pandemic has on enrolling or retaining patients in our clinical trials, the ability of our suppliers to provide materials for our product candidates, or the regulatory review process could cause delays with respect to product development activities, which could materially and adversely affect our ability to obtain marketing approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital, and have a material adverse effect on our financial results.

We cannot provide assurance that some factors from the ongoing COVID-19 pandemic will not further delay or otherwise adversely affect our clinical development, research, manufacturing and business operations activities, as well as our business generally, in the future.

We and the third-party manufacturers, CROs and academic collaborators that we engage have faced in the past and may face in the future disruptions that could affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, such as, for example, raw materials used in the manufacture of our product candidates, laboratory supplies for our preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic. For example, during the ongoing COVID-19, global supply chain disruptions have been seen, particularly with raw materials and supplies used in biopharmaceutical production. Three vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA, and more may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Additionally, the response to the ongoing COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to pursue marketing approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and potential approvals due to measures intended to limit in-person interactions.

In response to the ongoing COVID-19 pandemic and in accordance with direction from state and local governmental authorities, we have been carefully monitoring the ongoing COVID-19 pandemic and its impact on our business and have taken important steps to help ensure the safety of our employees and their families and to reduce the spread of COVID-19. We have established a flexible work policy for our employees under which we encourage all of our employees to work from the office or from home as they feel appropriate. Those employees performing or supporting business-critical operations, such as members of our laboratory and facilities staff, are working on site at our facilities on a daily basis. For those employees who come to work at our facilities, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs. In the event that governmental authorities were to impose new restrictions, our employees conducting research and development activities may not be able to access our laboratory space, and our core research activities may be significantly limited or curtailed, possibly for an extended period of time.

The COVID-19 pandemic continues to rapidly evolve, and its ultimate scope, duration and effects are unknown. The extent of the impact of the disruptions to our business, preclinical studies and clinical trials as a result of the ongoing COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the COVID-19 pandemic, travel restrictions and actions to contain the COVID-19 pandemic, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could adversely impact our ability to raise additional funds through public offerings or private placements and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the ongoing COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations and prospects.

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

Our operations or those of the third parties upon whom we depend might be affected by the occurrence of a natural disaster, pandemic, war or other catastrophic event.

We depend on our employees and consultants, CDMOs and CROs that we may use in the future, as well as regulatory agencies and other parties, for the continued operation of our business. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attacks, pandemics, wars hurricanes, fire, floods and ice and snowstorms, could result in significant disruptions to our research and development, preclinical studies, clinical trials, and, ultimately, commercialization of our products. Long-term disruptions in the infrastructure caused by events, such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism or other “acts of God,” particularly involving cities in which we have offices, manufacturing or clinical trial sites, could adversely affect our businesses. For example, in late February 2022, Russian military forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is likely. The impact to Ukraine, as well as actions taken by other countries, including new and stricter sanctions by Canada, the United Kingdom, the European Union, the United States and other countries and organizations against officials, individuals, regions, and industries in Russia, Ukraine and Belarus, and each country’s potential response to such sanctions, tensions, and military actions could have an adverse effect on the Company’s operations. These countries may impose further sanctions or other restrictive actions against governmental or other individuals or organizations in Russia or elsewhere. The effects of disruptive events could affect the global economy and financial and commodities markets in ways that cannot necessarily be foreseen at the present time. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not respond or be adequate to compensate us for all losses that may occur. Any natural disaster or catastrophic event affecting us, our CDMOs or CROs, regulatory agencies or other parties with which we are engaged could have a significant negative impact on our operations and financial performance.

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

We and our independent registered public accounting firm have identified material weaknesses in our internal control over financial reporting in conjunction with their audits of our financial statements for the years ended December 31, 2021 and 2020. If we are unable to remediate these material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the market price of our common stock.

In preparation of our consolidated financial statements, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified related to:

(1)
the fact that we did not have sufficient finance and accounting staff with U.S. generally accepted accounting principles (GAAP) technical and accounting expertise to evaluate and account for significant transactions and oversee our third-party consultants. As a result we did not design and maintain formal accounting policies, processes and controls to analyze, account for and disclose certain complex transactions, which led to inappropriate accounting conclusions associated with stock compensation expenses; and
(2)
the fact that we lacked proper monitoring entity level controls and segregation of duties due to our small accounting staff.

We have implemented, and are continuing to implement, measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to the material weaknesses, including the following:

▪
hiring an experienced Chief Financial Officer with experience serving as acting chief financial officer of a public company and serving as an audit partner at a major accounting firm and a controller with experience working at a public company and as a manager at a major public accounting firm;
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

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an EGC under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an EGC for up to five years. Our assessment of internal controls and procedures may not detect material weaknesses in our internal control over financial reporting. In addition to the material weaknesses described above, other material weaknesses in our internal control over financial reporting may go undetected and could lead to financial statement restatements and require us to incur the expense of remediation, which could have a negative effect on the trading price of our stock.

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

We are subject to many federal and state healthcare laws, such as the federal Anti-Kickback Statute, the federal civil and criminal False Claims Acts, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, or VHCA HIPAA, the FCPA, the ACA and similar state laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws, and regulations pertaining to fraud and abuse, reimbursement programs, government procurement, and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. In the European Union, the data privacy laws are generally stricter than those which apply in the United States and include specific requirements for the collection of personal data of European Union persons or the transfer of personal data outside of the European Union to the United States to ensure that European Union standards of data privacy will be applied to such data.

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

As part of Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020, and COVID relief provisions were included in the Consolidated Appropriations Act, 2021 or CAA, which was enacted on December 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the

80%-of-income limitation on the use of NOLs, which was enacted as part of the TCJA. It also provides that NOLs arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by 5% stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our most recent private placements, the IPO, and other transactions that have occurred over the past three years, we may have experienced, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of $8.8 million and $48.4 million, which begin to expire in 2027 and 2032, respectively. As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards of $8.8 million and $27.6 million, which begin to expire in 2027 and 2032, respectively, and which could be limited if we experience an “ownership change.” The reduction of the corporate tax rate under the TCJA may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, federal net operating losses generated after December 31, 2017 will not be subject to expiration but will not be permitted to be carried back. In addition, under the TCJA, the amount of post-2017 net operating losses that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. Additionally, as of December 31, 2021, we had a U.S. federal net operating loss carryforward of $42.8 million which does not expire but is limited to an annual deduction equal to 80% of annual taxable income.

If third-party payors fail to provide adequate coverage, reimbursement and payment rates for our product candidates, or if health maintenance organizations or long-term care facilities choose to use therapies that are less expensive or considered a better value, our revenue and prospects for profitability will be limited.

In both domestic and foreign markets, sales of our products will depend in part upon the availability of coverage and reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers, and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new therapeutic products when more established or lower cost therapeutic alternatives are already available or subsequently become available, even if our products are alone in a class. If reimbursement is not available, or is available only to limited levels, our product candidates may be competitively disadvantaged, and we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain a market share sufficient to realize a sufficient return on our or their investments. Alternatively, securing favorable reimbursement terms may require us to compromise pricing and prevent us from realizing an adequate margin over cost. See section entitled "Business - Coverage and Reimbursement.".

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

Our employees, independent contractors, consultants, commercial partners, principal investigators, CROs or CMOs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading, which could have a material adverse effect on our business.

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

In addition, certain collaboration and commercialization agreements provide our collaborators with rights to terminate such agreements, which rights may or may not be subject to conditions, and which rights, if exercised, would adversely affect our product development efforts and could make it difficult for us to attract new collaborators. For example, our license agreement with MGB may be terminated by MGB for our failure to pay, our failure to maintain proper insurance in accordance with the agreement, if we file for bankruptcy or if we remain in default for non-financial reasons following a specified cure period to remedy the breach. In the event of the termination of any collaboration or commercialization agreement, we would likely be required to limit the size and scope of efforts for the development and commercialization of such product candidates or products; we would likely be required to seek additional financing to fund further development or identify alternative strategic collaborations; our potential to generate future revenue from royalties and milestone payments from such product candidates or products would be significantly reduced, delayed or eliminated; and it could have an adverse effect on our business and future growth prospects. Our rights to recover tangible and intangible assets and intellectual property rights needed to advance a product candidate or product after termination of a collaboration may be limited by contract, and we may not be able to advance a program post-termination.

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

We also expect to develop commercial scale manufacturing at third-party manufacturers for our product candidate CAN-2409. We may develop clinical manufacturing capabilities at our facility in Needham, Massachusetts for our product candidate CAN-3110 and we may also develop clinical scale manufacturing for CAN-3110 at third-party manufacturers.

There can be no assurance that our supply of clinical product will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified replacements. Any delays in obtaining adequate supplies of our product candidates that meet the necessary quality standards, including delays caused by the COVID-19 pandemic, may delay our development or commercialization.

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

The manufacture of biopharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of therapeutics often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel or key raw materials, and compliance with strictly enforced federal, state, and foreign regulations. Our CMOs may not perform as agreed. If our manufacturers were to encounter these or other difficulties, our ability to provide product candidates to patients in our clinical trials could be jeopardized.

CMOs of our product candidates may be unable to comply with our specifications, applicable cGMP requirements or other FDA, state or foreign regulatory requirements. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of a product candidate that may not be detectable in final product testing. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. Any such deviations may also require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. Any delays in obtaining products or product candidates that comply with the applicable regulatory requirements may result in delays to clinical trials, product approvals, and commercialization. It may also require that we conduct additional studies.

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

Some of our product candidates are being and may be studied in third-party research and clinical trials sponsored by organizations or agencies other than us, or in investigator-initiated clinical trials, which means we will have minimal or no control over the conduct of such trials and which may adversely affect our ability to obtain marketing approval or certain regulatory exclusivities.

We have and may continue to supply and otherwise support third party research, including investigator-initiated clinical trials. Investigator-initiated clinical trials pose similar risks as those set forth elsewhere in this “Risk Factor” section relating to our internally-sponsored clinical trials, but because we are not be the sponsors of these trials, we have less control over the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment. Additionally, third party clinical research has been and may continue to be conducted with CAN-3110 and CAN-2409 which was not provided by us. The conduct or findings of these trials may have a negative impact on our development programs notwithstanding that we have little involvement or control over these trials. As a result, we are subject to additional risks associated with the way investigator-initiated trials are conducted. In particular, for trials in which we supply drug product, we may be named in lawsuits that would lead to increased costs associated with legal defense. Additional risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data. Third-party investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator-initiated clinical trials could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates and the public perception of our product candidates. As a result, our lack of control over the conduct and timing of and communications with the FDA and other regulatory authorities regarding investigator-sponsored trials may expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the commercial prospects for our product candidates. In addition, third parties that are investigating product candidates which have not been provided by us may seek and obtain regulatory approval of product candidates before we do, which may adversely affect our development strategy and eligibility for certain exclusivities for which we may otherwise be eligible.

We have completed and may in the future complete related party transactions that were not and may not be conducted on an arm’s length basis.

We have in the past and continue to be party to certain transactions with certain entities affiliated with Estuardo Aguilar-Cordova, our founder and former Chief Scientific Officer, and Laura Aguilar, our former Chief Medical Officer. For instance, we have entered into an exclusive license agreement with Ventagen, LLC (Ventagen), an entity owned in part (49.5%), though not managed, by Estuardo Aguilar-Cordova and Laura Aguilar, for the use of worldwide patent rights and know-how owned or controlled by us which cover applicable technology utilizing the delivery method of the herpes derived TK protein to tumors or other tissues via a viral vector.

In January 2008, we entered into an operating lease agreement with a term through December 31, 2022 with Ellka Holdings, LLC, or Ellka, for the space in which we operated in Auburndale, MA. In May 2016, we entered into a second lease agreement with Ellka for living space for employees, also in Auburndale, MA. We entered into a second lease for this space on July 26, 2018, which expired on July 31, 2019. Ellka was originally established in 2007 as an LLC for the purpose of acquiring and managing investment properties owned by Laura Aguilar and Estuardo Aguilar-Cordova and their children’s trusts. Ellka is owned and operated by Laura Aguilar and Estuardo Aguilar-Cordova and members of their immediate family. Although we believe that these transactions were conducted on an arm’s length basis, it is possible that the terms were less favorable to us than they might have been in a transaction with an unrelated party.

As of March 15, 2022, Estuardo Aguilar-Cordova and Laura Aguilar beneficially owned 6,339,579 shares of our common stock, or approximately 22.0% of our total outstanding capital stock as of such date. Accordingly, they will continue to have significant influence over all business decisions, including with respect to such matters as amendments to our charter, other fundamental corporate transactions, such as mergers, asset sales, and the sale of the Company, and otherwise will be able to influence our business and affairs. In connection with the IPO, we adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions.

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

We are and expect to continue to be reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of some of our technology and product candidates. For example, we rely on licenses from MGB and Periphagen to certain patent rights. These license agreements impose, and we expect that any future license agreement will impose, specified diligence, milestone payment, royalty, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. For more information on the terms of these license agreements, see “Business—Intellectual Property—License Agreements.”

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

We cannot be certain that we are the first to invent the inventions covered by pending patent applications and patents, and, if we are not, we may be subject to priority disputes. Furthermore, for United States applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. Similarly, for United States applications in which at least one claim is not entitled to a priority date before March 16, 2013, derivation proceedings can be instituted to determine whether the subject matter of a patent claim was derived from a prior inventor’s disclosure.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. Under the Leahy-Smith America Invents Act, or America Invents Act, enacted in 2013, the United States moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are unclear as the USPTO continues to develop new regulations and procedures in connection with the America Invents Act. In addition, the patent positions of companies in the development and commercialization of biopharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could increase the uncertainties and costs surrounding the prosecution of our patent applications and have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

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

Likewise, our current licensed patents covering our companion technologies, licensed from MGB and from Periphagen are expected to expire in 2036 and in 2069, respectively, without taking into account any possible patent term adjustments or extensions. Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2037 through 2040, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

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

Risks Related to Our Common Stock

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses to stockholders.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 26, 2026; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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
▪
providing only two years of audited financial statements in addition to any required unaudited interim financial statements and a correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
▪
reduced disclosure obligations regarding executive compensation; and
▪
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In this Annual Report on Form 10-K, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company.

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in this Annual Report on Form 10-K. In particular, we have provided only two years of audited financial statements and have not included all of the executive compensation information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Although we are still evaluating the JOBS Act, we currently intend to take advantage of some, but not all, of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company” and “smaller reporting company.” We have elected to avail ourselves of this exemption and, therefore, we are not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or smaller reporting company. As a result, changes in rules of U.S. GAAP or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations. In addition, our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that material weaknesses or significant deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as a “smaller reporting company” or an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company,” we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which will require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Emerging growth companies may implement many of these requirements over a longer period and up to five years from the pricing of an initial public offering. We intend to take advantage of these extended transition periods but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 15, 2022, we have outstanding a total of 28,691,088 shares of common stock.

In addition, shares of common stock that are reserved for future issuance under our 2021 Plan and our 2021 Employee Stock Purchase Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 8,884,661 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in such shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

The existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 59.7% of our outstanding common stock with Estuardo Aguilar-Cordova and Laura Aguilar (together, both directly and indirectly) beneficially owning approximately 22.0% of our outstanding common stock, and with entities and persons affiliated with PBM Capital beneficially owning approximately 29.3% of our outstanding common stock. In addition, Diem Nguyen, who is a member of our Board of Directors, is currently Chief Executive Officer of Xalud Therapeutics, Inc., which is majority-owned by PBM Capital. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by

▪
delaying, deferring or preventing a change of control of us;
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

We may be subject to securities litigation, which is expensive and could divert management's attention.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal office is located at 117 Kendrick St, Suite 450, Needham, Massachusetts 02494, where we lease approximately 15,000 square feet of office and laboratory space. We lease this space under a lease that terminates on August 31, 2026.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded under the symbol “CADL” on the Nasdaq Global Market and has been publicly traded since July 27, 2021. Prior to this time, there was no public market for our common stock.

On March 15, 2022, there were approximately 219 registered holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the period covered by this Annual Report on Form 10-K, we have issued the following securities which were not registered under the Securities Act:

From January 2021 through July 2021, we issued stock options to purchase an aggregate of 661,111 shares of our common stock, with a weighted average exercise price of $5.72, to our employees, directors and consultants pursuant to our 2015 and 2021 Stock Incentive Plan. These securities were issued under Section 4(a)(2) and Rule 701 of the Securities Act in transactions not involving a public offering.

During the year ended December 31, 2021, we issued 75,946 shares of common stock upon the exercise of warrants to purchase common stock which were issued as part of a previous financing. The warrants were all exercised for cash at a price of $5.67 per share. These securities were issued under Section 4(a)(2) of the Securities Act in transactions not involving a public offering.

Use of Proceeds

In July 2021, we issued and sold 9,000,000 shares of our common stock in our IPO at a public offering price of $8.00 per share. In August 2021, we issued and sold 887,994 common shares at $8.00 a share as a partial exercise of the underwriters’ option to purchase additional shares. The offer and sale of all the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-257444), as amended, which was declared effective by the SEC on July 26, 2021.

The $71.3 million in net proceeds we received from the IPO have been invested in cash and cash equivalents. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated July 26, 2021, filed with the SEC pursuant to Rule 424(b) relating to our registration statement on Form S-1 on July 28, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described below.

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

Since our formation, we have devoted substantially all our resources to developing our oncolytic viral immunotherapy and our adenovirus platform, conducting research and development activities, including product candidate development, recruiting skilled personnel, establishing our intellectual property portfolio, raising capital and providing general and administrative support for these operations. We have financed our operations primarily through proceeds from the sale of convertible notes, common stock and our convertible preferred stock. As of December 31, 2021, we have raised approximately $160.6 million through a combination of convertible notes, common stock, convertible preferred stock financings, and government grants.

We were incorporated under the laws of the State of Delaware in June 2003. Our principal executive office is located at 117 Kendrick St, Suite 450, Needham, Massachusetts 02494. On November 30, 2020, we formally changed our name to Candel Therapeutics, Inc., previously Advantagene, Inc. Since our formation, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $36.1 million, $17.7 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $80.3 million.

We will not generate revenue from product sales unless and until we successfully complete clinical development, obtain regulatory approval for, and successfully commercialize our product candidates. The lengthy process of securing marketing approvals for new drugs requires the expenditure of substantial resources. Any significant delay or failure to obtain regulatory approvals would materially adversely affect our product candidates development efforts and our business overall. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities. In addition, following the closing of this offering, we expect to incur significant additional costs associated with operating as a public company. We anticipate that our expenses will increase significantly as we:

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
▪
establish agreements with contract research organizations, or CROs, and third-party contract manufacturing organizations, or CMOs, in connection with our preclinical studies and clinical trials and the development of our manufacturing capabilities;
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

MGB. On January 20, 2018, we entered into an exclusive option agreement, or the Option Agreement, with MGB. Pursuant to the Option Agreement, we obtained the exclusive right from MGB to negotiate a world-wide, royalty-bearing license to develop and commercialize products covered by certain MGB patents, including those patents covering CAN-3110, in the field of gene therapy and oncolytic vector therapy for the treatment or prevention of cancerous tumors in humans or animals, as such field is further detailed in the Option Agreement, or the Licensed Field. In consideration for MGB’s granting of the exclusive option, we paid MGB a non-refundable fee of $40,000.

Under the Option Agreement, we were required to use reasonable efforts to enter into a clinical trial agreement with MGB. We entered into such clinical trial agreement with MGB, or the MGB Clinical Trial Agreement, on June 19, 2018. Under the MGB Clinical Trial Agreement, we have committed to remitting financial support for the performance of a specified Phase 1 clinical trial by MGB pursuant to a protocol summary contained in the Option Agreement.

On September 15, 2020, we exercised our option and entered into an exclusive patent license agreement with MGB, or the MGB License Agreement. Under the MGB License Agreement, MGB granted to us (a) an exclusive, royalty-bearing license under certain of MGB’s patents to make, have made, use, have used, sell and have sold certain products covered by such licensed patents, or the Licensed Products and otherwise practice processes covered by such licensed patents, or Licensed Processes; and (b) a non-exclusive, royalty-bearing license under certain other of MGB’s patents to make, have made, use, have used, sell and have sold Licensed Products, but not to sell or have sold Licensed Processes. The foregoing rights are sublicensable, subject to sublicensing terms set forth in the MGB License Agreement. In connection with executing the MGB License Agreement, we paid a license issue fee and also agreed to reimburse MGB for all reasonable fees and expenses MGB had incurred and will incur for the preparation, filing, prosecution and maintenance of the licensed patent rights.

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

As of December 31, 2021, we had cash and cash equivalents of $82.6 million. On February 24, 2022, we entered into a loan and security agreement (the Loan Agreement) with a bank pursuant to which the bank has agreed to provide term loans to the Company in an aggregate principal amount of up to $25.0 million. We borrowed $20.0 million upon entering into the Loan Agreement. We believe the existing cash and cash equivalents on hand as of December 31, 2021 plus the proceeds under the Loan Agreement will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources.”

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

We expect that our research and development expenses will continue to increase substantially for the foreseeable future and will comprise a larger percentage of our total expenses as we complete our clinical trials and commence additional clinical trials, continue to discover and develop additional product candidates and develop and scale our manufacturing capabilities. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to increased scale and duration of later stage clinical trials.

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
▪
our ability to enter into agreements with CMOs for the commercial manufacture of our product candidate CAN-2409 and the clinical scale manufacture of our product candidate CAN-3110 as well as complete the development, construction and qualification of our clinical manufacturing facility in Needham;
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
▪
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors resulting from the ongoing COVID-19 pandemic or similar public health crisis;
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

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, business development, and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs including directors and officers insurance; travel expenses; and facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities, and other operating costs that are not specifically attributable to research and development activities.

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support our continued clinical development and manufacturing activities and to meet the requirements of a public company. We expect to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements; director and officer insurance costs; and investor and public relations costs.

Grant income

Grant income consists of amounts received under a grant from the National Institute of Health for development of CAN-2409 for use as a therapy for pancreatic cancer.

Interest, dividend, and investment income

Interest, dividend and investment income consists of amounts earned on investment of cash equivalents and short-term investments.

Change in fair value of warrant liability

In connection with the November 13, 2018 issuance of Series B preferred stock we issued warrants to the purchasers of the Series B preferred stockholders, to purchase up to 7,344,982 shares of our common stock with an exercise price of $6.81 per share, and a warrant to the NC Incorporated Ohio Trust, an irrevocable trust funded by us, to purchase 162,740 shares of our common stock, $0.01 par value, at an exercise price of $1.46 per share, subject to adjustments as specified in the warrant agreement. Certain of those warrants are recorded as a liability on our balance sheet. The warrants recorded as a liability are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the statements of operations and comprehensive loss. We will continue to recognize changes in the fair value of the warrant liability until the warrants are exercised, expire or qualify for equity classification. The fair value of the warrant liability is determined based on significant inputs not observable in the market. The fair value of the warrant liability uses various valuation methods, including the Monte Carlo method, the option-pricing method, probability-weighted expected return and the hybrid method, all of which incorporate assumptions and estimates, to value the common stock warrants. The hybrid method is often used when a company is expecting a liquidity event in the near future and is a combination of the option-pricing and probability-weighted expected return methods. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares of common stock, risk-free interest rate, expected dividend yield, and the remaining contractual term of the warrants. Therefore, the fair value may not be appropriately captured by simple models.

Income taxes

Since our inception, we have generated cumulative federal and state net operating loss and research and development credit carryforwards for which we have not recorded any net tax benefit due to uncertainty around utilizing these tax attributes within their respective carryforward periods.

As of December 31, 2021, we had federal net operating loss carryforwards, or NOLs, of approximately $51.6 million and state NOLs of approximately $48.4 million which may be available to offset future taxable income. Our federal NOLs include $8.8 million available to reduce future taxable income through 2028 and approximately $42.8 million of NOLs that do not expire and are available to reduce future taxable income indefinitely. The state NOLs are available to offset future taxable income through 2032. As of December 31, 2021, we also had federal and state research and development tax credit carryforwards of $2.0 million and $1.1 million, respectively, which are available to offset federal and state tax liabilities through 2036 and 2028, respectively.

Realization of future tax benefits is dependent on many factors, including our ability to generate taxable income within the NOL period. Our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and certain tax credits. Management has considered our history of cumulative net losses incurred since inception, as well as our lack of product revenue since inception, and has determined that it is more likely than not that we will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at December 31, 2021.

NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as provided under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, as well as under similar state provisions. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income. In general, an ownership change, as defined under Section 382 of the Code, or Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. We have completed several financings and not yet determined if such a limitation would be placed against our NOL. We will make such a determination prior to the utilization of any NOL

Results of operations

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	YEAR ENDED DECEMBER 31,		INCREASE/
	2021	2020	(DECREASE)
Research and development service revenue	$125	$125	$-
Operating expenses:
Research and development	15,178	8,754	6,424
General and administrative	10,673	5,181	5,492
Total operating expenses	25,851	13,935	11,916
Loss from operations	(25,726)	(13,810)	(11,916)
Grant income	1,076	624	452
Interest, dividend and investment (expense) income, net	(53)	111	(164)
Change in fair value of warrant liability	(11,421)	(4,605)	(6,816)
Net loss	$(36,124)	$(17,680)	$(18,444)

Comparison of the Years End December 31, 2021 and 2020

Revenue

We had research and development service revenue of $125,000 for each of the years ended December 31, 2021 and 2020. This represents the recognition as research and development service revenue of a portion of the $1.0 million that we received in 2014 and 2015 from Ventagen, a related party, which is being recognized over the period during which we provide the services.

Research and development expenses

The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020 (in thousands):

	YEAR ENDED DECEMBER 31,		INCREASE
	2021	2020	(DECREASE)
Employee - related	$8,941	$5,269	$3,672
Clinical development costs	3,828	2,156	1,672
Recruiting costs	746	-	746
Depreciation and Impairment of fixed assets	717	91	626
Occupancy	584	812	(228)
Other	362	426	(64)
	$15,178	$8,754	$6,424

Research and development expenses for the year ended December 31, 2021 were $15.2 million, compared to $8.8 million for the year ended December 31, 2020 and consisted primarily of $8.9 million and $5.3 million, respectively, of employee-related costs, including $1.2 million and $847,000, respectively, of non-cash stock compensation expense, $3.8 million and $2.2 million, respectively, of clinical development costs related to our clinical trial sites and the cost of treating and following up on patients in our clinical trials, $746,000 and $0, respectively, of recruiting costs, $717,000 and $91,000, respectively, of depreciation and impairment charges on fixed assets, and $584,000 and $812,000, respectively, of facility and occupancy-related costs. The increase of $6.4 million in research and development expenses for the year ended December 31, 2021, was primarily due to an increase of $3.7 million in employee-related costs, an increase of $1.7 million in clinical development costs, 746,000 of search fees and costs to recruit research and development employees, and a $553,000 charge for the impairment of certain fixed assets. The decrease in occupancy cost is due to the termination of the lease on the Company’s lease on its prior facility at the end of 2020. The $3.7 million increase in employee-related costs was primarily due to the increase of $1.0 million in non-cash compensation expense and an increase in the research and development headcount.

General and administrative expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2021 and 2020 (in thousands):

	YEAR ENDED DECEMBER 31,		INCREASE
	2021	2020	(DECREASE)
Employee-related	$5,555	$2,656	$2,899
Professional and consulting	2,972	2,004	968
Insurance	1,184	27	1,157
Occupancy	250	256	(6)
Other	712	238	474
	$10,673	$5,181	$5,492

General and administrative expenses were $10.7 million for the year ended December 31, 2021 compared to $5.2 million for the year ended December 31, 2020 and consisted primarily of $5.6 million and $2.7 million, respectively, of employee-related costs, including $1.7 million and $1.3 million, respectively, of non-cash stock compensation expense, $3.0 million and $2.0 million, respectively, of professional and consulting fees and $1.2 million and $27,000, respectively, of insurance costs. The increase of $5.5 million in general and administrative expenses was primarily due to an increase of $2.9 million in employee – related costs as we increased our general and administrative headcount to manage growth and operate a public company, including an increase of $477,000 in non-cash compensation expense, an increase of $968,000 in professional and consulting fees, and an increase of $1.2 million in insurance expense. Insurance expense due to the cost of directors and officers insurance upon completion of the IPO. The increase in professional and consulting fees is primarily due to an increase in fees paid to personnel search firms, public relations consultants, commercial market research firms and legal and accounting firms.

Grant income

Grant income was $1.1 million for the year ended December 31, 2021 compared to $624,000 for the year ended December 31, 2020. Grant represents amounts received under a grant from the National Institutes of Health for development of CAN-2409 for use as a therapy for pancreatic cancer and in 2021, grant income also includes $464,000 for the forgiveness of a Paycheck Protection Plan loan in April 2021. The National Institutes of Health grant for development of CAN-2409 for use as a therapy for pancreatic cancer has expired at the end of 2021.

Interest, dividend and investment (expense) income, net

Interest, dividend and investment (expense) income, net was ($53,000) for the year ended December 31, 2021 compared to $111,000 of interest, dividend and investment income, net for the year ended December 31, 2020 and represents the earnings on our cash equivalents and short-term investments net of interest expense on outstanding debt obligations. The decrease in interest, dividend, and investment income in 2021 is primarily due to a decrease in the yields earned on cash equivalents.

Change in fair value of warrant liability

The change in fair value of our warrant liability was an increase in value of $11.4 million for the year ended December 31, 2021 compared to an increase in value of $4.6 million for the year ended December 31, 2020. The increase is primarily driven by an increase in the underlying value of our stock price.

Liquidity and capital resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials for our product candidates, developing our manufacturing capabilities which may include the cost of establishing a relationship with contract manufacturers to support commercial launch of our product candidate CAN-2409 and costs associated with equipping our laboratory and clinical manufacturing facility to support clinical trials and commercialization and providing general and administrative support for our operations, including the cost associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from government grants and proceeds from the sale of convertible notes, common stock, and our convertible preferred stock. As of December 31, 2021, we have raised approximately $160.6 million, including $15.4 million of government grants, $66.1 million from the sale of convertible preferred stock, and $79.1 million from the sale of our common in our IPO. Our cash and cash equivalents totaled $82.6 million as of December 31, 2021. We had $560,000 of long-term debt as of December 31, 2021 with a maturity in November 2027.

On February 24, 2022, the Company entered into a loan and security agreement Loan Agreement with a bank pursuant to which the bank has agreed to provide term loans to the Company in an aggregate principal amount of up to $25.0 million. The Company borrowed $20.0 million upon entering into the Loan Agreement. The Company can borrow up to an additional aggregate principal amount not to exceed $5.0 million, at any time on or prior to December 31, 2022, following the Company having provided evidence to the bank of (a) achievement of positive Phase 2 clinical activity data from the Company’s CAN-2409 NSCLC clinical trial, (b) dosing of its first patient in its Phase 3 CAN-2409 high grade glioma clinical trial and (c) receipt on or prior to December 31, 2022, of net cash proceeds in an amount equal to at least $75.0 million from the issuance and sale of equity securities to investors acceptable to SVB. The term loans are secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property, which is subject to a negative pledge under the Loan Agreement.

The term loans bear interest at a floating rate per annum equal to the greater of (A) 5.75% and (B) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.50%. The Company is required to make monthly interest payments, and commencing on February 1, 2024, 24 consecutive installments of principal plus monthly payments of accrued interest. Upon repayment in full of the term loans, the Company will be required to pay a final payment fee equal to 4.50% of the original principal amount of any funded term loan being repaid.

The Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB Term Loans, subject to a prepayment premium of 1% to 3% based upon the timing of the prepayment.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	YEARS ENDED DECEMBER 31,
	2021	2020
Net cash (used in) operating activities	$(22,218)	$(9,071)
Net cash provided by (used in) investing activities	(1,835)	38,455
Net cash provided by financing activities	71,800	490
Net increase in cash and cash equivalents	$47,747	$29,874

Cash flows for the years ended December 31, 2021 and 2020

Operating activities

Net cash used in operating activities for the year ended December 31, 2021 was $22.2 million, primarily consisting of a net loss of $36.1 million as we incurred expenses associated with our clinical programs, we increased our headcount and had costs associated with being a public company in the second half of the year. In addition, we had non-cash charges of $14.8 million for the change in the fair value of the warrant liability, stock-based compensation expense, and impairment and depreciation of fixed assets. Net cash used in operating activities was also impacted by $876,000 in changes in operating assets and liabilities, primarily driven by an increase of $669,000 in accounts payable, $410,000 in deferred rent, $297,000 in accrued expenses, which were offset by an increase of $2.2 million in prepaids and other long term assets.

Net cash used in operating activities for the year ended December 31, 2020 was $9.1 million, primarily consisting of a net loss of $17.7 million as we incurred expenses associated with our clinical programs and we increased our headcount. In addition, we had non-cash charges of $6.8 million for the change in the fair value of the warrant liability, stock-based compensation expense and depreciation and amortization. Net cash used in operating activities was also impacted by $1.8 million in changes in operating assets and liabilities, primarily driven by an increase of $1.5 million in accrued expenses, $289,000 in accounts payable.

Investing activities

Net cash used in investing activities for the year ended December 31, 2021 was $1.8 million, which was attributable to the use of $1.8 million for purchases of fixed assets.

Net cash provided by investing activities for the year ended December 31, 2020 was $38.5 million, which was attributable to a net sale of $39.9 million in available-for-sale securities and the use of $1.5 million for purchases of fixed assets.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2021 was $71.8 million consisting of $71.3 million in net proceeds from our IPO and $465,000 in proceeds received from warrant and option exercises.

Net cash provided by financing activities for the year ended December 31, 2020 was $490,000 consisting of $460,000 received under the Paycheck Protection Program and $30,000 of proceeds from exercise of stock options.

Funding requirements

We expect our operating expenses to increase substantially in the future in connection with our ongoing activities, particularly as we advance CAN-2409 and CAN-3110 through research and development, clinical trials, develop our manufacturing capabilities and build our laboratory and clinical manufacturing facility, as we research and develop additional product candidates including preclinical activities and as we prepare for marketing approval and commercialization. We also expect to incur additional costs associated with operating as a public company.

Specifically, our costs and expenses will increase as we:

▪
advance the clinical development of CAN-2409 and CAN-3110;
▪
pursue the preclinical and clinical development of other product candidates using our HSV platform;
▪
develop our manufacturing capabilities, including establishing a relationship with a contract manufacturer for commercial manufacturing of our product candidate CAN-2409 and the construction of our laboratory and clinical manufacturing facility for our product candidate CAN-3110; and
▪
expand our operational, financial, and management systems and increase personnel, including personnel to support our operations as a public company.

We believe that our existing cash and cash equivalents, including the receipt of $20.0 million on February 24, 2022 under the Loan Agreement with a bank, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

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

Our primary contractual obligation is our facility lease which extends to August of 2026. The table below summarizes the contractual obligations that will become due as of December 31, 2021:

	PAYMENTS DUE BY PERIOD
	(in thousands)
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS
Operating lease obligation (1)	$2,776	$567	$1,180	$1,028
Total	$2,776	$567	$1,180	$1,028

(1)
Represents future minimum lease payments under our operating leases for office and laboratory space at our Needham, Massachusetts facility (see our financial statements included elsewhere in this Annual Report on Form 10-K for additional information on these lease agreements).

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

Critical accounting estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may materially differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most significant to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Actual services performed may vary from our estimates, resulting in adjustments to research and development costs or inventories in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our results of operations.

Determination of fair value of warrants

In connection with the Series B Convertible Preferred Stock issuance, the Company issued warrants to purchase shares of common stock of which certain warrants are shown as a liability on the balance sheet. The fair value of the warrant liability was determined based on significant inputs not observable in the market. The fair value of the warrant liability uses various valuation methods, including the Monte Carlo method, the option-pricing method, probability-weighted expected return and the hybrid method, all of which incorporate assumptions and estimates, to value the common stock warrants. The hybrid method is often used when a company is expecting a liquidity event in the near future and is a combination of the option-pricing and probability-weighted expected return methods. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares of common stock prior to the IPO, risk-free interest rate, expected dividend yield, expected volatility of the price of the underlying preferred stock, and the remaining contractual term of the warrants. The most significant assumption in the model impacting the fair value of the common stock warrants is the fair value of the Company’s common stock as of each remeasurement date. Prior to the IPO, the Company determined the fair value per share of the underlying common stock by taking into consideration the most recent sales of preferred stock, results obtained from third-party valuations and additional factors that are deemed relevant.

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

Determination of fair value of common stock

Prior to the IPO, there had been no public market for our common stock and as such, the estimated fair value of our common stock had been determined by our board of directors as of the date of each option grant, with input from management, taking into consideration our most recently available third-party valuations of common stock at the time of the grants, as well as our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. Third-party valuations, or valuation reports, were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

For the December 1, 2020, January 1, 2021, and June 15, 2021 third-party prepared valuation reports, a probability-weighted expected return method was used to determine the fair value of the common stock. The present value of the common stock under each of these three identified scenarios was weighted based on the probability of each scenario occurring to determine the value of the common stock. These third-party valuations resulted in a valuation of our common stock of $3.96, $4.97 and $6.64 per share as of December 1, 2020, January 1, 2021 and June 15, 2021, respectively.

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

Subsequent to the IPO, a public trading market for our common stock has been established and it is no longer necessary for our board of directors to estimate the fair value of our common stock in connection with our accounting for granted stock options and other such awards we may grant, as the fair value of our common stock is determined based on the quoted market price of our common stock.

Recent accounting pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations, or cash flows is disclosed in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on form 10-K.

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents, which are denominated in U.S. dollars. We had cash and cash equivalents of $82.6 million, or 92.6% of our total assets, as of December 31, 2021. Interest, dividend, and investment income earned on these assets was $24,000 for the year ended December 31, 2021. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. Such interest-earning instruments carry a degree of interest rate risk; however, a change by 10% in interest rates would not have a material impact on our financial position or results of operations during the year ended December 31, 2021.

We are also exposed to interest rate risk with respect to the loan and security agreement what we entered into in February 2022 that bears a variable interest based on the Prime Rate.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates.

Inflation generally affects us by increasing our costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2021 and 2020.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2021.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended). We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed during fiscal 2020 and remain unremediated as of December 31, 2021. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. The material weaknesses we identified are related to;

(1) the fact that we did not have sufficient finance and accounting staff with U.S. GAAP technical and accounting expertise to evaluate and account for significant transactions and oversee our third-party consultants. As a result we did not design and maintain formal accounting policies, processes and controls to analyze, account for and disclose certain complex transactions, which led to inappropriate accounting conclusions associated with stock compensation expenses.

(2) the fact that we lacked proper monitoring entity level controls and segregation of duties due to our small accounting staff.

Remediation Activities

Management has been actively engaged in remediating the above described material weaknesses. The following remedial actions have been taken during the year ended December 31, 2021;

(1) hiring an experienced Chief Financial Officer with experience serving as acting chief financial officer of a public company and serving as an audit partner at a major accounting firm and a Controller with experience working at a public company and as a manager at a major public accounting firm;

(2) strengthening supervisory reviews by our financial management, and

(3) expanding our accounting and finance team to add additional qualified accounting and finance resources, which may include augmenting our finance team with third-party consultants that possess the required expertise to assist management with their review.

The process of implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may take additional actions to address control deficiencies. This may include the hiring of additional qualified personnel and implementation of a new accounting system.

While progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing these processes, procedures and controls. Additional time is required to complete implementation and to assess and ensure the sustainability of these procedures. We believe the above actions will be effective in remediating the material weaknesses described above and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

The items described in “Remediation Activities” above are considered a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Executive Officers
Paul Peter Tak, M.D., Ph.D., FMedSci	62	President, Chief Executive Officer, and Director
Francesca Barone, M.D., Ph.D.	45	Chief Scienctific Officer
Nathan Caffo	53	Chief Business Officer
John Canepa	66	Chief Financial Officer
Susan Stewart, J.D.	61	Chief Regulatory Officer
Non-employee Directors
Paul B. Manning (2)	66	Chairman of the Board of Directors
Alan E. Smith, Ph.D., FRS, CBE (2)	76	Director
Chris Martell (1) (2)	43	Director
Diem Nguyen, Ph.D., M.B.A.	50	Director
Edward J. Benz, Jr., M.D. (3)	75	Director
Estuardo Aguilar-Cordova, M.D., inf., Ph.D. (3)	64	Director
Shaan C. Gandhi, M.D., D.Phil (1)(3)	36	Director
Udi Meirav, Ph.D. (1)	61	Director

(1) Member of audit committee

(2) Member of compensation committee

(3) Member of nominating and corporate governance committee

Executive officers

Paul Peter Tak, M.D., Ph.D., FMedSci, has served as President and Chief Executive Officer of Candel since September 2020. He received his medical degree cum laude from the Free University in Amsterdam and was trained as an internist, rheumatologist and immunologist at Leiden University Medical Center, where he also received his Ph.D. He has been Clinical Associate Professor of Medicine at the University of California San Diego. Next, he served as Professor of Medicine and founding Chair of the Department of Clinical Immunology and Rheumatology at the Academic Medical Centre/University of Amsterdam (AMC). During this time, he founded Arthrogen b.v., a biotech company focused on gene therapy. He has published extensively in peer-reviewed journals and received numerous awards. He has been elected Fellow of the Academy of Medical Sciences (U.K.). At GlaxoSmithKline he served as Senior Vice President, Chief Immunology Officer, and Global Development Leader from 2011 to 2018. He oversaw the creation of a portfolio of new medicines for immune-mediated inflammatory diseases, cancer, infectious disease and pain, including anti-OSM antibody, anti-LAG3 antibody, ESM-BET inhibitor, RIP1 kinase inhibitor, anti-GM-CSF antibody, anti-CCL17 antibody, Benlysta sc, gepotidacin, molibresib (BET inhibitor), belantamab mafodotin (anti-BCMA antibody-drug conjugate), and NY-ESO1 SPEAR T cell therapy. He was the Chair of the Scientific Review Board, the governing body accountable for the scientific assessment of GSK’s R&D portfolio. From 2018 to 2020, Dr. Tak served as venture partner at Flagship Pioneering and also as President and CEO of Kintai Therapeutics, a start-up focused on enteric signaling networks, where he oversaw the creation of a portfolio of proprietary small molecules called precision enteric medicines for the treatment of obesity, neurological disease, and cancer. In addition, he has served as President and CEO of Tempero Pharmaceuticals, Board Member of Galvani Bioelectronics, ViiV Healthcare, Sitryx Therapeutics (co-founder), Omega Therapeutics, Levicept, and Citryll.

Francesca Barone, M.D., Ph.D., has been Candel's Chief Scientific Officer since February 2022 and previously served as our Vice President, Head of Research from November 2020 to February 2022. She joined Candel in November 2020 as Head of experimental medicine and discovery, overseeing the implementation of biological measures of outcome and biomarker studies in the clinical pipeline, and directing the design of Candel novel discovery platform. Before joining Candel, Dr. Barone served as VP and Head of Experimental Medicine at Kintai Therapeutics, Inc, a Flagship Pioneering, Inc. company, from May 2019 through its merger into Senda Biosciences, Inc. in November 2021. While serving in that position she was responsible both for preclinical development, leading the biology team while supporting the definition of the company clinical strategy in the areas of immune-oncology, metabolic disease and neuroinflammation. Prior to moving to industry, Dr. Barone served as Reader (Associate Professor) in Experimental Rheumatology at the University of Birmingham (UK). During her tenure she also served as Academic Director of Business Engagement for the College of Medical and Dental Sciences and Director of the laboratories for Immuno-phenotyping in the Institute of Translational Medicine. She has published extensively in peer-reviewed journals, was the recipient of two fellowship to support her research program and led efforts to establish collaborative alliances between the University of Birmingham and world leader pharmacology industries. She received her medical degree cum laude from the University of Rome, Sapienza and was trained in the same university as Rheumatologist. She received her Ph.D. at Kings College, London.

Nathan Caffo, has been Candel’s Chief Business Officer since September 2020. From September 2018 to September 2020, he was CBO at ALX Oncology, an immuno-oncology company, where he played a central role in the company’s financing including series B and C and debt financings totaling $120 million, as well as the company’s $186 million initial public offering. He was also responsible for all strategic partnering activities. Prior to ALX Oncology, he was President and CEO of Presage Biosciences, an oncology company that developed the first intratumoral microdosing platform for evaluation of multiple oncology agents where he worked from April 2009 to August 2018. While at Presage he led the company’s partnering strategy, resulting in over $30 million in upfront cash. Mr. Caffo’s 26-year industry career has been focused on cancer therapeutics, personalized medicine, and applications of genomic technology. Mr. Caffo also led drug in-licensing at Perlegen Sciences, a genomic medicine spin-off of Affymetrix. Prior to that, he worked at Applied Biosystems (now Life Technologies) and its sister company Celera (now Quest Diagnostics) for 11 years in a number of technical and business roles, including managing the company’s genomics service business. Mr. Caffo has a B.S. in Microbiology from Pennsylvania State University.

John Canepa, has been Candel’s Chief Financial Officer since December 2020. Mr. Canepa has over 40 years of experience in the life science industry as an audit partner with a large international public accounting firm, and as a financial executive with public and private life science companies. Prior to joining Candel, he served as Senior Advisor, Acting CFO of Frequency Therapeutics from December 2018 until November 2020. During this time, Frequency completed several public and private financings, including its initial public offering in October 2019, and dramatically expanded its operations. Prior to joining Frequency, Mr. Canepa served as CFO of Agilis Biotherapeutics from December 2017 to August 2018 and was instrumental in its sale to PTC Therapeutics in August 2018. Prior to Agilis, he was COO and CFO of Asterand Bioscience from October 2012 to August 2017 and led its sale to a private equity group in 2017. Mr. Canepa began his career at Arthur Andersen & Co. and was with the firm for 23 years. He was a partner in the Boston office technology practice and the worldwide leader of the firm’s life science practice. Mr. Canepa received a B.A. in Economics from Denison University and a Master’s Degree in Finance from Michigan State University. John is a Trustee of Mount Auburn Hospital in Cambridge Massachusetts and is on the board of the Beth Israel Lahey Health network.

Susan Stewart, J.D., has served as Candel’s Chief Regulatory Officer since October 2020. Ms. Stewart has worked for more than 28 years in biopharmaceutical regulatory affairs, with significant experience devising innovative strategies for novel therapeutics, overseeing regulatory submissions at various stages of product development and leading interactions with global health authorities. As an independent consultant, she also serves as Chief Regulatory Officer at Kaleido Biosciences, and had served as senior vice president of regulatory affairs and quality at Kaleido Biosciences, senior vice president of regulatory affairs, quality, and compliance at Tokai Pharmaceuticals and vice president, regulatory affairs at Transmolecular. She also spent 13 years at Genzyme Corporation in regulatory and compliance roles, including serving as vice president, regulatory affairs after beginning her career with Abbott Laboratories. She received her J.D. from Concord Law School at Purdue University Global, her LL.M. from the Maurice A. Deane School of Law at Hofstra University and her B.A. from the University of Massachusetts. She is a Fellow of the Regulatory Affairs Professionals Society (RAPS), a Director of the Board, and holds Regulatory Affairs Certifications (RAC) for both the United States and Europe.

Non-Employee Directors

Paul B. Manning has served as a member of Candel's board of directors since November 2018. Mr. Manning currently serves as the Chief Executive Officer of PBM Capital Group, LLC, or PBM Capital, a private equity investment firm in the business of investing in healthcare and life-science related companies, which he founded in 2010. Mr. Manning is a member of the board of directors of Liquidia Corporation (NASDAQ: LQDA) and Taysha Gene Therapies, Inc. (NASDAQ: TSHA), and he currently serves as Chairman of the board of directors of Verrica Pharmaceuticals Inc. (NASDAQ: VRCA) He previously served on the board of directors of Dova Pharmaceuticals, Inc., a biopharmaceutical company, from September 2016 to November 2019, and AveXis, Inc., a gene therapy company, from April 2014 to May 2018. Mr. Manning received a B.S. in microbiology from the University of Massachusetts. We believe Mr. Manning’s 30 years of managerial and operational experience in the healthcare industry and as an investor in healthcare related companies provides him with the appropriate set of skills to serve as a member of our board of directors.

Estuardo Aguilar-Cordova, M.D., Ph.D., has served as Candel's Founder and as Chief Scientific Officer from September 2020 to February 2022, and previously served as our Chief Executive Officer from 2002 until September 2020. He has more than 30 years of experience in the fields of biotherapeutics, cancer research and drug development, including serving as principal or co-investigator in more than 25 clinical trials ranging from Phase I to Phase III. Prior to starting Candel, Dr. Aguilar-Cordova held academic positions for nearly two decades. Most recently, he was deputy director of the Harvard Gene Therapy Initiative at Harvard Medical School in Boston and was a faculty member in Pediatrics, Hematology-Oncology at Baylor College of Medicine in Houston. He has served on numerous national oversight committees, including roles as chairman and member of the NIH Recombinant Advisory Committee (RAC), as a consultant to the FDA Biological Response Modifiers Advisory Committee (BRMAC), and as a member of the Vaccine and Related Products Advisory Committee (VRPAC). Dr. Aguilar-Cordova has also held other appointments including president of the Latin American Gene Therapy Society. Dr. Aguilar-Cordova has published more than 80 peer-reviewed scientific publications and book chapters, is on the editorial board of various professional journals and is an inventor on several patent applications. Dr. Aguilar-Cordova has an undergraduate degree in Biology and Chemistry from California State University, Bakersfield, an M.D. Inf. from the University del Valle de Guatemala and a Ph.D. from the University of California, Davis.

Edward J. Benz, Jr., M.D., has served as a member of Candel's board of directors since September 2017. Dr. Benz is the President and CEO Emeritus of the Dana-Farber Cancer Institute and a member of the Dana-Farber Cancer Institute Board of Directors. Dr. Benz is an expert in blood disorders and is board certified in both hematology and internal medicine. He is an active clinical hematologist and a National Institutes of Health (NIH) funded researcher with a focus on the molecular basis and genetics around inherited blood disorders. From October 2000 until his retirement in October 2016, Dr. Benz served as President and CEO of Dana-Faber Cancer Institute and the Richard and Susan Smith Professor of Medicine and Professor of Genetics at Harvard Medical School. Prior to his role at Dana-Farber, Dr. Benz served as chairman for the Department of Medicine and Sir William Osler Professor of Medicine at Johns Hopkins University School of Medicine, as well as physician in chief at Johns Hopkins Hospital. Dr. Benz has also served as President of the American Society of Hematology, the Association of American Cancer Institutes, the American Society for Clinical Investigation, the American Clinical and Climatological Society, and the Friends of the National Institute of Nursing Research. Over the course of his career, Dr. Benz has authored more than 300 articles, books, reviews and abstracts and has received numerous awards. Dr. Benz serves on the board of directors of F-star Therapeutics, Inc. (NASDAQ: FSTX) and Deciphera Pharmaceuticals, Inc. (NASDAQ: DCPH), and also serves on the board of directors of Renovacor, Inc. (NYSE: RCOR) and serves on our Research Advisory Board. We believe Dr. Benz’s experience in the field of hematology and blood disorders provides him with the appropriate set of skills to serve as a member of our board of directors.

Chris Martell has served as a member of Candel's board of directors since November 2018. Chris Martell is the manager of GTAM1 2012 ADV LLC and an investor at Martell Capital. Previously, Chris was a Partner at PBM Capital in 2018. Prior to joining PBM Capital, Chris had an 18-year career at J.P. Morgan where he was a managing director in the Healthcare Investment Banking and Mergers and Acquisitions groups. He led the execution of a wide range of transactions including mergers and acquisitions, spin-offs and corporate separations, initial public offerings and equity and debt financings for Medical Device, Life Science Tool and Diagnostic, Pharmaceutical and Biotechnology companies. Chris graduated from Yale University with a B.A. in Ethics, Politics and Economics. We believe Mr. Martell’s broad financial and investment banking experience, financial and transactional expertise and acumen in mergers and acquisitions and complex financial transactions provides him with the appropriate set of skills to serve as a member of our board of directors.

Udi Meirav, Ph.D., has served as a member of Candel's board of directors since 2004. Dr. Meirav is CEO of Calibre Biometrics, Inc., a company developing and manufacturing wearable devices for respiratory measurements and metabolic tracking. He is also the President and Founder of Boston-based EnVerid, Inc., an energy-efficiency materials company, a role he has served in since 2010 and was previously the Chief Executive Officer of Luminus Devices, Inc., a manufacturer of high performance LEDs for solid state lighting. Dr. Meirav has served on numerous boards of directors of companies involved in IT, life sciences, semiconductors and solid state lighting. He has also worked with Stata Venture Partners, an early stage venture capital fund, and with Strategic Decisions Group, a premier consulting firm with focus on pharmaceuticals and biomedical technology. Dr. Meirav has a Ph.D. in Physics from the Massachusetts Institute of Technology and a Bachelor of Science degree in Mathematics and Physics from Tel Aviv University. We believe Dr. Meirav’s multidisciplinary background with executive experience in technology and finance provides him with the appropriate set of skills to serve as a member of our board of directors.

Diem Nguyen, Ph.D., MBA, has served as a member of Candel's board of directors since July 2021. Dr. Nguyen is the Chief Executive Officer and member of the board of directors of Xalud Therapeutics, a private biotechnology company, which is majority-owned by PBM Capital. Previously, Dr. Nguyen was the Executive Vice President of PPD, a leading global clinical research organization providing drug development services, a position she held from April 2018 to April 2020. Since 2008, Dr. Nguyen has held various leadership roles at Pfizer Inc., last serving as Global President, Americas of Pfizer Essential Health from January 2017 to March 2018. Dr. Nguyen is a director at Verrica Pharmaceuticals Inc. (NASDAQ: VRCA) and Children’s Hospital of Philadelphia. She received a B.A. in Chemistry with Specialization in Biochemistry and a Ph.D. in Biochemistry and Molecular Genetics from the University of Virginia, and an MBA in General Management from the University of Virginia’s Darden Graduate School of Business Administration. We believe that Dr. Nguyen’s managerial, commercial and medical experience in the pharmaceutical industry provides her with the appropriate set of skills to serve as a member of our board of directors.

Alan E. Smith, Ph.D., FRS, CBE, has served as a member of Candel's board of directors since October 2015. Dr. Smith is the former Senior Vice President (1989-2011) and Chief Scientific Officer of Genzyme Corporation, Cambridge, MA, a position he held from 1997 to 2011. Prior to its acquisition by Genzyme in 1989, Dr. Smith was the Vice President and

Scientific Director of Integrated Genetics, a Massachusetts start-up biotechnology company. Dr. Smith sits on the Scientific Advisory Board of Pharnext, a start-up genomics company in Paris, France, and he is on the Board of Directors of Arecor, a start-up biotechnology company in Cambridge UK. From 2014 to 2020, he was chairman of the Board of Cambridge in America, the representative body of the University and Colleges of Cambridge in North America, and from 2016 -2019, he was chairman of Native Plant Trust, the first plant conservation organization in the United States. Dr. Smith has published extensively on the genetic code and protein synthesis, tumour virology, cell biology and cystic fibrosis. He holds a B.A. from Christ’s College, Cambridge UK and a Ph.D. from the Laboratory of Molecular Biology, Cambridge, England. He is a fellow of the Royal Society of London and of Christ’s College. We believe Dr. Smith’s executive experience provides him with the appropriate set of skills to serve as a member of our board of directors.

Shaan C. Gandhi, M.D., D.Phil. has served as a member of Candel's board of directors since May 2020. Dr. Gandhi is a Director at Northpond Ventures, LLC (Northpond Ventures), a global science, medical and technology-focused venture capital firm, where he leads the firm’s work in biotechnologies. Previously, Dr. Gandhi was a Principal at the Longwood Fund from 2018 to 2020, where he created and invested in life sciences companies, including Pyxis Oncology, a cancer immunotherapy company focused on novel modulators of the tumor microenvironment, which he co-founded and served as President. He was an attending hospitalist at Massachusetts General Hospital from 2018 to 2019, where he also did his residency in internal medicine from 2015 to 2018. He serves on the boards of directors of two other public companies, DICE Therapeutics (NASDAQ: DICE) and Vigil Neuroscience (NASDAQ: VIGL), as well as the boards of various private companies, including CAMP4 Therapeutics, Garuda Therapeutics, Kyverna Therapeutics, Mestag Therapeutics, Parthenon Therapeutics, StrideBio, Teckro, and Totus Medicines. He holds an M.D. from Harvard Medical School; an M.B.A. from Harvard Business School, where he was a Baker Scholar; a D.Phil. in medical oncology from the University of Oxford, where he was a Rhodes Scholar; and a B.S. with honors in biochemistry from Case Western Reserve University. We believe that Dr. Gandhi’s financial, managerial and medical experience coupled with his substantial experience as an investor in emerging biotechnology companies provides him with the appropriate set of skills to serve as a member of the board of directors.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our equity securities to file reports of holdings and transactions in securities of the Company with the SEC.

Based solely on a review of on Forms 3, 4 and 5 and any amendments thereto filed electronically with the Securities and Exchange Commission with respect to the most recent fiscal year and written representations from the reporting persons, we believe all Section 16(a) filing requirements were satisfied in 2021 with the exception of the following filing: a Form 5 filing filed on February 14, 2022 by Diem Nguyen with respect to options granted by the Company in July 2021.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions), agents and representatives, including directors and consultants.

The full text of our Code of Business Conduct and Ethics is posted on our website at www.candeltx.com. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics on our website. The inclusion of our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report, and you should not consider that information a part of this Annual Report.

Audit Committee

The members of our audit committee are Shaan C. Gandhi, M.D., D.Phil, Chris Martell, and Udi Meirav, Ph.D. Christopher Martell is the chair of the audit committee. Our board of directors has determined that all members of our audit committee will meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq listing rules and that Christopher Martell is an “audit committee financial expert” (within the meaning of applicable SEC regulations). Each of the members of the audit committee are independent pursuant to applicable Nasdaq listing standards.

Recommendation of Director Nominees by Stockholders

There have been no material changes to the procedures by which our stockholders may recommend nominees to the board of directors.

Limitations on Liability and Indemnification

As permitted by Delaware law, provisions in our amended and restated certificate of incorporation and amended and restated bylaws limit or eliminate the personal liability of directors for a breach of their fiduciary duty of care as a director. The duty of care generally requires that, when acting on behalf of the corporation, a director exercise an informed business judgment based on all material information reasonably available to him or her. Consequently, a director will not be personally liable to us or our stockholders for monetary damages or breach of fiduciary duty as a director, except for liability for:

•
any breach of the director’s duty of loyalty to us or our stockholders;
•
any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•
any act related to unlawful stock repurchases, redemptions or other distributions or payments of dividends; or
•
any transaction from which the director derived an improper personal benefit.

These limitations of liability do not limit or eliminate our rights or any stockholder’s rights to seek non-monetary relief, such as injunctive relief or rescission. These provisions will not alter a director’s liability under other laws, such as the federal securities laws or other state or federal laws. Our amended and restated certificate of incorporation also authorizes us to indemnify our officers, directors and other agents to the fullest extent permitted under Delaware law.

As permitted by Delaware law, our amended and restated bylaws provide that:

•
we will indemnify our directors, officers, employees and other agents to the fullest extent permitted by law;
•
we must advance expenses to our directors and officers, and may advance expenses to our employees and other agents, in connection with a legal proceeding to the fullest extent permitted by law; and
•
the rights provided in our amended and restated bylaws are not exclusive.

If Delaware law is amended to authorize corporate action further eliminating or limiting the personal liability of a director or officer, then the liability of our directors or officers will be so eliminated or limited to the fullest extent permitted by Delaware law, as so amended. Our amended and restated bylaws will also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in connection with their services to us, regardless of whether our bylaws permit such indemnification. We have obtained such insurance.

In addition to the indemnification that is provided for in our amended and restated certificate of incorporation and amended and restated bylaws, we have entered into indemnification agreements with each of our directors and executive officers, which may be broader than the specific indemnification provisions contained in the Delaware General Corporation Law. These indemnification agreements may require us, among other things, to indemnify our directors and executive officers for some expenses, including attorneys’ fees, expenses, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of his service as one of our directors or executive officers or any other company or enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.

This description of the indemnification provisions of our amended and restated certificate of incorporation, our amended and restated bylaws and our indemnification agreements is qualified in its entirety by reference to these documents, each of which is attached as an exhibit to this Annual Report.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the Securities Act), may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Item 11. Executive Compensation.

Executive Compensation Overview

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section provides an overview of the compensation awarded to and earned by each individual who served as our principal executive officer at any time during our years ended December 31, 2021 and 2020 and to our next two most highly compensated executive officers in respect of their service to our company for our years ended December 31, 2021 and 2020. We refer to these individuals as our named executive officers. Our named executive officers are:

•
Paul Peter Tak, M.D., Ph.D., FMedSci, our President and Chief Executive Officer;
•
Estuardo Aguilar-Cordova, M.D., Ph.D., our Founder, former Chief Scientific Officer and former Chief Executive Officer; and
•
John Canepa, our Chief Financial Officer.

Our executive compensation program is based on a pay-for-performance philosophy. Compensation for our executive officers is composed primarily of the following main components: base salary, bonus and equity incentives in the form of stock options. Our executive officers, like all full-time employees, are eligible to participate in our health and welfare benefit plans. As we complete our transition from a private company to a publicly traded company, we intend to evaluate our compensation values and philosophy and compensation plans and arrangements as circumstances require. At a minimum, we expect to review executive compensation annually with input from a compensation consultant. As part of this review process, we expect the board of directors and the compensation committee to apply our values and philosophy, while considering the compensation levels needed to ensure our executive compensation program remains competitive. We will also review whether we are meeting our retention objectives and the potential cost of replacing a key employee.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to and earned by our named executive officers for services rendered to us in all capacities during our years ended December 31, 2021 and 2020.

NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS (1)	STOCK AWARDS	OPTION AWARDS (2)	NON EQUITY INCENTIVE PLAN COMP ENSATION (3)	NON QUALIFIED DEFERRED COMP ENSATION ON EARNINGS	ALL OTHER COMP ENSATION (4)	TOTAL
Paul Peter Tak, M.D., Ph.D., FMedSci,	2021	$545,116	$85,000	$-	$-	$167,500	$-	$159,184	$956,800
President and Chief Executive Officer	2020	134,615	85,000	-	2,316,446	90,450	-	-	2,626,511
Estuardo Aguilar-Cordova, M.D., Ph.D.,	2021	520,192	-	-	-	-	-	6,194	526,386
Founder and Former Chief Executive Officer and Chief Scientific Officer (5)	2020	444,903	104,000	-	-	191,250	-	-	740,153
John Canepa	2021	370,000	-	-	-	74,000	-	5,123	449,123
Chief Financial Officer	2020	14,231	75,000	-	1,230,085	-	-	-	1,319,316

(1)

The amounts reported in this column reflect the $170,000 total sign-on bonus pursuant to Dr. Tak’s employment agreement with the Company, payable in four quarterly installments following September 12, 2020, a $104,000 discretionary bonus paid to Dr. Aguilar-Cordova for performance in 2020, and a $75,000 sign-on bonus paid to Mr. Canepa pursuant to his employment agreement with the Company.

(2)

The amounts reported in the “Option Awards” column reflects the aggregate grant date fair value of share-based compensation awarded during the indicated year computed in accordance with the provisions of Financial Accounting Standards Board ASC Topic 718. See Note 10 to our consolidated financial statements appearing elsewhere in this Annual Report regarding assumptions underlying the valuation of equity awards.

(3)	The amounts reported reflect annual bonuses earned based upon achievement of company and individual performance metrics. Amounts reflected are paid in the year subsequent to the performance year.

(4)	Other compensation consists of the following: (1) 401K employer match and (2) for Dr. Tak only, $152,638 of housing and travel benefits.

(5)	In February 2022, Dr. Aguilar-Cordova was removed from his position as Chief Scientific Officer of the Company.

Narrative to the Summary Compensation Table

Base Salary

Our named executive officers each receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Base salaries are reviewed annually, typically in connection with our annual performance review process, approved by our board of directors or the compensation committee, and may be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, and experience.

For the fiscal year ended December 31, 2021, the annual base salary for Dr. Aguilar-Cordova and Mr. Canepa were $500,000, and $370,000, respectively, and the annual base salary for Dr. Tak was $500,000 through August of 2021. In September 2021, Dr. Tak’s annual base salary was increased to $670,000.

Annual Bonus

For the fiscal year ended December 31, 2021, each of the named executive officers was eligible to earn an annual cash bonus based on the achievement of certain corporate and individual performance milestones. The target annual bonus for each of Dr. Tak, Dr. Aguilar-Cordova and Mr. Canepa for the fiscal year ended December 31, 2021 were 50%, 50% and 40% of annual base salary, respectively.

Equity Compensation

Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executive officers with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executive officers and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentives our executive officers to remain in our employment during the vesting period. Accordingly, our board of directors periodically reviews the equity incentive compensation of our executives, including our named executive officers, and from time to time may grant equity incentive awards to them in the form of stock options.

We typically grant stock option awards at the start of employment to each executive officer and our other employees as well as on an annual basis for retention purposes. We award our stock options on the date our board of directors or the CEO approves the grant. We set the option exercise price equal to the fair market value of our common stock on the date of grant.

401(k) Plan

We maintain a tax-qualified retirement plan (the 401(k) Plan) that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation subject to applicable annual Code limits. Employees’ pre-tax or Roth contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their contributions. Our 401(k) Plan is intended to be qualified under Section 401(a) of the Code with our 401(k) Plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to our 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from our 401(k) Plan.

Health and Welfare Benefits

All of our named executive officers are eligible to participate in our employee benefit plans, including our medical, dental and vision insurance plans, in each case on the same basis as all of our other full-time employees.

We believe the perquisites described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.

Rule 10b5-1 Sales Plans

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from the director or officer. The director or officer may amend or terminate the plan in some circumstances. Our directors and executive officers may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

Employment Arrangements and Severance Agreements with our Named Executive Officers

We have entered into employment agreements with each of our named executive officers.

Paul Peter Tak, M.D., Ph.D.

Effective September 12, 2020, we entered into an employment agreement with Dr. Tak, or the Tak Employment Agreement, for the position of President and Chief Executive Officer. The Tak Employment Agreement provides for an annual base salary and an annual bonus opportunity. Pursuant to the Tak Employment Agreement Dr. Tak’s annual base salary will increase to $670,000 per year effective on the first anniversary of the commencement of his employment if the Company has completed an underwritten public offering on or prior to such date. The Tak Employment Agreement provides for a signing bonus in the gross amount of $170,000, payable in four equal quarterly installments of $42,500 each, commencing on the first payroll date following the commencement of his employment and on each 3-month anniversary of employment following his start date, provided that he remains employed through each date of payment. Pursuant to the Tak Employment Agreement, Dr. Tak is eligible to receive a lump sum payment of $80,000 to assist with relocation to the Greater Boston Area if and when he relocates in 2022, subject to repayment if Dr. Tak terminates his employment other than for “good reason” or we terminate his employment for “cause” (as such terms are defined in the Tak Employment Agreement) within 12 months of receipt of the relocation assistance payment. Pursuant to the Tak Employment Agreement, we will reimburse Dr. Tak for reasonable costs related to travel to Massachusetts and temporary housing in Massachusetts, not to exceed $20,000, which amount will be grossed up in respect of any related taxes, reasonable legal fees related to obtaining a visa, reasonable fees for independent tax and accounting advise not to exceed $10,000 per year, and reasonable legal fees related to negotiation of his employment agreement, not to exceed $10,000. Dr. Tak is eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Pursuant to the Tak Employment Agreement, in the event that Dr. Tak’s employment is terminated by us without cause or by Dr. Tak for good reason outside of the 3 month period preceding and 12 month period following the first event constituting a change in control (such period, the “change in control period”), subject to the execution and effectiveness of a severance and release of claims agreement within 60 days of such termination, he will be entitled to receive (i) an amount equal to 12 months of base salary plus Dr. Tak’s target bonus for the then-current year, less any payments Dr. Tak receives pursuant to his restrictive covenants agreement with the Company, payable in installments over 12 months commencing within 60 days of termination, and (ii) subject to the Dr. Tak’s timely election to continue COBRA health coverage and copayment of premium amounts at the applicable active employees’ rate, we will continue to pay the share of the premiums that we would have paid to provide health insurance to Dr. Tak until the earlier of (A) 12 months following termination or (B) Dr. Tak’s eligibility for group medical plan benefits under any other employer’s group medical plan. In the event that such termination occurs during the change in control period, Dr. Tak will, subject to the execution and effectiveness of a general severance and release of claims agreement within 60 days of such termination, be entitled to receive (x) a lump sum payment equal to 1.5 times the sum of Dr. Tak’s then-current base salary (or base salary in effect immediately prior to the change in control, if higher), plus his target bonus for the then-current year (or his target bonus in effect immediately prior to the change in control, if higher), less any payments pursuant to Dr. Tak receives pursuant to his restrictive covenants agreement with the Company, and (y) the benefits set forth in clause (ii) of the preceding sentence but for a period of 18 months. In addition, pursuant to the Tak Employment

Agreement, all equity awards held by Dr. Tak that are subject to time based vesting will fully accelerate as of the earlier of the consummation of a “change in control” of the Company (as defined in the Tak Employment Agreement) or the termination of Dr. Tak’s employment by the Company without cause or by Dr. Tak for good reason. Furthermore, in the event of a change of control or Dr. Tak’s termination without cause or for good reason, Dr. Tak will have no less than 12 months to exercise vested, unexpired stock options.

Estuardo Aguilar-Cordova, M.D., Ph.D.

Effective November 13, 2018, we entered into an amended and restated employment agreement with Dr. Aguilar-Cordova, or the Estuardo Aguilar-Cordova Employment Agreement, for the position of President and Chief Executive Officer. Dr. Aguilar-Cordova subsequently transitioned to the role of our Chief Scientific Officer in September 2020 until February 2022. The Estuardo Aguilar-Cordova Employment Agreement provides for an annual base salary and an annual target bonus opportunity. Dr. Aguilar-Cordova is eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

The Estuardo Aguilar-Cordova Employment Agreement was terminated in February 2022. As Dr. Aguilar-Cordova’s employment was terminated by us without “cause” (as such term was defined in the Estuardo Aguilar-Cordova Employment Agreement), upon the execution and effectiveness of a severance and release of claims agreement, he received (i) 12 months of base salary continuation, and (ii) subject to Dr. Aguilar-Cordova’s timely election to continue COBRA health coverage, we will pay the premiums necessary to continue Dr. Aguilar-Cordova’s and his covered dependents’ health insurance coverage until the earlier of (A) 12 months following termination or (B) Dr. Aguilar-Cordova’s eligibility for group medical plan benefits under any other employer’s group medical plan.

John Canepa

Effective December 1, 2020, we entered into an employment agreement with Mr. Canepa, or the Canepa Employment Agreement, for the position of Chief Financial Officer. The Canepa Employment Agreement provides for an annual base salary and an annual target bonus opportunity. Pursuant to the Canepa Employment Agreement Mr. Canepa received a signing bonus in the gross amount of $75,000, which is subject to repayment if Mr. Canepa voluntarily terminates his employment with the Company or if the Company terminates his employment for reasons excluding redundancy, ill health or a transfer of the part of the business in which he works within 12 months of the commencement of his employment. Mr. Canepa is eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Pursuant to the Canepa Employment Agreement, in the event that Mr. Canepa’s employment is terminated by us without cause or by Mr. Canepa for good reason, subject to the execution and effectiveness of a severance and release of claims agreement within 60 days of such termination, he will be entitled to receive (i) an amount equal to nine months of base salary plus Mr. Canepa’s target bonus for the then-current year, less any payments Mr. Canepa receives pursuant to his restrictive covenants agreement with the Company, payable in installments over 9 months commencing within 60 days of termination, and (ii) subject to the Mr. Canepa’s timely election to continue COBRA health coverage and copayment of premium amounts at the applicable active employees’ rate, we will continue to pay the share of the premiums that we would have paid to provide health insurance to Mr. Canepa until the earlier of (A) nine months following termination or (B) Mr. Canepa’s eligibility for group medical plan benefits under any other employer’s group medical plan. Pursuant to the Canepa Employment Agreement, all equity awards held by Mr. Canepa that are subject to time based vesting will fully accelerate if Mr. Canepa’s employment is terminated by the Company without “cause” or by Mr. Canepa for “good reason” within one month prior to or 12 months following the consummation of a “change in control” (as such terms are defined in the Canepa Employment Agreement).

Outstanding Equity Awards

The following table sets forth information concerning outstanding equity awards held by our named executive officers as of December 31, 2021.

	Option Awards (1)
Name	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	EQUITY INCENTIVE PLAN AWARS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS(#)	OPTION EXERCISE PRICE	OPTION EXPIRATION DATE
Paul Peter Tak, M.D., Ph.D.	962,470	814,398 (2)	-	$1.55	10/10/2030
President and Chief Executive Officer	-	-	296,144 (3)	$1.55	10/10/2030
Estuardo Aguilar-Cordova, M.D., Ph.D. (4)	57,537	19,180 (5)	-	$1.46	11/12/2028
Founder and Former Chief Executive Officer and Chief Scientific Officer	-	-	76,717 (6)	$1.46	11/12/2028
	9,153	3,052 (7)	-	$1.46	8/17/2028
John Canepa	112,948	209,762 (8)	-	$1.55	12/15/2030
Chief Financial Officer

(1)	Each of the outstanding equity awards in the table above was granted pursuant to our 2015 Stock Plan, as amended, or the 2015 Plan
(2)

Represents stock option granted on October 10, 2020. The shares underlying this option vest as follows: 25% vested upon grant date, 25% vesting on the first anniversary of October 10, 2020, and the remainder vesting thereafter in 36 equal monthly installments

(3)	The shares underlying this option shall vest (if at all) if a specified stock price is obtained on or prior to September 12, 2023.
(4)	In February 2022, Dr. Aguilar-Cordova was removed from his position as Chief Scientific Officer of the Company and all of his stock options became fully vested.
(5)	Represents stock option granted on October 13, 2018. The shares underlying this option vest in four equal annual installments following October 13, 2018.
(6)	The shares underlying this option shall vest upon achievement of a specified clinical milestone on or prior to November 12, 2023.
(7)

Represents stock option granted on January 1, 2019. The shares underlying this option vest as follows: 25% upon grant date and the remainder vest in three equal annual installments following January 1, 2019.

(8)

Represents stock option granted on December 15, 2020. The shares underlying this option vest as follows: 35% vesting on the first anniversary of December 1, 2020, 35% vest in equal monthly installments over months 13 to 24 following December 1, 2020, 15% vest in equal monthly installments over months 25 to 36 following December 1, 2020, and 15% vest in equal monthly installments over months 37 to 48 following December 1, 2020.

Compensation Risk Assessment

We believe that although a portion of the compensation provided to our executive officers and other employees is performance-based, our executive compensation program does not encourage excessive or unnecessary risk taking.

This is primarily due to the fact that our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.

Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the year ended December 31, 2021. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2021. Dr. Tak, our President and Chief Executive Officer, and Dr. Aguilar-Cordova, our Founder and former Chief Executive Officer and Chief Scientific Officer, did not receive any additional compensation for their service as a member of our board of directors. Dr. Tak’s and Dr. Aguilar-Cordova’s compensation for service as an employee for year ended December 31, 2021 is presented in “Executive Compensation-Summary Compensation Table.” We reimburse non-employee members of our board of directors for reasonable travel and out-of-pocket expenses incurred in connection with attending board of directors and committee meetings.

Director Compensation Table - 2021

Name	FEES EARNED OR PAID IN CASH ($)	OPTION AWARDS ($) (1)	ALL OTHER COMPENSATION ($)	TOTAL ($)
Paul B. Manning	$16,667	$-	$-	$16,667
Edward J. Benz, Jr., M.D.	17,917	73,542	-	91,459
Carrie Cox	56,250	254,675	-	310,925
Shaan C. Gandhi, M.D., D.Phil (2)	-	-	-	-
Chris Martell	25,000	73,542	-	98,542
Udi Meirav, Ph.D.	17,708	73,542	-	91,250
Diem Nguyen, Ph.D. M.B.A.	14,583	157,865	-	172,448
Alan E Smith, Ph.D., FRS, CBE	16,667	73,542	-	90,209

(1)

Represents stock options granted in 2021. In accordance with SEC rules, these columns reflect the aggregate grant date fair value of the option awards granted during 2021 computed in accordance with Financial Accounting Standard Board ASC Topic 718 for stock-based compensation transactions.

(2)	Dr. Gandhi disclaimed director compensation in connection with service on our board of directors in accordance with the standard policy of Northpond Ventures.

Non-Employee Director Compensation Policy

Our board of directors has adopted a non-employee director compensation policy that is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. The fees paid to independent non-employee directors for service on our board of directors and for service on each committee of our board of directors on which the director is a member are set forth below:

Name	MEMBER ANNUAL FEE ($)	CHAIRMAN ADDITIONAL ANNUAL FEE ($)
Board of Directors (1)	$35,000	$30,000
Audit Committee	7,500	15,000
Compensation Committee	5,000	10,000
Nominating and Corporate Governance Committee	4,000	8,000

(1)	Dr. Gandhi disclaims director compensation in connection with service on our board of directors in accordance with the standard policy of Northpond Ventures.

In addition, each non-employee director elected or appointed to our board of directors will be granted an initial one-time non-qualified stock option to purchase 28,480 shares of our common stock, based on the current fair market value of our common stock, which shall vest in equal monthly installments over three years from the date of grant, subject to continued service through such vesting date(s). In addition, at the end of each year, each non-employee director, other than a director receiving an initial equity award, will be granted a non-qualified stock option to purchase 14,240 shares of our common stock, based on the then fair market value of our common stock, which will vest and become fully exercisable upon the earlier of (i) the first anniversary of the grant date or (ii) our next annual meeting of stockholders, subject to such director’s continued service as a director through such vesting date(s).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

The following table provides information relating to our equity compensation plans as of December 31, 2021. As of December 31, 2021, we had two equity compensation plans, our 2021 Stock Option and Incentive Plan and our Employee Stock Purchase Plan, which were approved by our Board of Directors and our stockholders.

	Number of securities to be issued upon exercise of outstanding Options, Warrants and Rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	4,783,333	2.34	1,878,997
Equity compensation plans not approved by stockholders	-	-	-
Total	4,783,333	2.34	1,878,997

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information known to us regarding beneficial ownership of our capital stock outstanding as of March 1, 2022 for:

•
each person, or group of affiliated persons, who is known by us to be the beneficial owner of five percent or more of our outstanding common stock;
•
each of our directors;
•
each of our named executive officers; and
•
all of our current directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities as well as any shares of common stock that the person has the right to acquire within 60 days of March 1, 2022 through the exercise of stock options or other rights. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Each individual or entity shown on the table has furnished information with respect to beneficial ownership. Except as otherwise indicated below, the address of each officer, director and five percent stockholder listed below is c/o Candel Therapeutics, Inc., 117 Kendrick St, Suite 450, Needham, Massachusetts 02494.

The percentage of beneficial ownership in the table below is based on 28,691,088 shares of common stock deemed to be outstanding as of March 1, 2022.

	Shares	Percentage
5% or Greater Shareholders:
Laura K. Aguilar (1)	6,339,579	22.0%
Northpond Ventures, LP (2)	1,685,326	5.9%
Entities Affiliated with FMR, LLC (3)	2,262,842	7.9%

Named Executive Officers and Directors:
Paul Peter Tak, M.D., Ph.D. FMedSci (4)	1,088,476	3.8%
Paul B. Manning (5)	4,073,316	14.2%
Alan E Smith, Ph.D., FRS, CBE (6)	69,164	*
Chris Martell (7)	724,576	2.5%
Diem Nguyen, Ph.D. M.B.A. (8)	17,120	*
Edward J. Benz, Jr., M.D. (9)	69,164	*
Estuardo Aguilar-Cordova, M.D., inf., Ph.D. (10)	6,339,579	22.0%
Shaan C. Gandhi, M.D., D.Phil	-
Udi Meirav, Ph.D. (11)	164,773	*
Francesca Barone, M.D., Ph.D. (12)	19,185	*
Nathan Caffo (13)	123,223	*
John Canepa (14)	161,485	*
Susan Stewart (15)	10,442	*
All Executive Officers and Directors as a group (13 persons) (16)	12,860,503	44.8%

* Less than one percent.

(1)

Consists of (i) 931,039 shares of common stock, of which 898,640 shares of common stock are held solely by Dr. Aguilar, and 32,399 shares of common stock are held jointly with her spouse, Estuardo Aguilar-Cordova, M.D., inf., Ph.D., (ii) 2,013,100 shares held for the benefit of Dr. Aguilar by the Laura K. Aguilar 2020 Irrevocable Trust, (iii) 171,335 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2022, and (iv) 3,224,105 shares deemed to be beneficially owned by her spouse, of which 983,524 shares of common stock are held solely by her spouse, 2,074,942 shares are held for the benefit of her spouse by the Estuardo Aguilar-Cordova 2020 Irrevocable Trust and 165,639 shares of common stock are issuable upon the exercise of options exercisable within 60 days after March 1, 2022. Laura shares voting and investment power over the securities held by her spouse.

(2)

Consists of 1,685,768 shares of our common stock issued upon conversion of our Series C Preferred Stock held by Northpond Ventures, LP (“Northpond”). Northpond LP is managed by Northpond Ventures GP, LLC (“Northpond LLC”) and Northpond LLC may be deemed to beneficially own such shares. Michael Rubin is the managing member of Northpond LLC and may also be deemed to beneficially own such shares. The business address for each person and entity named in this footnote is 7500 Old Georgetown Rd, Suite 850, Bethesda, MD 20814.

(3)

Based solely on information contained in the most recently filed Schedule 13G of FMR LLC filed with the SEC on February 9, 2022, reflecting beneficial ownership as of December 31, 2021. According to this Schedule 13G, FMR LLC and its Chairman, Abigail P. Johnson, reported the beneficial ownership of 2,262,842 shares on behalf of Fidelity Management & Research Company LLC, , a wholly owned subsidiary of FMR LLC and a registered investment adviser, and had no sole voting power these shares, no shared voting power, sole dispositive power for 2,262,842 of these shares and no shared dispositive power. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210

(4)	Consists of 25,000 shares of common stock and 1,063,476 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2022.

(5)

Consists of (i) 1,681,000 shares of common stock held by Paul and Diane Manning, JTWROS; (ii) 642,406 shares of the Issuer’s common stock held by The Paul B. Manning Revocable Trust dated May 10, 2000; (iii) 642,406 shares of common stock issuable upon the exercise of a warrant within 60 days of December 31, 2021 held by The Paul B. Manning Revocable Trust dated May 10, 2000; (iv) 553,752 shares of the Issuer’s common stock held by BKB Growth Investments, LLC; and (v) 553,752 shares of common stock issuable upon the exercise of a warrant within 60 days of December 31, 2021 held by BKB Growth Investments, LLC. Mr. Manning is a co-manager of Tiger Lily Capital, LLC, the manager of BKB, and has shared voting and investment power with respect to the shares held by BKB.

(6)	Consists of 32,548 shares of common stock and 36,616 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2022.

(7)

Consists of (i) 32,548 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2022, (ii) 283,514 shares of common stock held by GTAM1 2012 ADV LLC, of which Mr. Martell serves as Manager, (iii) 283,514 warrants held by GTAM1 2012 Trust, of which Mr. Martell serves as trustee but is not a beneficiary, and (iv) 125,000 shares of common stock held by GTAM1 2012 Trust. Mr. Martell disclaims beneficial ownership over all of these interests, except for his beneficial ownership in the 32,548 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2022.

(8)	Consists of 10,000 shares of common stock and 7,120 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2022.

(9)	Consists of 69,164 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2022.

(10)

Consists of (i) 1,015,923 shares of common stock, of which 983,524 shares of common stock are held solely by Dr. Aguilar-Cordova, and 32,399 shares of common stock are held jointly with his spouse, Laura K. Aguilar, M.D., Ph.D., (ii) 2,074,942 shares held for the benefit of Dr. Aguilar-Cordova by the Estuardo Aguilar-Cordova 2020 Irrevocable Trust (iii) 165,639 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2022, and (iv) 3,083,075 shares deemed to be beneficially owned by his spouse, of which 898,640 shares of common stock are held solely by his spouse, 2,013,100 shares are held for the benefit of his spouse by the Laura K. Aguilar 2020 Irrevocable Trust and 171,335 shares of common stock are issuable upon the exercise of options exercisable within 60 days after March 1, 2022. Dr. Aguilar-Cordova shares voting and investment power over the securities held by his spouse.

(11)	Consists of 48,822 shares of common stock and 115,951 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2022.

(12)	Consists of 1,500 shares of common stock and 17,685 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2022.

(13)	Consists of 6,000 shares of common stock and 117,223 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2022.

(14)	Consists of 10,125 shares of common stock and 151,360 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2022.

(15)	Consists of 10,442 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2022.

(16)

Consists of (i) 7,706,690 shares common stock, (ii) options to purchase 1,854,989 shares of common stock exercisable within 60 days of March 1, 2022 and (iii) warrants to purchase 283,514 shares of common stock exercisable within 60 days of March 1, 2022, held by thirteen executive officers and directors, and entities affiliated with such executive officers and directors, as described in notes (4) through (15) above.

Communications with the Board of Directors

Stockholders who want to communicate with members of the Board, including the independent directors, individually or as a group, should address their communications to the Board, the Board members or the Board committee, as the case may be, and send them by mail to c/o Candel Therapeutics, Inc., 117 Kendrick St, Suite 450, Needham, Massachusetts 02494. The Chair of the Audit Committee will forward all such communications directly to such Board members. Any such communications may be made on an anonymous and confidential basis.

A copy of any such written communication may also be forwarded to the Company’s legal counsel and a copy of such communication may be retained for a reasonable period of time. The director may discuss the matter with the Company’s legal counsel, with independent advisors, with non-management directors, or with the Company’s management, or may take other action or no action as the director determines in good faith, using reasonable judgment, and applying his or her own discretion.

The Audit Committee oversees the procedures for the receipt, retention, and treatment of complaints received by the Company regarding accounting, internal accounting controls, or audit matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting, internal accounting controls or auditing matters. The Company has also established a toll-free telephone number for the reporting of such activity, which is 855-590-2335.

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance committee, each of which operates pursuant to a charter adopted by our Board of Directors. We believe that the composition and functioning of all of our committees will comply with the applicable requirements of Nasdaq, the Sarbanes-Oxley Act of 2002 and SEC rules and regulations that will be applicable to us. We intend to comply with future requirements to the extent they become applicable to us.

The full text of our Audit Committee charter, Compensation Committee charter, and Nominating and Corporate Governance charter are posted on the investor relations portion of our website at www.candeltx.com. We do not incorporate the information contained on, or accessible through, our corporate website into this Annual Report, and you should not consider it a part of this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions or series of transactions since January 1, 2021 to which we were or will be a party, in which:

•
the amount involved in the transaction exceeds, or will exceed, $120,000 (or, if less, 1% of the average of our total assets amounts at December 31, 2019 and 2020); and
•
in which any of our executive officers, directors or holder of five percent or more of any class of our capital stock, including their immediate family members or affiliated entities, had or will have a direct or indirect material interest.

Compensation arrangements for our named executive officers and our directors are described elsewhere in this Annual Report under “Director Compensation” and “Executive Compensation.”

All amounts in thousands unless otherwise noted.

Participation in our Initial Public Offering

Certain of our directors, executive officers and our 5% stockholders purchased shares of our common stock in our IPO at the initial public offering price. The following table sets forth the number of shares of our common stock purchased by directors, executive officers and 5% stockholders and their affiliates and the aggregate purchase price paid for such shares.

	Shares of Common Stock Purchased	Aggregate Cash Purchase Price
Nathan Caffo	6,000	$48,000
John Canepa	10,125	$81,000
Paul Peter Tak, M.D., Ph.D., FMedSci	25,000	$200,000
Diem Nguyen, Ph.D., M.B.A.	10,000	$80,000
GTAM1 2012 LLC (1)	125,000	$1,000,000
Paul B. Manning	1,625,000	$13,000,000

(1) GTAM1 2012 LLC is wholly owned by a trust for which Christopher Martell serves as trustee

Amended and Restated Investors’ Rights Agreement

We are a party to an amended and restated investors’ rights agreement, or the Investors’ Rights Agreement, dated as of March 19, 2020, with certain of our stockholders, including principal stockholders and their affiliates. The Investors’ Rights Agreement provides these holders the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing.

Employment Agreements

We have entered into employment agreements with certain of our executive officers. See “Item 11-Executive Compensation-Employment Arrangements and Severance Agreements with our Named Executive Officers.”

Equity Grants

We have granted stock options to certain of our executive officers and members of our board of directors. See “Item 11-Executive Compensation.”

Indemnification Agreements

As permitted by Delaware law, provisions in our amended and restated certificate of incorporation and amended and restated bylaws limit or eliminate the personal liability of directors for a breach of their fiduciary duty of care as a director. In addition, we have entered into indemnification agreements with each of our executive officers and the members of our board of directors which may require us to indemnify them. See “Item 11-Executive Compensation-Limitations on Liability and Indemnification”

Policies for Approval of Related Party Transactions

Our board of directors reviews and approves transactions with directors, officers and holders of 5% or more of our voting securities and their affiliates, each a related party. Prior to our initial public offering, the material facts as to the related party’s relationship or interest in the transaction were disclosed to our board of directors prior to their consideration of such transaction, and the transaction was not considered approved by our board of directors unless a majority of the directors who are not interested in the transaction approved the transaction. Further, when stockholders were entitled to vote on a transaction with a related party, the material facts of the related party’s relationship or interest in the transaction were disclosed to the stockholders, who must have approved the transaction in good faith.

In connection with our initial public offering, our board of directors adopted a written related party transactions policy. Pursuant to this policy, the audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person will be defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members.

Director Independence

Under the Nasdaq listing rules, independent directors must comprise a majority of a listed company’s board of directors within twelve months from the date of listing. In addition, the Nasdaq listing rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent within twelve months from the date of listing. Audit committee members must also satisfy additional independence criteria, including those set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the Exchange Act), and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under Nasdaq listing rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries, other than compensation for board service; or (2) be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board of directors must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Director Affiliations

Some of our directors are affiliated with and serve on the board of directors as representatives of entities which beneficially own or owned 5% or more of our common stock, as indicated below:

Name	Principal Stockholder
Paul B. Manning	PBM Capital
Shaan C. Gandhi, M.D., D.Phil	Northpond Ventures, L.P.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is KPMG LLP, McLean, Virginia, PCAOB Auditor ID: 185. The Audit Committee has selected KPMG LLP as our independent registered public accounting firm for the years ended December 31, 2021 and 2020. In addition to retaining KPMG LLP to audit our consolidated financial statements for years ended December 31, 2021 and 2020, we may engage the firm from time to time during the year to perform other services.

The following table sets forth the aggregate fees billed by KPMG LLP in connection with services rendered during the last two fiscal years.

	For the Year Ended
	2021	2020
Audit fees	$918,292	$310,000
	$918,292	$310,000

Audit Fees consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements included in quarterly reports, services rendered in connection with SEC registration statements, including the IPO, and services that are normally provided by KPMG LLP, such as comfort letters, in connection with statutory and regulatory filings or engagements.

In fiscal 2021 and 2020, no services other than those discussed above were provided by KPMG LLP.

The Audit Committee has adopted a policy requiring pre-approval of all audit and non-audit related services to be performed by the Company’s independent auditor regardless of amount. These services may include audit services, audit-related services, tax services and other related services. KPMG LLP and management are required to periodically report to the Audit Committee regarding the extent of services provided by KPMG LLP in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee annually evaluates the qualifications, performance and independence of the Company’s independent registered public accounting firm. It selected KPMG as the Company’s independent registered public accounting firm for 2021. This selection was subsequently approved by the Board . The Audit Committee has reviewed and discussed with management and with KPMG the Company’s audited consolidated financial statements for the year ended December 31, 2021. In addition, the Audit Committee has discussed with KPMG the matters that independent registered public accounting firms must communicate to audit committees under applicable PCAOB standards.

The Audit Committee has also discussed and confirmed with KPMG its independence from the Company and received all written disclosures and correspondence required by the PCAOB Ethics and Independence requirement s. The Audit Committee has evaluated and concluded the non-audit services provided by KPMG to the Company do not impair KPMG’s independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to our Board that the audited consolidated financial statements for the year ended December 31, 2021 and the related footnotes be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Candel Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2021)

3.2	Amended and Restated Bylaws of Candel Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2021)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)
4.2*	Description of Securities
4.3	Investors’ Rights Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on June 25, 2021)
4.4

Form of November 2018 Unconditional Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

4.5

Form of November 2018 Conditional Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

4.6

Form of Warrant to Purchase Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on June 25, 2021)

10.1#

2015 Stock Plan, as amended, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.2#

2021 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.3#

Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.4#	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)
10.5.1#

Employment Agreement by and between Advantagene, Inc. d/b/a Candel Therapeutics and Paul Peter Tak, M.D., Ph.D. dated September 12, 2020 (incorporated by reference to Exhibit 10.5.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.5.2#

Amended and Restated Employment Agreement by and between Advantagene, Inc. and Estuardo Aguilar-Cordova dated November 13, 2018 (incorporated by reference to Exhibit 10.5.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.5.3#

Amended and Restated Employment Agreement by and between Advantagene, Inc. and Laura Aguilar, M.D., Ph.D. dated November 13, 2018 (incorporated by reference to Exhibit 10.5.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.5.4#

Employment Agreement by and between Advantagene, Inc. d/b/a Candel Therapeutics and John Canepa dated December 1, 2020 (incorporated by reference to Exhibit 10.5.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.5.5#

Employment Agreement by and between Advantagene, Inc. d/b/a Candel Therapeutics and Nathan Caffo dated September 24, 2020 (incorporated by reference to Exhibit 10.5.5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.6#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.7

Exclusive License Agreement by and between Advantagene, Inc. and Ventagen, LLC dated March 1, 2014 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.8

Exclusive License Agreement by and between Advantagene, Inc., d/b/a Candel Therapeutics and Periphagen, Inc. dated December 9, 2019 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.9

Exclusive Patent License Agreement by and between Advantagene, Inc. and Mass General Brigham (formerly known as The Brigham and Women’s Hospital, Inc.) dated September 15, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.10

Lease of Premises at 117 Kendrick Street, Needham, Massachusetts by and between 117 Kendrick DE, LLC and the Registrant dated as of February 4, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.11*	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated February 24, 2022
10.12#*	Employment Agreement by and between Candel Therapeutics and Francesca Barone dated February 3, 2022
10.13#*	Consulting Agreement by and between Candel Therapeutics, Inc. and Susan Stewart dated October 19, 2021.
21.1*	List of Subsidiary
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Annual Report on form 10-K and will not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

# Indicates a management contract or any compensatory plan, contract or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 29, 2022	By:	/s/ Paul Peter Tak
Paul Peter Tak, M.D., Ph.D., FMedSci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul Peter Tak	President and Chief Executive Officer (Principal Executive Officer)	March 29, 2022
Paul Peter Tak, M.D., Ph.D. FMedSci

/s/ John Canepa	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2022
John Canepa

/s/ Paul B Manning	Chairman	March 29, 2022
Paul B Manning

/s/ Edward J. Benz Jr.	Director	March 29, 2022
Edward J. Benz, Jr, M.D.

/s/ Chris Martell	Director	March 29, 2022
Chris Martell

/s/ Udi Meirav	Director	March 29, 2022
Udi Meirav, Ph.D.

/s/ Alan E. Smith	Director	March 29, 2022
Alan E. Smith, Ph.D., FRS, CBE

/s/ Estuardo Aguilar-Cordova	Director	March 29, 2022
Estuardo Aguilar-Cordova, M.D. Ph.D.

/s/ Shaan C. Gandhi	Director	March 29, 2022
Shaan C. Gandhi, M.D., D. Phil
/s/ Diem Nguyen	Director	March 29, 2022
Diem Nguyen, Ph.D., MBA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Candel Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Candel Therapeutics, Inc and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019

McLean, Virginia

March 29, 2022

Candel Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	DECEMBER 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$82,642	$35,053
Prepaid expenses and other current assets	2,303	93
Total current assets	84,945	35,146
Fixed assets, net	3,836	2,787
Other long-term assets	424	349
Total assets	$89,205	$38,282
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,590	$921
Accrued expenses	3,438	3,142
Paycheck protection program loan	—	463
Other current liabilities	334	187
Total current liabilities	5,362	4,713
Deferred revenue	—	125
Long-term debt	560	483
Deferred rent	894	632
Warrant liability	18,252	6,831
Total liabilities	25,068	12,784
Commitments and contingencies (Note 14)
Convertible preferred stock:
Series B convertible preferred stock, $0.01 par value; 0 and 11,155,506 shares authorized, issued and outstanding at December 31, 2021 and 2020, respectively.	—	26,560
Series C convertible preferred stock, $0.01 par value; 0 and 6,032,170 shares authorized, issued and outstanding at December 31, 2021 and 2020, respectively.	—	22,500
Stockholders’ deficit:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at December 31, 2021, no shares issued or outstanding at December 31, 2021	—	—
Common stock, $0.01 par value; 150,000,000 and 75,000,000 shares authorized at December 31, 2021 and 2020, respectively, shares issued and outstanding 28,689,842 and 11,635,094 at December 31, 2021 and 2020, respectively.	286	116
Additional paid-in capital	144,146	20,493
Accumulated deficit	(80,295)	(44,171)
Total stockholders’ equity (deficit)	64,137	(23,562)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$89,205	$38,282

The accompanying notes are an integral part of these consolidated financial statements.

Candel Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	YEAR ENDED DECEMBER 31,
	2021	2020
Research and development service revenue, related party	$125	$125
Operating expenses:
Research and development	15,178	8,754
General and administrative	10,673	5,181
Total operating expenses	25,851	13,935
Loss from operations	(25,726)	(13,810)
Other income (expense):
Grant income	1,076	624
Interest, dividend and investment income (expense), net	(53)	111
Change in fair value of warrant liability	(11,421)	(4,605)
Total other income (expense), net	(10,398)	(3,870)
Net loss	$(36,124)	$(17,680)
Other comprehensive gain:
Unrealized gain on available-for-sale securities	—	19
Comprehensive loss	$(36,124)	$(17,661)
Net loss per share attributable to common stockholders, basic and diluted	(1.91)	(1.52)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	18,873,048	11,615,208

The accompanying notes are an integral part of these consolidated financial statements.

Candel Thrapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share amounts)

	SERIES B CONVERTIBLE PREFERRED STOCK		SERIES C CONVERTIBLE PREFERRED STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY (DEFICIT)
Balance as of December 31, 2019	11,155,506	$26,560	6,032,170	$22,500	11,613,735	$116	$18,356	$(19)	$(26,491)	$(8,038)
Options exercised	—	—	—	—	21,359	—	30	—	—	30
Stock-based compensation	—	—	—	—	—	—	1,412	—	—	1,412
Increase in fair value of NC Ohio Trust Warrants	—	—	—	—	—	—	695	—	—	695
Recognition of unrealized loss on marketable securities	—	—	—	—	—	—	—	19	—	19
Net loss	—	—	—	—	—	—	—	—	(17,680)	(17,680)
Balance as of December 31, 2020	11,155,506	$26,560	6,032,170	$22,500	11,635,094	$116	$20,493	$—	$(44,171)	$(23,562)
Options exercised	—	—	—	—	24,410	—	35	—	—	35
Warrants exercised	—	—	—	—	75,946	1	429	—	—	430
Stock-based compensation	—	—	—	—	—	—	2,588	—	—	2,588
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	—	—	375	—	—	375
Conversion of Series B Preferred Stock to Common Stock	(11,155,506)	(26,560)	—	—	4,538,578	45	26,515	—	—	26,560
Conversion of Series C Preferred Stock to Common Stock	—	—	(6,032,170)	(22,500)	2,527,820	25	22,475	—	—	22,500
Proceeds from IPO, net	—	—	—	—	9,887,994	99	71,236	—	—	71,335
Net loss	—	—	—	—	—	—	—	—	(36,124)	(36,124)
Balance as of December 31, 2021	—	$—	—	$—	28,689,842	$286	$144,146	$—	$(80,295)	$64,137

The accompanying notes are an integral part of these consolidated financial statements.

Candel Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

	YEAR ENDED DECEMBER 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(36,124)	$(17,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	232	91
Impairment on manufacturing equipment	553	—
Non-cash stock compensation expense	2,963	2,107
Non-cash interest expense	76	32
Change in fair value of warrant liability	11,421	4,605
PPP loan forgiveness	(463)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,210)	60
Other long term assets	83	(83)
Accounts payable	669	289
Accrued expenses	297	1,512
Deferred revenue	(125)	(125)
Deferred rent	410	121
Net cash used in operating activities	(22,218)	(9,071)
Cash Flows from Investing Activities:
Purchase of available-for-sale securities	—	(6)
Proceeds from maturities and sales of available-for-sale securities	—	39,937
Purchase of fixed assets	(1,835)	(1,476)
Net cash provided by (used in) investing activities	(1,835)	38,455
Cash Flows from Financing Activities:
Proceeds from IPO	71,335	—
Proceeds from paycheck protection program loan	—	460
Proceeds from warrant exercises	430	—
Proceeds from option exercises	35	30
Net cash provided by financing activities	71,800	490
Net increase in cash	47,747	29,874
Cash, cash equivalents and restricted cash at beginning of period	35,319	5,445
Cash, cash equivalents and restricted cash at end of period	$83,066	$35,319
Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes	$29	$93
Capital expenditures in accounts payable and accrued expenses	$—	$977

The accompanying notes are an integral part of these consolidated financial statements.

Candel Therapeutics, Inc.

Notes to financial statements

(Amounts in thousands, except share and per share amounts)

1. Organization and basis of presentation

Candel Therapeutics, Inc., formerly known as Advantagene, Inc. (the “Company”) is a late clinical stage biotechnology company that was incorporated in Delaware in June 2003. On November 30, 2020, the Company changed its name to Candel Therapeutics, Inc. The Company is focused on helping patients fight cancer with oncolytic viral immunotherapies. The Company’s engineered viruses are designed to induce immunogenic cell death through direct viral – mediated cytotoxicity in cancer cells, thus releasing tumor neo-antigens and creating a pro-inflammatory microenvironment at the site of injection. The Company has established two oncolytic viral immunotherapy platforms and our two product candidates, CAN-2409 and CAN-3110, are in clinical trials for a number of tumor types.

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

The Company has funded its operations primarily with proceeds from the sale of its capital stock and convertible notes. The Company has incurred recurring losses since its inception, including a net loss of $36,124 and $17,680 for the years ended December 31, 2021, and 2020, respectively. In addition, as of December 31, 2021, the Company had an accumulated deficit of $80,295. The Company expects to continue to generate operating losses for the foreseeable future. On July 29, 2021, the Company completed its initial public offering of common stock, or the IPO, at which time the Company issued 9,000,000 shares of its common stock at a price to the public of $8.00 per share, and on August 13, 2021, the Company issued an additional 887,994 common shares at $8.00 per share as a partial exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds to the Company of $71,335, after deducting underwriting discounts and commissions and offering expenses. Upon closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 7,066,398 shares of common stock.

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

Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

2. Summary of significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (FASB). The FASB sets GAAP that the Company follows to ensure its financial condition, results of operations, and cash flows are consistently reported. References to GAAP issued by the FASB in these notes to the financial statements are to the FASB Accounting Standards Codification (ASC).

Principles of consolidation

The consolidated financial statements include the accounts of Candel Therapeutics, Inc. and its wholly owned subsidiary Candel Therapeutics Securities Corporation. All intercompany transactions and balances have been eliminated.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company and the Company's chief operating decision maker, the Company's chief executive officer, views the Company's operations and manages its business as a single operating segment. The Company only operates in the United States.

Emerging growth company

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (Jobs Act). Under the Jobs Act emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the Jobs Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the Jobs Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company’s management evaluates its estimates, which include but are not limited to management’s judgments of accrued expenses, valuation of share-based awards, valuations of warrants, fair value of debt and income taxes. Actual results could differ from those estimates.

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

Comprehensive income (loss)

Components of comprehensive income or loss, including net income or loss, are reported in the consolidated financial statements in the period in which they are recognized. Other comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events. For the period presented, the Company had no elements of other comprehensive loss other than its net loss and unrealized gain on marketable securities.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original final maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents comprise marketable securities with maturities of less than 90 days when purchased. Cash equivalents are reported at fair value.

Restricted cash

The Company has $424 and $266 of restricted cash as of December 31, 2021 and 2020, respectively, which represents cash held in a restricted bank account under the terms of the Company’s Needham, Massachusetts facility lease and as security for the Company credit card.

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

The carrying values of cash and cash equivalents, accounts payable, accrued expenses and Paycheck protection plan loan approximate their fair values due to the short-term nature of these assets and liabilities. The Company’s warrant liability is carried at fair value and is classified as Level 3 measurements (see Note 4). The carrying value of the Company's long-term debt assumed from the Periphagen transaction is classified as Level 3 (See Note 3 and 4).

Property and equipment

Property and equipment consist of networking and computer equipment, furniture and fixtures and leasehold improvements. Property and equipment are recorded at cost, and depreciated using the straight-line method over the estimated useful lives of the respective assets:

ASSET	ESTIMATED USEFUL LIFE
Networking and computer equipment	5 years
Laboratory equipment	5 years
Manufacturing equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the useful life or remaining lease term

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

Impairment of long-lived assets

Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. Long-lived assets consist of fixed assets.

In the fourth quarter of 2021, the Company recorded an impairment charge of approximately $553 related to manufacturing equipment that the Company has determined that it does not plan to use for its intended use and recorded a reserve to reduce the carrying value to its estimated realizable value. The Company has not recorded any other impairment losses on such long-lived assets.

Revenue recognition

The Company applies Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, (ASC 606). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and then assesses whether or not each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Patent costs

All patent-related costs incurred in connection with preparing, filing, maintaining and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified in general and administrative expenses.

Stock-based compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all share-based payments to employees and directors to be recognized as expense in the consolidated statements of operations and comprehensive loss based on their grant date fair values. In addition, in accordance with FASB Accounting Standards Update (ASU) 2016-09 which identifies areas for simplification of several areas of share-based payment transactions, the Company treats non-employee grants the same as employee grants. The Company estimates the fair value of options granted using the Black-Scholes option pricing model for stock option grants to both employees and non-employees. The Company believes the fair value of the stock options granted to non-employees is more reliably determinable than the fair value of the services provided.

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to a lack of company-specific historical and implied volatility data, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company, including stage of product development and life science industry focus. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. For options granted to non-employees, the Company utilizes the contractual term of the share-based payment as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

There are significant judgments and estimates inherent in the determination of the fair value of the Company’s common stock prior to the IPO. These estimates and assumptions included a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to its common stock at the time of, and the likelihood of, achieving a liquidity event, such as an initial public offering or sale.

The Company expenses the fair value of its share-based compensation awards to employees and non-employees on a straight-line basis over the requisite service period, which is generally the vesting period.

Government grants

The Company has applied for grants for the reimbursement of expenditures with the National Institutes of Health for certain qualified operating expenditures. The Company recognizes government grants when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received.

Government grants for research and development efforts are recorded as grant income and classified in other income in the statements of operations and comprehensive loss. The Company recognized government grants of $1,076 and $624 for the years ended December 31, 2021 and 2020, respectively, as a component of other income/(expense), net in the consolidated statements of operations and comprehensive loss.

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC Topic 740, Income Taxes (ASC 740) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At December 31, 2021 and 2020, the Company has concluded that a full valuation allowance is necessary for its deferred tax assets (see Note 11).

The Company accounts for uncertainty in income taxes, by applying the two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax is then assessed as the amount of benefit to be recognized in the consolidated financial statements. The amount of benefits, that may be used, are the largest amounts that have a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2021 and 2020 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

The Company’s convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses will not be allocated to such participating securities. In periods where the Company reported a net loss attributable to common stockholders, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2021 and 2020.

Recently adopted accounting standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020 for public companies. The standard was adopted by the Company on January 1, 2021. The Company’s adoption of ASU 2019-12 as of January 1, 2021 did not have an impact on the Company’s financial statements and related disclosures.

Recently issued accounting standards

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2021. The Company has substantially completed its assessment of the impact ASU 2016-02 will have on its financial position, results of operations, and related footnotes. The Company expects it will elect to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company expects it will make an accounting policy election to keep leases with an initial term of 12 months or less off of its balance sheet. Based on the Company’s initial assessment, this standard will only require capitalization of the lease for its corporate headquarters at 117 Kendrick Street, Needham, Massachusetts. Upon adoption of the standard, the Company expects to record a right of use asset and lease liability of approximately $1,300 and $2,400 respectively on its consolidated balance sheets. The company expects the impact to its consolidated statements of operations and comprehensive loss to be immaterial.

In November 2021, the FASB issued ASU 2021-10 which created Topic 832, Government Assistance, which requires business entities to disclose information about certain government assistance they receive. The ASU requires qualitative and quantitative disclosures around the nature of transactions and related accounting policy used, the line items on the balance sheet and income statement that are affected, and the significant terms and conditions of the transactions. The ASU is effective for fiscal years beginning after December 15, 2021. Based on the Company's initial assessment, the historical disclosure already meets the requirements of the new standard. Upon adoption, the Company will finalize its assessment and update any applicable disclosure as necessary.

3. Fair value of financial assets and liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2021 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Long-term debt	$—	$—	$560	$560
Warrant liability	—	—	18,252	18,252
Total	$—	$—	$18,812	$18,812

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2020 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Long-term debt	$—	$—	$483	$483
Warrant liability	—	—	6,831	6,831
Total	$—	$—	$7,314	$7,314

Valuation of long-term debt

The Company’s valuation technique used to measure the fair value of the long-term debt assumed as part of an asset acquisition (see Note 7) was a present value calculation based upon a credit rating estimated for the Company at the time the debt was assumed. The determined credit rating used by the company was CCC based upon the financial position and stage of the Company. The estimated rate was 15.83% for an unsecured note due in November 2027 for a

CCC rated company. The fair value of the long-term debt based on this approach plus the accrued interest represents a Level 3 measurement within the fair value hierarchy.

Valuation of warrant liability

In connection with the Series B Convertible Preferred Stock issuance, the Company issued warrants to purchase shares of common stock of which certain warrants are shown as a liability on the balance sheet, see Note 9. The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the warrant liability uses various valuation methods, including the Monte Carlo method, the option-pricing method, probability-weighted expected return and the hybrid method, all of which incorporate assumptions and estimates, to value the common stock warrants. The hybrid method is often used when a company is expecting a liquidity event in the near future and is a combination of the option-pricing and probability-weighted expected return methods. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares of common stock prior to the IPO, risk-free interest rate, expected dividend yield, expected volatility of the price of the underlying preferred stock, and the remaining contractual term of the warrants. The most significant assumption in the model impacting the fair value of the common stock warrants is the fair value of the Company’s common stock as of each remeasurement date. Prior to the IPO, the Company determined the fair value per share of the underlying common stock by taking into consideration the most recent sales of preferred stock, results obtained from third-party valuations and additional factors that are deemed relevant.

The following table provides a roll forward of the aggregate fair values of the Company’s liabilities, for which fair value is determined by Level 3 inputs:

	SERIES B WARRANT LIABILITY	PROMISSORY NOTE
Balance at January 1, 2020	$2,226	$420
Change in fair value	4,605	63
Balance at December 31, 2020	$6,831	$483
Change in fair value	11,421	77
Balance at December 31, 2021	$18,252	$560

4. Fixed assets, net

Fixed assets, net consisted of the following:

	DECEMBER 31,
	2021	2020
Construction in progress	$—	$1,216
Laboratory equipment	77	24
Manufacturing equipment	933	1,213
Furniture and fixtures	112	112
Networking and computer equipment	72	47
Leasehold improvements	2,994	309
Total fixed assets	$4,188	$2,921
Less accumulated depreciation	(352)	(134)
Fixed assets, net	$3,836	$2,787

Depreciation and amortization expense related to the fixed assets was $232 and $91 for the years ended December 31, 2021 and 2020, respectively.

5. Accrued expenses

Accrued expenses consisted of the following:

	DECEMBER 31,
	2021	2020
Payroll and employee related expenses	$2,096	$1,198
Third-party research and development expenses	632	1,299
Professional fees and other	710	645
	$3,438	$3,142

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

On April 28, 2020, the Company, as obligor, entered into a promissory note evidencing an unsecured loan in the approximate amount of $460 under the PPP pursuant to the CARES Act. The note matures two years after the date of the loan disbursement and bears interest at a fixed annual rate of 1.00%, with the first six months of principal and interest deferred. Under the terms of the CARES Act, as amended by the Flexibility Act, and the PPP, the Company can apply for and be granted forgiveness for all or a portion of the loan issued under the PPP and the loan is expected to be forgiven to the extent the proceeds are used in accordance with the PPP to cover payroll, mortgage interest, rent, and utility costs incurred by the Company over the 24-week period following the loan disbursement date. In April 2021, the loan of $460 was forgiven and has been recorded as a component of grant income in the consolidated statements of operations and comprehensive loss.

7. Long-Term Debt

On December 9, 2019, the Company entered into a series of asset purchase agreements with Periphagen, Inc., a biopharmaceutical company focused on the development of gene therapy vectors. Under the terms of the asset purchase agreements, the Company assumed a $1,000 promissory note bearing a contractual interest rate of 2% compounded annually, with the outstanding balance and accrued interest due upon maturity in November 2027, with no interim installments due. The estimated market rate for the Company for an unsecured loan with a maturity in November 2027 was determined to be 15.83%. Although the Company does not have a public credit rating, management estimates a CCC credit rating based on the Company’s financial position and stage of development. Using the commensurate rate for a CCC rated company and based on the amount due at maturity, the present value of the future cash outflow was determined to be $417 at the transaction date. As of December 31, 2021, the present value of future cash flows outflows is $560.

8. Capital stock

Convertible preferred stock

As of December 31, 2020, the Company had authorized 17,187,676 shares of Preferred Stock (the Preferred Stock) and had designated 11,155,506 shares as Series B Convertible Preferred Stock (Series B Preferred) and 6,032,170 shares as Series C Convertible Preferred Stock (Series C Preferred). Since the Preferred Stock was redeemable upon a liquidation event, which was not considered to be within the Company’s control, it has been classified in temporary equity on the accompanying consolidated balance sheets at December 31, 2020. The carrying value of the Preferred Stock is the proceeds received less issuance costs. Upon closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 7,066,398 shares of common stock.

Issuances of Preferred Stock

On November 13, 2018, the Company entered into a Series B Preferred Stock Agreement whereby the Company was authorized to issue 11,155,506 shares of Series B Preferred, $0.01 par value, at a purchase price of $2.7696 per share. The Company issued 9,026,618 shares of Series B Preferred for gross proceeds of $25,000. As further consideration, the purchaser of Series B Preferred received two warrants to purchase, in the aggregate, up to 7,344,982 shares of the common stock of the Company for $6.81 per share. See Note 9 for description of the warrants issued in connection with the issuance of the Series B Preferred.

In addition, in November 2018, the Company issued 1,751,658 shares of Series B Preferred as payment of convertible notes and 377,130 shares of Series B Preferred as partial repayment of the outstanding related party notes payable.

On March 13, 2019, the Company entered into the Series C Preferred Stock Agreement whereby the Company issued 6,032,170 shares of Series C Preferred, $0.01 par value, at a purchase price of $3.73 per share for total gross proceeds of $22,500.

The Preferred Stock had the following rights, preferences, privileges and restrictions:

Voting

The holders of Preferred Stock were entitled to vote together with all other holders of the Company’s voting stock on an “as converted” basis on all matters submitted to a vote of the holders. The Series B Preferred and Series C Preferred stockholders voted as separate classes on certain issues that solely affect their rights and privileges.

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

Preferred Stock

The Company has authorized 10,000,000 shares of $0.01 par value preferred stock at December 31, 2021.

Common stock

The Company has authorized 150,000,000 shares of $0.01 par value common stock at December 31, 2021 and had authorized 75,000,000 shares of $0.01 par value common stock at December 31, 2020 of which 28,689,842 and 11,635,094 are issued and outstanding as of December 31, 2021 and 2020, respectively. Common shares are voting and dividends may be paid when, as and if declared by the board of directors, subject to the limitations and preferences of the Preferred Stock.

Common stock reserved

The Company has reserved the following shares of common stock for future issuance as of:

	DECEMBER 31,
	2021	2020
Series B Preferred conversion	—	4,538,592
Series C Preferred conversion	—	2,454,196
Stock options outstanding	4,783,333	4,013,311
Shares available for future grant under stock option plan	1,878,997	87,042
Warrants	7,507,708	7,632,518
	14,170,038	18,725,659

Reverse stock split

On July 14, 2021, the Company’s board of directors and stockholders approved a one-for-2.4579 reverse stock split of the Company’s issued and outstanding common stock and a proportional adjustment to the existing conversion ratios for the outstanding shares of convertible preferred stock which became effective on July 15, 2021. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split.

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

9. Warrants

The Company has the following warrants outstanding for the purchase of common stock as of December 31, 2021:

WARRANT	SHARES OF COMMON STOCK SUBJECT TO WARRANTS	EXERCISE PRICE PER SHARE	EXPIRATION DATES
Series B Warrants	3,672,484	$6.81	November 2025
Series B Conditional Warrants	3,672,484	$6.81	November 2025
NC Ohio Trust	162,740	$1.46	March 2029

Series B warrants

In connection with the November 13, 2018 issuance of Series B Preferred, the Company issued warrants to purchase 3,672,484 shares of common stock for $6.81 per share to the purchaser of the Series B preferred (the “Series B Warrants”) which are exercisable upon issuance. In addition, the Company issued to the same stockholder additional five-year warrants for the purchase of 3,672,484 shares of common for $6.81 per share which are only exercisable in the event that the Company completes a future financing that meets certain financial milestones or achieves certain share prices (the “Conditional Series B Warrants”). The Series B Warrants and the Conditional Series B Warrants contain provisions allowing cashless exercise. The Company recorded the Series B Warrants as a component of stockholder’s equity at the time of issuance at their estimated fair value of $2,124 and recorded the Conditional Series B Warrants as a liability on the consolidated balance sheet as the number of shares used to calculate the settlement is not a fixed number of shares.

The Conditional Series B Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. The Company will continue to recognize changes in the fair value of the conditional warrant liability until each Conditional Series B Warrant is exercised, expires or qualifies for equity classification. The Conditional Series B Warrant liability fair value was $18,252 and $6,831 as of December 31, 2021 and 2020, respectively.

On June 24, 2021, the Company’s board of directors approved and on July 14, 2021 the stockholders approved, effective upon the closing of the IPO, an amendment to the terms of the Series B Warrant and the Conditional Series B Warrants to extend the expiration date from November 2023 to November 2025. In addition, the terms of the Conditional Series B Warrants were amended such that in the event the future financing milestones or certain share prices are achieved, the warrants would only be exercisable in conjunction with the sale of the Company or in November 2025 through a cashless exercise.

NC Ohio trust warrants

On March 20, 2019, the Company established the NC Incorporated Ohio Trust, an irrevocable trust funded by the Company. The beneficiary in the trust agreement has provided past services to the Company for more than 15 years and is a non-employee. The warrant provides the beneficiary the right to purchase 162,740 shares of the Company’s common stock, $0.01 par value at an exercise price of $1.46 per share, subject to adjustments as specified in the warrant agreement. The arrangement is unknown to the beneficiary as the arrangement is a silent trust. The Company recognizes the warrants as compensation expense within the consolidated statement of operations and comprehensive loss when the warrants are granted or at the service inception date if the service inception date precedes the grant date. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value previously used at the service inception date or subsequent reporting dates. As of December 31, 2021 and 2020, a grant date was not established as there was not a mutual understanding of key terms. The Company remeasures the fair value of the award at each reporting date, as the service date preceded the grant date. The value of the warrants for 162,740 shares of common stock was $1,070 and $695 as of December 31, 2021 and 2020, respectively, and was recorded as stock compensation expense within research and development expense and a credit to stockholders’ equity in the consolidated financial statements.

10. Stock options, restricted stock and stock—based compensation

The Company’s 2015 Stock Plan, as amended, (the "2015 Plan") provides for the Company to sell or issue common shares or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. The 2015 Plan is administered by the board of directors and exercise prices, vesting and other restrictions are determined at its discretion. All stock option grants are non-statutory stock options except option grants to employees intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant, as determined in good faith by the board of directors at its sole discretion. Nonqualified stock options may be granted at an exercise price established by the board of directors at its sole discretion and the vesting periods may vary. Vesting periods are generally four years and are determined by the board of directors. Stock options become exercisable as they vest. Options granted under the 2015 Plan expire no more than ten years from the date of grant. As of December 31, 2021, there will be no additional grants under the 2015 Plan and the 2015 Plan continues to govern the terms and conditions of the outstanding awards under the 2015 Plan.

On July 14, 2021, the Company’s 2021 Equity Incentive Plan, or the 2021 Plan, was approved by the Company’s stockholders, and became effective upon completion of the IPO and serves as the successor to the 2015 Plan. There are 2,054,000 shares of common stock reserved for issuance under the 2021 Plan and 1,878,997 shares remained available for grant as of December 31, 2021. Stock option activity is summarized as follows:

	NUMBER OF STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of January 1, 2020	928,286	$1.43	3.51	$120
Granted	3,221,378	1.55	3.83	10,997
Exercised	(21,359)	1.46
Cancelled or forfeited	(114,994)	1.46
Outstanding as of December 31, 2020	4,013,311	$1.52	4.45	$13,818
Granted	808,711	6.34	9.34	1,194
Exercised	(24,410)	1.46
Cancelled or forfeited	(14,279)	1.55	-	-
Outstanding as of December 31, 2021	4,783,333	$2.34	8.51	$26,393
Exercisable as of December 31, 2021	2,052,111	$1.84	8.18	$12,272
Unvested as of December 31, 2021	2,731,222	$2.72	8.76	$14,121

The fair value of stock options granted was estimated on the grant date using the Black-Scholes option pricing model based on the following weighted-average assumptions:

YEAR ENDED DECEMBER 31,
	2021	2020
Expected option life (years)	5.00 - 10.00	5.00 - 10.00
Risk-free interest rate	0.89% - 1.35%	0.45% - 0.92%
Expected volatility	83.80% - 89.02%	74.86% - 89.07%
Expected dividend yield	0%	0%
Exercise price	$4.97 - $11.23	$1.55-$1.55
Fair value of common stock	$4.97 - $11.23	$1.55 - $4.97

The total intrinsic value of stock options vested during the years ended December 31, 2021 and 2020 was $6,648 and $12, respectively.

Stock-based compensation expense for the years ended December 31, 2021 and 2020 was classified in the consolidated statements of operations and comprehensive loss as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020
Research and development	$1,226	$847
General and administrative	1,737	1,260
Total stock based compensation expense	$2,963	$2,107

As of December 31, 2021 and 2020, total unrecognized compensation cost related to the unvested stock-based awards was $6,298 and $4,778, respectively. These amounts are expected to be recognized over a weighted average period of 2.26 and 3.05 years, respectively.

11. Income taxes

Income tax expense for 2021 and 2020 consists of the following:

YEAR ENDED DECEMBER 31,
	2021	2020
Current expense (benefit):
Federal	$—	$—
State	—	—
Total current expense (benefit):	—	—
Deferred expense (benefit):
Federal	—	—
State	—	—
Total deferred expense (benefit):	—	—
Total income tax expense (benefit):	$—	$—

A reconciliation of income tax expense at the federal statutory income tax rate to the income tax expense at the Company’s effective income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020
Income at US statutory rate	21.00%	21.00%
Permanent adjustments	(0.59)%	(1.07)%
Mark to market	(6.64)%	(5.47)%
State taxes, net of federal benefit	4.01%	6.65%
Valuation allowance	(19.86)%	(23.95)%
Tax credits	2.08%	2.84%
	—	—

Net deferred tax assets as of December 31, 2021 and 2020 consist of the following:

	YEAR ENDED DECEMBER 31,
	2021	2020
Net operating losses	$13,892	$7,934
Intangibles	654	750
Accrued expenses & other	243	346
Deferred revenue	34	68
Stock Compensation	820	431
Credits	2,850	1,789
Total deferred tax assets	18,493	11,318
Valuation allowance	(18,493)	(11,318)
Net deferred tax assets (liability)	$—	$—

As of December 31, 2021, the Company has gross federal and state net operating loss carryforwards of approximately $8,815 and $48,363 which begin to expire in 2027 and 2032, respectively. Additionally, the Company has $42,780 of the federal net operating loss carryforwards that can be carried forward indefinitely.

As of December 31, 2021, the Company has gross federal and state tax credit carryforwards of approximately $1,950 and $1,139, respectively, which begin to expire in 2036 and 2028, respectively.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and certain tax credits. Management has considered the Company’s history of cumulative net losses incurred since inception, as well as its lack of product revenue since inception, and has determined that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at December 31, 2021 and 2020.

Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), contains rules that limit the ability of a company that undergoes in ownership change to utilize its net operating losses (“NOLs”) and tax credits existing as of the date of such ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of a company’s stock within a rolling three-year period. The rules generally operate by focusing on changes in ownership of all stock considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company. The Company has not yet determined if such a limitation would be placed against its available net operating losses. The Company will make such a determination prior to the utilization of any future net operating losses.

A summary of changes in the valuation allowance for deferred tax assets during the year ended December 31, 2021 and 2020 were as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020
Valuation allowance	$11,318	$7,089
Increases recorded to income tax provision	7,175	4,248
Decreases recorded to income tax provision	—	(19)
Valuation allowance	$18,493	$11,318

The Company files income tax returns in the United States and various state and local jurisdictions. The federal and state tax returns are generally subject to examination for the years ended December 31, 2014 through December 31, 2021. There are currently no pending tax examinations. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination.

12. Exclusive licensing agreement with a related party

In March 2014, the Company entered into an exclusive licensing agreement with Ventagen, LLC (“Ventagen”) which provides Ventagen the right to develop products for commercial sale and distribution within Mexico, Belize, Guatemala, Honduras, El Salvador, Costa Rica, Nicaragua, Panama, Colombia, and Bolivia. Ventagen paid the Company $1,000 upon the signing of the agreement and agreed to a fixed future payment to the Company of $2,500. The future payment will be made upon the achievement of $5,000 of sales of an approved product by Ventagen and is subject to reduction if Ventagen’s costs to develop an approved product exceeds $4,000. In addition to the upfront payment and the future payment, Ventagen agreed to purchase from the Company all manufactured product that is required for clinical or commercial purposes at a price of cost plus 25% of the wholesale price of the approved product subject to a minimum or maximum price. In the event the Company is unable or unwilling to manufacture supply under the terms of the agreement, Ventagen has the right to manufacture its own supply and will be required to pay a fixed fee per dose sold. The Company also agreed to provide certain services to Ventagen related to Ventagen’s development plan. Stockholders of the Company own 49.5% of the voting stock of Ventagen, including 47% by the Company’s founders who are currently senior executives and significant stockholders of the Company, and trusts for the benefit of their children.

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

The Company defers recognition of the portion of the $1,000 non-refundable upfront license fee for the portion of the performance obligations that are not satisfied. The Company recognized revenue of $125 in the years ended December 31, 2021 and 2020. The license agreement includes a $2,500 potential future milestone payment due to the Company upon successful completion of certain separate, distinct events. At this time, the Company cannot estimate when the milestone-related performance obligations are expected to be achieved and will recognize revenue once satisfaction is probable. There was no additional variable consideration, significant financing components, noncash consideration, or consideration payable to the customer in this agreement.

13. Technology license agreement

On January 20, 2018 the Company entered into an exclusive option agreement (Option Agreement) with MGB. Pursuant to the Option Agreement, the Company has obtained the exclusive right from MGB to negotiate an exclusive license to make, develop and commercialize rQNestin, a genetically modified oncolytic herpes simplex virus for the treatment of certain types of cancers. Pursuant to the Option Agreement, the Company will support a clinical trial to be conducted at MGB pursuant to the terms of a clinical trial agreement to be negotiated and the Company has committed to remitting $750 in support of such clinical trial over the course of approximately three years. Upon execution of the Option Agreement, the Company remitted a non-refundable fee of $40 to MGB to be applied toward the Company’s on-going obligations to reimburse patent expenses. In the years ended December 31, 2021 and 2020, respectively, the Company expensed $28 and $269, respectively, for startup and patient fees for clinical trials performed by MGB.

On September 15, 2020, the Company exercised the Option Agreement with MGB and entered into an exclusive worldwide patent license agreement with MGB (“the MGB License”). In connection with the MGB License, the Company paid a fee of $100 and agreed to reimburse patent costs incurred by MGB, including $141 paid at the time of entering into the MGB License. Prior to the first commercial sale, the Company is required to pay MGB an annual license fee of $50 beginning following the fourth anniversary of the effective date. The MGB License contains cumulative milestone payments equaling a maximum amount of $39,000 upon the achievement of various clinical, commercial and sales milestones of both primary and secondary products. Following the first commercial sale, the Company is required to pay royalties to MGB, which are paid at an increasing rate as net sales increase, ranging from low single digits to high single digits. In addition, after the first commercial sale, the Company is required to pay MGB a pre-determined fixed annual minimum royalty, which amount may be credited against earned royalties starting in the fourth year following the first commercial sale. The Company is also agreed to pay a single digit royalty rate on net sales of any derived products.

14. Commitments and contingencies

Related party leases

In January 2008, the Company entered into an operating lease agreement with a term through December 31, 2022 with Ellka Holdings, LLC (“Ellka”) for the space in which the Company operated in Auburndale, MA. This lease was terminated and a termination payment of $115 was made to Ellka and included in operating expenses for the year ended December 31, 2020. In May 2016, the Company entered into a second lease agreement with Ellka for living space for employees, also in Auburndale, MA which was also was terminated at the end of 2020. Ellka is owned and operated by the company’s founders, who were senior executives and are significant stockholders of the Company, and members of their immediate family.

Facility lease

On February 4, 2019, the Company signed a lease agreement for its new corporate headquarters at 117 Kendrick Street in Needham, Massachusetts. The facility consists of a 15,197 square foot property which houses the corporate, clinical and manufacturing operations for the Company. The lease term ends on August 31, 2026. Prior to occupying the new space, the Company had construction performed to modify the space to meet its needs. The cost of this construction was $765 and was paid for by the landlord provided allowance in the lease agreement. The $765 lease incentive was recorded as deferred rent and is being amortized over the life of the lease.

Total rent expense under these leases was $459 and $619 for the years ended December 31, 2021 and 2020, respectively.

The future minimum lease payments at December 31, 2021, are as follows:

2022	$567
2023	583
2024	598
2025	613
Thereafter	415
Total minimum lease payments	$2,776

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

The Company leases office space under a seven – year noncancelable operating lease expiring in 2026. The Company has standard indemnification arrangements under this lease that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the lease.

As of December 31, 2021, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

Legal proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

15. Net loss per share

Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(36,124)	$(17,680)
Denominator:
Weighted-average shares of common stock outstanding-basic and diluted	18,873,048	11,615,208
Net loss per share attributed to common stockholders-basic and diluted	$(1.91)	$(1.52)

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

	YEAR ENDED DECEMBER 31,
	2021	2020
Series B Preferred (as converted to common stock)	—	4,538,592
Series C Preferred (as converted to common stock)	—	2,454,196
Outstanding warrants for common stock	7,507,708	7,632,518
Outstanding stock options (as converted to common stock)	4,783,333	4,013,311
	12,291,041	18,638,617

16. Subsequent events

On February 24, 2022, the Company entered into a loan and security agreement (the “Loan Agreement”) with a bank pursuant to which the bank has agreed to provide term loans to the Company in an aggregate principal amount of up to $25.0 million. The Company borrowed $20.0 million upon entering into the Loan Agreement. The Company can borrow up to an additional aggregate principal amount not to exceed $5.0 million, at any time on or prior to December 31, 2022, following the Company having provided evidence to the bank of (a) achievement of positive Phase 2 clinical activity data from the Company’s CAN-2409 NSCLC clinical trial, (b) dosing of its first patient in its Phase 3 CAN-2409 high grade glioma clinical trial and (c) receipt on or prior to December 31, 2022, of net cash proceeds in an amount equal to at least $75.0 million from the issuance and sale of equity securities to investors acceptable to SVB. The term loans are secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property, which is subject to a negative pledge under the Loan Agreement.

The term loans bear interest at a floating rate per annum equal to the greater of (A) 5.75% and (B) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.50%. The Company is required to make monthly interest payments, and commencing on February 1, 2024, 24 consecutive installments of principal plus monthly payments of accrued interest. Upon repayment in full of the term loans, the Company will be required to pay a final payment fee equal to 4.50% of the original principal amount of any funded term loan being repaid. The Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB Term Loans, subject to a prepayment premium of 1% to 3% based upon the timing of the prepayment.