Form 10-Q
period 2022-03-31
Candel Therapeutics, Inc.
filed 2022-05-12
CIK 1841387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 4, 2022, the registrant had 28,693,151 shares of common stock, $0.01 par value per share, outstanding.

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
•
the initiation of any clinical trials of CAN-2409 and CAN-3110 and any other product candidates;
•
our need to raise additional funding before we can expect to generate any revenues from product sales;
•
our ability to conduct successful clinical trials or obtain regulatory approval for CAN-2409 and CAN-3110 or any other product candidates that we may identify or develop;
•
the ability of our research to generate and advance additional product candidates;
•
the effect of the ongoing COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations;
•
our ability to establish an adequate safety or efficacy profile for CAN-2409, CAN-3110 or any other product candidates that we may pursue;
•
our ability to manufacture CAN-2409, CAN-3110 or any other product candidate in conformity with our specifications and the U.S. Food and Drug Administration’s (FDA) requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;
•
the implementation of our strategic plans for our business, any product candidates we may develop and any companion diagnostics;
•
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
•
the period we estimate to be funded by our existing financial resources;
•
our ability to establish and maintain collaborations;
•
the potential benefits with the continued existence of our license agreement with Mass General Brigham (MGB);
•
our financial performance;
•
our ability to effectively manage our anticipated growth;
•
developments relating to our competitors and our industry, including the impact of government regulation; and
•
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

SUMMARY OF THE MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in Part II, Item 1A - Risk Factors in this Form 10-Q. These risks include, among others:

•
We are a biopharmaceutical company with a limited operating history and we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years and may never achieve or maintain profitability. Our net loss was $874,000 and $4.5 million for the three months ended March 31, 2022 and 2021, respectively.
•
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

NOTE REGARDING TRADEMARKS

We own or have rights to various trademarks, service marks and trade names that are used in connection with the operation of our business, including our company name, Candel Therapeutics, our logo, and the names of our CAN-2409™ and CAN-3110™ product candidates. This Form 10-Q may also contain trademarks, service marks and trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this quarterly report on Form 10-Q is not intended to and does not imply a relationship with, or endorsement or sponsorship by, us. Solely for convenience, the trademarks, service marks and trade names referred to in this quarterly report on Form 10-Q may appear without the ®, TM or SM symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable owner of these trademarks, service marks and trade names.

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Candel Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	MARCH 31, 2022	DECEMBER 31, 2021
Assets
Current assets:
Cash and cash equivalents	$94,321	$82,642
Prepaid expenses and other current assets	1,325	2,303
Total current assets	95,646	84,945
Fixed assets, net	4,264	3,836
Lease right of use assets	1,215	—
Restricted cash	437	424
Total assets	$101,562	$89,205
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,386	$1,590
Accrued expenses	3,563	3,438
Current portion of lease liability	429	—
Other current liabilities	94	334
Total current liabilities	5,472	5,362
Deferred rent	—	894
Term loan payable to a bank	19,943	—
Other long-term debt	582	560
Lease liability, net of current portion	1,838	—
Warrant liability	9,965	18,252
Total liabilities	37,800	25,068
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021, no shares issued or outstanding at March 31, 2022 and December 31, 2021, respectively.	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at March 31, 2022 and December 31, 2021. Shares issued and outstanding 28,693,151 and 28,689,842 at March 31, 2022 and December 31, 2021, respectively.	287	286
Additional paid-in capital	144,644	144,146
Accumulated deficit	(81,169)	(80,295)
Total stockholders’ equity	63,762	64,137
Total liabilities and stockholders’ equity	$101,562	$89,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Research and development service revenue, related party	$31	$31
Operating expenses:
Research and development	5,417	2,753
General and administrative	3,600	1,935
Total operating expenses	9,017	4,688
Loss from operations	(8,986)	(4,657)
Other income (expense):
Grant income	—	191
Interest, dividend and investment income (expense), net	(175)	(12)
Change in fair value of warrant liability	8,287	—
Total other income (expense), net	8,112	179
Net loss	$(874)	$(4,478)
Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.38)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	28,690,511	11,647,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel ThErapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2021	28,689,842	$286	$144,146	$(80,295)	$64,137
Options exercised	3,309	1	5	—	6
Stock-based compensation	—	—	828	—	828
Change in fair value of NC Ohio Trust Warrants	—	—	(335)	—	(335)
Net loss	—	—	—	(874)	(874)
Balance, March 31, 2022	28,693,151	$287	$144,644	$(81,169)	$63,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel ThErapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share and per share amounts)

(unaudited)

	SERIES B CONVERTIBLE PREFERRED STOCK		SERIES C CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY (DEFICIT)
Balance, December 31, 2020	11,155,506	$26,560	6,032,170	$22,500	11,635,094	$116	$20,493	$(44,171)	$(23,562)
Options exercised	—	—	—	—	24,410	—	35	—	$35
Warrants exercised	—	—	—	—	13,631	1	76	—	$77
Stock-based compensation	—	—	—	—	—	—	431	—	$431
Net loss	—	—	—	—	—	—	—	(4,478)	$(4,478)
Balance, March 31, 2021	11,155,506	$26,560	6,032,170	$22,500	11,673,135	$117	$21,035	$(48,649)	$(27,497)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(874)	$(4,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	165	26
Non-cash stock compensation expense	492	431
Non-cash lease expense	50	—
Non-cash interest expense	22	20
Change in fair value of warrant liability	(8,287)	—
Accretion of debt discount	32	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	979	(225)
Accounts payable	(579)	173
Accrued expenses	90	(1,275)
Deferred revenue	(31)	(31)
Deferred rent	—	9
Lease liability	(112)	—
Other long term assets	—	(277)
Net cash used in operating activities	(8,053)	(5,627)
Cash Flows from Investing Activities:
Purchase of fixed assets	(171)	(229)
Net cash used in investing activities	(171)	(229)
Cash Flows from Financing Activities:
Net proceeds from bank term loan	19,910	—
Proceeds from warrant exercises	—	77
Proceeds from option exercises	6	35
Net cash provided by financing activities	19,916	112
Net increase (decrease) in cash	11,692	(5,744)
Cash, cash equivalents and restricted cash at beginning of period	83,066	35,319
Cash, cash equivalents and restricted cash at end of period	$94,758	$29,575
Supplemental cash flow information:
Cash paid for taxes	$85	$6
Cash paid for interest	$117	$-
Supplemental disclosures of non-cash information:
Lease liability arising from obtaining right-of-use assets	$2,368	$-
Capital expenditures in accounts payable and accrued expenses	$421	$1,850

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

The Company has funded its operations primarily with proceeds from the sale of its capital stock and convertible notes. The Company has incurred recurring losses since its inception, including a net loss of $874 and $4,478 for the three months ended March 31, 2022 and 2021, respectively. In addition, as of March 31, 2022, the Company had an accumulated deficit of $81,169. The Company expects to continue to generate operating losses for the foreseeable future. On July 29, 2021, the Company completed its initial public offering of common stock, or the IPO, at which time the Company issued 9,000,000 shares of its common stock at a price to the public of $8.00 per share, and on August 13, 2021, the Company issued an additional 887,994 shares of common stock at $8.00 per share as a partial exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds to the Company of $71,335, after deducting underwriting discounts and commissions and offering expenses. Upon closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 7,066,398 shares of common stock.

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

2. Summary of significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board ("FASB"). The FASB sets generally accepted accounting principles ("GAAP") that the Company follows to ensure its financial condition, results of operations, and cash flows are consistently reported. References to GAAP issued by the FASB in these notes to the financial statements are to the FASB Accounting Standards Codification ("ASC").

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of stockholders’ equity (deficit) for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K ("Form 10-K") on file with the SEC.

Use of estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company’s management evaluates its estimates, which include but are not limited to management’s judgments of accrued expenses, valuation of stock-based option awards, valuations of warrants, and income taxes. Actual results could differ from those estimates.

Prior to the IPO, the Company utilized significant estimates and assumptions in determining the fair value of its common stock. The Company has utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation (the "Practice Aid"), to estimate the fair value of its common stock and warrants. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time of, and the likelihood of, achieving a liquidity event, such as an initial public offering or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original final maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents comprise marketable securities with maturities of less than 90 days when purchased. Cash equivalents are reported at fair value.

Restricted cash

The Company has $437 and $424 of restricted cash as of March 31, 2022 and December 31, 2021 which represents cash held in a restricted bank account under the terms of the Company’s Needham, Massachusetts facility lease and as security for the Company credit card.

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

The carrying values of cash and cash equivalents, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The Company’s warrant liability is carried at fair value and is classified as Level 3 measurement.

Property and equipment

Property and equipment consist of lab and manufacturing equipment, networking and computer equipment, furniture and fixtures and leasehold improvements. Property and equipment are recorded at cost, and depreciated using the straight-line method over the estimated useful lives of the respective assets:

ASSET	ESTIMATED USEFUL LIFE
Networking and computer equipment	5 years
Laboratory equipment	5 years
Manufacturing equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the useful life or remaining lease term

Leases

The Company adopted ASC 842 as of January 1, 2022 and elected the transition method under ASU 2016-02 whereby the Company records a right-to-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The Company also elected to apply the practical expedients intended to ease transition. Accordingly, the Company has only applied ASC 842 to leases existing as of January 1, 2022. The Company determines if an arrangement is, or contains, a lease at inception.

Lease right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments to be made over the lease term. The lease right of use asset is equal to the lease liability and adjusted for prepaid rent, initial direct costs, and incentives. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. The Company has elected to not apply the recognition requirements of ASC 842 for short-term leases, which is defined as a lease that, at the lease commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.

For real estate lease agreements entered into or modified after the adoption of ASC 842 that include lease and non-lease components, the Company has elected to account for the lease and non-lease components, such as common area maintenance charges, as a single lease component term.

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

Impairment of long-lived assets

Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. Long-lived assets consist of fixed assets and operating lease assets.

In the fourth quarter of 2021, the Company recorded an impairment charge of approximately $553 related to manufacturing equipment that the Company does not plan to use for its intended use and recorded a reserve to reduce the carrying value to its estimated realizable value. The Company has not recorded any additional impairment losses on such long-lived assets.

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

Stock-based compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all share-based payments to employees and directors to be recognized as expense in the consolidated statements of operations based on their grant date fair values. In addition, in accordance with FASB Accounting Standards Update ("ASU") 2016-09 which identifies areas for simplification of several areas of share-based payment transactions, the Company treats non-employee grants the same as employee grants. The Company estimates the fair value of options granted using the Black-Scholes option pricing model for stock option grants to both employees and non-employees. The Company believes the fair value of the stock options granted to non-employees is more reliably determinable than the fair value of the services provided.

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

Prior to the IPO, there were significant judgments and estimates inherent in the determination of the fair value of the Company’s common stock. These estimates and assumptions included a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to its common stock at the time of, and the likelihood of, achieving a liquidity event, such as an initial public offering or sale.

The Company expenses the fair value of its share-based compensation awards to employees and non-employees on a straight-line basis over the requisite service period, which is generally the vesting period.

Government grants

The Company has applied for grants for the reimbursement of expenditures with the National Institutes of Health ("NIH") for certain qualified operating expenditures. The Company recognizes government grants when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received.

Government grants for research and development efforts are recorded as grant income and classified in other income in the statements of operations. The Company recognized government grants of $0 and $191 for the three months ended March 31, 2022 and 2021, respectively, as a component of other income/(expense), net in the condensed consolidated statements of operations. The Company's grant with the NIH was completed at the end of 2021.

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC Topic 740, Income Taxes (ASC 740) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At March 31, 2022 and December 31, 2021, the Company has concluded that a full valuation allowance is necessary for its deferred tax assets (see Note 12).

The Company accounts for uncertainty in income taxes by applying the two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax is then assessed as the amount of benefits to be recognized in the consolidated financial statements. The amount of benefits that may be used are the largest amounts that have a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves or unrecognized tax benefits that are considered appropriate, as well as the related net interest and received.

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2022 and 2021 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods where the Company reports a net loss attributable to common stockholders, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three months ended March 31, 2022 and 2021.

Recently adopted accounting standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended by various subsequently issued ASUs. The standard requires lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. Lessees are required to classify leases as either finance or operating leases. If the lease is effectively a financed purchase by the lessee, it is classified as a financing lease, otherwise it is classified as an operating lease. This classification will determine the pattern of recognition of lease cost on our condensed and consolidated statement of operations over the term of the lease.

In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which permits entities to continue applying legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year that the entity adopts the new leasing standard. The Company elected the package of practical expedients permitted under the transition guidance within the standard. Accordingly, the Company did not reassess the conclusion of whether the existing arrangements contain a lease, lease classification and initial direct costs under ASC 842.

In June 2020, the FASB also issued ASU 2020-05, Revenue from contracts with customers (Topic 606) and Leases (Topic 842): effective dates for certain entities, which deferred the effective date certain entities were required to adopt ASC 842. The update extended the effective date for adoption of ASC 842 until fiscal years beginning after December 15, 2021. As an emerging growth company we were not required to adopt ASC 842 until January 1, 2022. The Company adopted the standard on January 1, 2022 using the effective date method. As such, the condensed consolidated balance sheets and statements of operations for prior periods will not be comparable in the year of adoption of ASC 842.

As a result of the adoption of ASC 842, the Company recorded a lease right of use asset of $1,264 and a lease liability of $2,368 on the condensed consolidated balance sheets as of January 1, 2022 related to an operating lease. The Company derecognized deferred rent liabilities, which makes up the difference between the lease right of use asset and lease liability. The adoption of the standard did not have a material impact on the Company’s condensed consolidated statement of operations or condensed consolidated statement of cash flows.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). The guidance simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuers own stock and classified in stockholders' equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. As an emerging growth company, we are not required to adopt ASU 2020-06 until January 1, 2024, however early adoption is permitted. The Company elected to early adopt the standard on January 1, 2022 and upon adoption, there was no impact to our condensed consolidated statement of operations and cash flows and our basic and diluted net loss per share amounts.

In November 2021, the FASB issued ASU 2021-10, which created Topic 832, Government Assistance, which requires business entities to disclose information about certain government assistance they receive. The ASU requires qualitative and quantitative disclosures around the nature of transactions and related accounting policy used, the line items on the balance sheet and income statement that are affected, and the significant terms and conditions of the transactions. The ASU is effective for fiscal years beginning after December 15, 2021. The Company believes its historical disclosure already met the requirements of the new standard. As such, no changes or additional disclosure was determined to be necessary.

3. Fair value of financial assets and liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	FAIR VALUE MEASUREMENTS AS OF MARCH 31, 2022 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	9,965	9,965
Total	$—	$—	$9,965	$9,965

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2021 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	18,252	18,252
Total	$—	$—	$18,252	$18,252

Valuation of warrant liability

In connection with the Series B Convertible Preferred Stock issuance, the Company issued warrants to purchase shares of common stock of which certain warrants are shown as a liability on the balance sheet, see Note 10. The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the warrant liability uses various valuation methods, including the Monte Carlo method, the option-pricing method, probability-weighted expected return and the hybrid method, all of which incorporate assumptions and estimates, to value the common stock warrants. The hybrid method is often used when a company is expecting a liquidity event in the near future and is a combination of the option-pricing and probability-weighted expected return methods. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares of common stock, risk-free interest rate, expected dividend yield, expected volatility of the price of the underlying common stock, and the remaining contractual term of the warrants. The most significant assumption in the model impacting the fair value of the common stock warrants is the fair value of the Company’s common stock as of each remeasurement date. Prior to the IPO, the Company determined the fair value per share of the underlying common stock by taking into consideration the most recent sales of preferred stock, results obtained from third-party valuations and additional factors that are deemed relevant.

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined by Level 3 inputs:

SERIES B WARRANT LIABILITY
Balance at December 31, 2021	$18,252
Change in fair value	(8,287)
Balance at March 31, 2022	$9,965

4. Fixed assets, net

Fixed assets, net consisted of the following:

	MARCH 31, 2022	DECEMBER 31, 2021
Laboratory equipment	$666	$77
Manufacturing equipment	933	933
Furniture and fixtures	112	112
Networking and computer equipment	76	72
Leasehold improvements	2,994	2,994
Total fixed assets	$4,781	$4,188
Less accumulated depreciation	(517)	(352)
Fixed assets, net	$4,264	$3,836

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $165 and $26, respectively.

5. Accrued expenses

Accrued expenses consisted of the following:

	MARCH 31, 2022	DECEMBER 31, 2021
Payroll and employee related expenses	$2,224	$2,096
Third-party research and development expenses	718	632
Professional fees and other	621	710
	$3,563	$3,438

6. Term Loan payable to a Bank

On February 24, 2022, the Company entered into a loan and security agreement (the "Loan Agreement") with Silicon Valley Bank ("SVB") pursuant to which SVB has agreed to provide term loans to the Company in an aggregate principal amount of up to $25.0 million. The Company borrowed $20.0 million upon entering into the Loan Agreement. The Company can borrow up to an additional aggregate principal amount not to exceed $5.0 million, at any time on or prior to December 31, 2022, following the Company having provided evidence to SVB of (a) achievement of positive Phase 2 clinical activity data from the Company’s CAN-2409 NSCLC clinical trial, (b) dosing of its first patient in its Phase 3 CAN-2409 high grade glioma clinical trial and (c) receipt on or prior to December 31, 2022, of net cash proceeds in an amount equal to at least $75.0 million from the issuance and sale of equity securities to investors acceptable to SVB. The term loan is secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property, which is subject to a negative pledge under the Loan Agreement.

The term loans bear interest at a floating rate per annum equal to the greater of (A) 5.75% and (B) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.50%. The Company is required to make monthly interest payments, and commencing on February 1, 2024, 24 consecutive installments of principal plus monthly payments of accrued interest. Upon repayment in full of the term loans, the Company will be required to pay a final payment fee equal to 4.50% of the original principal amount of any funded term loan being repaid. The Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB term loans, subject to a prepayment premium of 1% to 3% based upon the timing of the repayment.

During the three months ended March 31, 2022, the Company recorded interest expense relating to the Loan Agreement of $149. The weighted average effective interest rate for the three months ended March 31, 2022 was 7.75%.

The Company incurred $90 of debt issuance costs and will incur a $900 final payment fee, which were recorded as debt discount and are being amortized over the term of the Loan Agreement. See the table below for additional details;

MARCH 31, 2022
Principal	$20,000
Final payment fee	900
Less: debt discount	(989)
Accretion of debt discount	32
Net carrying amount	$19,943

7. Other long-term debt

Periphagen Note

On December 9, 2019, the Company entered into a series of asset purchase agreements with Periphagen, Inc., a biopharmaceutical company focused on the development of gene therapy vectors. Under the terms of the asset purchase agreements, the Company assumed a $1,000 promissory note bearing a contractual interest rate of 2% compounded annually, with the outstanding balance and accrued interest due upon maturity in November 2027, with no interim installments due. The estimated market rate for the Company for an unsecured loan with a maturity in November 2027 was determined to be 15.83%. Although the Company does not have a public credit rating, management estimates a CCC credit rating based on the Company’s financial position and stage of development. Using the commensurate rate for a CCC rated company and based on the amount due at maturity, the present value of the future cash outflow was determined to be $417 at the transaction date. As of March 31, 2022, the present value of future cash flows outflows is $582.

8. Lease

On February 4, 2019, the Company signed a lease agreement for its new corporate headquarters at 117 Kendrick Street in Needham, Massachusetts. The facility consists of a 15,197 square foot property which houses the corporate, clinical, laboratory and manufacturing operations for the Company. The lease term ends on August 31, 2026. Prior to occupying the new space, the Company had construction performed to modify the space to meet its needs. The cost of this construction was $765 and was paid for by the landlord provided allowance in the lease agreement. The $765 lease incentive was recorded as reduction to the lease right of use asset recorded to the Company's condensed consolidated balance sheet upon adoption of ASC 842 on January 1, 2022.

Disclosures under ASC 842

For the three months ended March 31, 2022, the Company has recorded $90 of operating lease cost and $47 of variable lease cost. The total lease expense for the three months ended March 31, 2022 is $137. Cash paid for amounts included in the lease liability for the three months ended March 31, 2022 was $141.

Other Information	MARCH 31, 2022
Operating cash flows used for operating leases	$141
Weighted-average remaining lease term	4.4
Weighted-average incremental borrowing rate	7.02%

The future lease payments under non-cancelable leases at March 31, 2022, are as follows:

2022	$427
2023	582
2024	598
2025	613
2026	415
Total future lease payments	2,635
Less: imputed interest	(368)
Total lease liability	$2,267

Disclosures under ASC 840

For the three months ended March 31, 2021, the Company recorded rent expense of $171.

The following table summarizes the future minimum lease payments due under the Company's facility lease as of December 31, 2021, presented in accordance with ASC 840, the relevant accounting standard at that time:

2022	$567
2023	583
2024	598
2025	613
2026	415
Total future lease payments	$2,776

9. Common stock and preferred stock

Preferred stock

The Company has authorized 10,000,000 shares of $0.01 par value preferred stock at March 31, 2022 and December 31, 2021.

Common stock

The Company has authorized 150,000,000 shares of $0.01 par value common stock at March 31, 2022 and December 31, 2021 of which 28,693,151 and 28,689,842 are issued and outstanding as of March 31, 2022 and December 31, 2021, respectively. Common shares are voting and dividends may be paid when, as and if declared by the board of directors.

Common stock reserved

The Company has reserved the following shares of common stock for future issuance as of;

	MARCH 31, 2022	DECEMBER 31, 2021

Series B Preferred conversion	—	—
Series C Preferred conversion	—	—
Stock options outstanding	5,824,424	4,783,333
Shares available for future grant under stock option plan	1,982,191	1,878,997
Warrants	7,507,708	7,507,708
	15,314,323	14,170,038

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

10. Warrants

The Company has the following warrants outstanding for the purchase of common stock as of March 31, 2022 and December 31, 2021:

WARRANT	SHARES OF COMMON STOCK SUBJECT TO WARRANTS	EXERCISE PRICE PER SHARE	EXPIRATION DATES
Series B Warrants	3,672,484	$6.81	November 2023
Series B Conditional Warrants	3,672,484	$6.81	November 2023
NC Ohio Trust	162,740	$1.46	March 2029

Series B warrants

In connection with the November 13, 2018 issuance of Series B Preferred, the Company issued warrants to purchase 3,672,484 shares of common stock for $6.81 per share to the purchaser of the Series B preferred (the “Series B Warrants”) which are exercisable upon issuance. In addition, the Company issued to the same stockholder additional five-year warrants for the purchase of 3,672,484 shares of common for $6.81 per share which are only exercisable in the event that the Company completes a future financing that meets certain financial milestones or achieves certain share prices (the “Conditional Series B Warrants”). The Series B Warrants and the Conditional Series B Warrants contain provisions allowing cashless exercise. The Company recorded the Series B Warrants as a component of stockholder’s equity at the time of issuance at their estimated fair value of $2,124 and recorded the Conditional Series B Warrants as a liability on the condensed consolidated balance sheet as the number of shares used to calculate the settlement is not a fixed number of shares.

The Conditional Series B Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the condensed consolidated statements of operations. The Company will continue to recognize changes in the fair value of the Conditional Series B Warrants until each Conditional Series B Warrant is exercised, expires or qualifies for equity classification. The warrant liability fair value was $9,965 and $18,252 as of March 31, 2022 and December 31, 2021, respectively.

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

NC Ohio trust warrants

On March 20, 2019, the Company established the NC Incorporated Ohio Trust, an irrevocable trust funded by the Company. The beneficiary in the trust agreement has provided past services to the Company for more than 15 years and is a non-employee. The warrant provides the beneficiary the right to purchase 162,740 shares of the Company’s common stock, $0.01 par value at an exercise price of $1.46 per share, subject to adjustments as specified in the warrant agreement. The arrangement is unknown to the beneficiary as the arrangement is a silent trust. The Company recognizes the warrants as compensation expense within the condensed consolidated statement of operations and when the warrants are granted or at the service inception date if the service inception date precedes the grant date. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value previously used at the service inception date or subsequent reporting dates. As of March 31, 2022 and December 31, 2021, a grant date was not established as there was not a mutual understanding of key terms. The Company remeasures the fair value of the award at each reporting date, as the service date preceded the grant date. The value of the warrants for 162,740 shares of common stock was $734 and $1,069 as of March 31, 2022 and December 31, 2021, respectively, and was recorded as stock compensation expense within research and development expense and a credit to stockholders’ equity in the condensed consolidated financial statements.

11. Stock options, restricted stock and stock-based compensation

The Company’s 2015 Stock Plan, as amended, (the 2015 Plan) provides for the Company to sell or issue common shares or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. The 2015 Plan is administered by the board of directors and exercise prices, vesting and other restrictions are determined at its discretion. All stock option grants are non-statutory stock options except option grants to employees intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant, as determined in good faith by the board of directors at its sole discretion. Nonqualified stock options may be granted at an exercise price established by the board of directors at its sole discretion and the vesting periods may vary. Vesting periods are generally four years and are determined by the board of directors. Stock options become exercisable as they vest. Options granted under the 2015 Plan expire no more than ten years from the date of grant. As of March 31, 2022, there are no shares available for grants under the 2015 Plan and the 2015 Plan continues to govern the terms and conditions of the outstanding awards under the 2015 Plan.

On July 14, 2021, the Company’s 2021 Equity Incentive Plan, or the 2021 Plan, was approved by the Company’s stockholders, and became effective upon completion of the IPO and serves as the successor to the 2015 Plan. There are 2,054,000 shares of common stock reserved for issuance under the 2021 Plan and 1,981,114 shares remained available for grants as of March 31, 2022. Stock option activity is summarized as follows:

	NUMBER OF STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE
Outstanding as of December 31, 2021	4,783,333	$2.34
Granted	1,044,400	4.13
Cancelled or forfeited	-	-
Exercised	(3,309)	1.55
Outstanding as of March 31, 2022	5,824,424	$2.67
Exercisable as of March 31, 2022	2,465,478	$1.92
Unvested as of March 31, 2022	3,358,946	$3.22

The fair value of stock options granted was estimated on the grant date using the Black-Scholes option pricing model based on the following weighted-average assumptions:

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Expected option life (years)	6.02 - 6.08	6.25
Risk-free interest rate	1.69% - 2.41%	1.06%
Expected volatility	85.20% - 85.58%	88.33%
Expected dividend yield	0%	0%
Exercise price	$4.06 - $5.09	$4.97
Fair value of common stock	$4.06 - $5.09	$4.97

The total intrinsic value of stock options vested during the three months ended March 31, 2022 and 2021 was $1,177 and $210, respectively.

Stock-based compensation expense for the three months ended March 31, 2022 and 2021 was classified in the condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Research and development	$142	$115
General and administrative	350	316
Total stock-based compensation expense	$492	$431

As of March 31, 2022 and 2021, total unrecognized compensation cost related to the unvested stock-based awards was $7,543 and $5,423, respectively. These amounts are expected to be recognized over a weighted average period of 2.45 and 2.59 years, respectively.

12. Income taxes

During the three months ended March 31, 2022 and 2021, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

13. Exclusive licensing agreement with a related party

In March 2014, the Company entered into an exclusive licensing agreement with Ventagen, LLC (“Ventagen”) which provides Ventagen the right to develop products for commercial sale and distribution within Mexico, Belize, Guatemala, Honduras, El Salvador, Costa Rica, Nicaragua, Panama, Colombia, and Bolivia (the "Territory"). Ventagen paid the Company $1,000 upon the signing of the agreement and agreed to a fixed future payment to the Company of $2,500. The future payment will be made upon the achievement of $5,000 of sales of an approved product by Ventagen and is subject to reduction if Ventagen’s costs to develop an approved product exceeds $4,000. In addition to the upfront payment and the future payment, Ventagen agreed to purchase from the Company all manufactured product that is required for clinical or commercial purposes at a price of cost plus 25% of the wholesale price of the approved product, subject to a minimum or maximum price. In the event the Company is unable or unwilling to manufacture supply under the terms of the agreement, Ventagen has the right to manufacture its own supply and will be required to pay a fixed fee per dose sold. The Company also agreed to provide certain services to Ventagen related to Ventagen’s development plan. Stockholders of the Company own 49.5% of the voting stock of Ventagen, including 47% by the Company’s founders who are currently senior executives and significant stockholders of the Company, and trusts for the benefit of their children.

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

The Company estimated the transaction prices, including any variable consideration, at contract inception and determined the fair value of such obligations. The performance obligation associated with the license transfer was satisfied at a point in time, or at contract inception; however, the Company assigned no value to the license transfer. The remaining $1,000 transaction price was allocated between the research and development oversight and clinical data sharing. The Company is recognizing revenue for these obligations over an 8-year period, beginning in 2015, by measuring the progress towards satisfaction of the performance obligations. As clinical oversight and clinical data sharing occurs over the 8-year clinical trial period, the revenue is recognized over the same period in which the cost for these services is incurred.

The Company defers recognition of the portion of the $1,000 non-refundable upfront license fee for the portion of the performance obligations that are not satisfied. The Company recognized revenue of $31 and $31 in each of the three months ended March 31, 2022 and 2021, respectively. The license agreement includes a $2,500 potential future milestone payment due to the Company upon successful completion of certain separate, distinct events. At this time, the Company cannot estimate when the milestone-related performance obligations are expected to be achieved and will recognize revenue once satisfaction is probable. There was no additional variable consideration, significant financing components, non-cash consideration, or consideration payable to the customer in this agreement.

14. Technology license agreement

On January 20, 2018 the Company entered into an exclusive option agreement ("Option Agreement") with MGB. Pursuant to the Option Agreement, the Company has obtained the exclusive right from MGB to negotiate an exclusive license to make, develop and commercialize rQNestin, a genetically modified oncolytic herpes simplex virus for the treatment of certain types of cancers. Pursuant to the Option Agreement, the Company will support a clinical trial to be conducted at MGB pursuant to the terms of a clinical trial agreement to be negotiated and the Company has committed to remitting $750 in support of such clinical trial over the course of approximately three years. Upon execution of the Option Agreement, the Company remitted a non-refundable fee of $40 to MGB to be applied toward the Company’s on-going obligations to reimburse patent expenses. In three months ended March 31, 2022 and 2021, respectively, the Company expensed $0 and $28, respectively, for startup and patient fees for clinical trials performed by MGB.

On September 15, 2020, the Company exercised the Option Agreement with MGB and entered into an exclusive worldwide patent license agreement with MGB (“the MGB License”). In connection with the MGB License, the Company paid a fee of $100 and agreed to reimburse patent costs incurred by MGB, including $141 paid at the time of entering into the MGB License. Prior to the first commercial sale, the Company is required to pay MGB an annual license fee of $50 beginning following the fourth anniversary of the effective date. The MGB License contains cumulative milestone payments equaling a maximum amount of $39,000 upon the achievement of various clinical, commercial and sales milestones of both primary and secondary products. Following the first commercial sale, the Company is required to pay royalties to MGB, which are paid at an increasing rate as net sales increase, ranging from low single digits to high single digits. In addition, after the first commercial sale, the Company is required to pay MGB a pre-determined fixed annual minimum royalty, which amount may be credited against earned royalties starting in the fourth year following the first commercial sale. The Company also agreed to pay a single digit royalty rate on net sales of any derived products.

15. Commitments and contingencies

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

The Company leases office space under a noncancelable operating lease expiring in 2026. The Company has standard indemnification arrangements under this lease that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the lease.

As of March 31, 2022, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

Legal proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

16. Net loss per share

Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	THREE MONTHS ENDED MARCH 31,
Numerator:	2022	2021
Net loss attributable to common stockholders	$(874)	$(4,478)
Denominator:
Weighted-average shares of common stock outstanding-basic and diluted	28,690,511	11,647,789
Net loss per share attributed to common stockholders-basic and diluted	$(0.03)	$(0.38)

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

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Series B Preferred (as converted to common stock)	-	4,538,592
Series C Preferred (as converted to common stock)	-	2,454,196
Outstanding warrants for common stock	7,507,708	7,618,877
Outstanding stock options (as converted to common stock)	5,824,424	4,079,006
	13,332,132	18,690,671

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

Overview

We are a late clinical stage biopharmaceutical company focused on helping patients fight cancer with oncolytic viral immunotherapies. Our engineered viruses are designed to induce immunogenic death through direct viral-mediated cytotoxicity in cancer cells, thus releasing tumor neo-antigens and creating a pro-inflammatory microenvironment at the site of injection. Our approach combines an in-depth knowledge of oncolytic viral immunotherapy with extensive clinical experience across a wide range of indications. Based on the broad range of data that we have generated from our preclinical models and clinical trials using our approach, we have observed what we believe to be systemic immune response against locally injected tumors and their distant metastases. We have established two oncolytic viral immunotherapy platforms based on novel, genetically modified adenovirus and herpes simplex virus (HSV) constructs. In our clinical results to date from CAN-2409, our lead product candidate from our adenovirus platform, and CAN-3110, our lead product candidate from our HSV platform, we have observed that these candidates may have the potential to address significant unmet patient need and improve clinical outcomes in novel indications across broader patient populations.

In non-small cell lung cancer (NSCLC), we have observed monotherapy activity of CAN-2409 in a Phase 1 biomarker focused window of opportunity trial. In 2020, we initiated a Phase 2 clinical trial evaluating CAN-2409 in combination with PD-(L)1 checkpoint inhibitors for patients with inadequate response to PD-(L)1 checkpoint inhibitors. This open label trial is targeting enrollment of approximately 96 patients with stage III/IV NSCLC in three separate cohorts. The cohorts are defined based on response to checkpoint inhibitors at the time of enrollment. Patients will continue treatment with their initial checkpoint inhibitor and CAN-2409 will be added to their regimen. The primary efficacy endpoint for this trial is response rate measured by response evaluation criteria in solid tumors (RECIST) and we will report safety and initial clinical activity at the American Society of Clinical Oncology (ASCO), which is scheduled to take place between June 3rd and June 7th, 2022.

We are also evaluating CAN-2409 in newly diagnosed high-grade glioma. The FDA has granted CAN-2409 fast track designation for use in this setting in combination with standard of care surgery and chemoradiation. We expect to be ready to initiate a potential registrational Phase 3 trial in this indication in the middle of 2022.

Our most advanced product candidate, CAN-2409, is an off-the-shelf adenovirus product candidate combined with the prodrug valacyclovir that has generated promising clinical activity across a range of solid tumor indications, including our lead indication of prostate cancer. We are currently conducting, as part of our most advanced CAN-2409 program, a Phase 3 clinical trial in the United States under a Special Protocol Assessment, or SPA, with the U.S. Food and Drug Administration (FDA) for CAN-2409 in patients with newly diagnosed localized prostate cancer who have an intermediate- or high-risk for progression. We completed enrollment for this trial in September 2021 and we expect a final data readout in the end of 2024.

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

Our oncolytic viral immunotherapy approach utilizes intratumoral administration of genetically engineered viruses to selectively induce tumor cell death and elicit an innate and adaptive anti-tumor immune response. Local delivery enables us to achieve these effects while aiming to minimize systemic toxicity. The immune cells induced by these oncolytic viral immunotherapies are believed to target patients’ specific tumor antigens, potentially improving responses in immunologically “hot” tumors while at the same time infiltrating the tumor microenvironment, transforming non-inflamed “cold” tumors with limited immune response into “hot” tumors. In our data from our clinical studies in patients with cancer, we have observed increases in the expression of immune checkpoints PD-1, PD-L1 and CTLA-4 following treatment with CAN-2409 supporting the evaluation of combinations with immune checkpoint inhibitors (ICI) such as anti-PD-(L)1 that, typically, are only efficacious in patients with immunologically “hot” tumors. While our product candidates are administered directly into the tumor, we have observed systemic immune response in our preclinical studies and clinical trials that may indicate the potential of CAN-2409 and CAN-3110 to induce systemic immune response against distal, uninjected tumors, also known as an “abscopal” effect.

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

Ventagen. On March 1, 2014, we entered into an exclusive license agreement, or the Ventagen Agreement, with Ventagen, LLC, or Ventagen. The Ventagen Agreement provides Ventagen an exclusive license, with rights to grant sublicenses (subject to certain terms and conditions) under any worldwide patent rights and know-how owned or controlled by us during the term of the Ventagen Agreement which cover applicable technology utilizing the delivery method of the herpes derived TK protein to tumors or other tissues via a viral vector (as further specified therein), to research, use, have used, import, have imported, export, have exported, offer for sale, have sold, sell, distribute and market certain products for the prevention or treatment of cancer in humans and any use in animals, or the Licensed Products, for commercial sale and distribution within Mexico, Belize, Guatemala, Honduras, El Salvador, Costa Rica, Nicaragua, Panama, Colombia and Bolivia.

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

We expect that our research and development expenses will continue to increase substantially for the foreseeable future and will comprise a larger percentage of our total expenses as we complete our clinical trials and commence additional clinical trials, continue to discover and develop additional product candidates and develop and scale our manufacturing capabilities including payments to contract manufacturing organizations (CMOs) for the commercial scale manufacturing or our product candidate CAN-2409. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to increased scale and duration of later stage clinical trials.

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

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support our continued clinical development and manufacturing activities. We also expect to incur increased expenses associated with being a public company as a result of our initial public offering, or the IPO, including costs of accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements; director and officer insurance costs; and investor and public relations costs.

Grant income

Grant income consists of amounts received under a grant from the National Institute of Health for development of CAN-2409 for use as a therapy for pancreatic cancer.

Interest, dividend, and investment income (expense), net

Interest, dividend and investment income consists of amounts earned on investment of cash equivalents and short-term investments and is net of interest payments made on our debt.

Change in fair value of warrant liability

In connection with the November 13, 2018 issuance of Series B preferred stock we issued warrants to the purchasers of the Series B preferred stock, to purchase up to 7,344,968 shares of our common stock with an exercise price of $6.81 per share. We also issued a warrant to the NC Incorporated Ohio Trust, an irrevocable trust funded by us, to purchase 162,740 shares of our common stock, $0.01 par value, at an exercise price of $1.46 per share, subject to adjustments as specified in the warrant agreement. Certain of those warrants are recorded as a liability on our balance sheet. The warrants recorded as a liability are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the condensed consolidated statements of operations. We will continue to recognize changes in the fair value of the warrants until they are exercised, expire or qualify for equity classification. The fair value of the warrants is determined based on significant inputs not observable in the market. The fair value of the warrants uses various valuation methods, including the Monte Carlo method, the option-pricing method, probability-weighted expected return and the hybrid method, all of which incorporate assumptions and estimates, to value the common stock warrants. The hybrid method is often used when a company is expecting a liquidity event in the near future and is a combination of the option-pricing and probability-weighted expected return methods. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares of common stock, risk-free interest rate, expected dividend yield, and the remaining contractual term of the warrants. Therefore, the fair value may not be appropriately captured by simple models.

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

Realization of future tax benefits is dependent on many factors, including our ability to generate taxable income within the NOL period. Our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and certain tax credits. Management has considered our history of cumulative net losses incurred since inception, as well as our lack of product revenue since inception, and has determined that it is more likely than not that we will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at March 31, 2022 and December 31, 2021.

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED MARCH 31,		INCREASE/
	2022	2021	(DECREASE)
Research and development service revenue	$31	$31	$—
Operating expenses:
Research and development	5,417	2,753	2,664
General and administrative	3,600	1,935	1,665
Total operating expenses	9,017	4,688	4,329
Loss from operations	(8,986)	(4,657)	(4,329)
Grant income	—	191	(191)
Interest, dividend and investment income, net	(175)	(12)	(163)
Change in fair value of warrant liability	8,287	—	8,287
Net loss	$(874)	$(4,478)	$3,604

Comparison of three months ended March 31, 2022 and 2021

Revenue

We had research and development service revenue of $31,000 for each of the three months ended March 31, 2022 and 2021. This represents the recognition as research and development service revenue of a portion of the $1.0 million that we received in 2014 and 2015 from Ventagen, a related party, which is being recognized over the period during which we provide the services.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED MARCH 31,		INCREASE
	2022	2021	(DECREASE)
Employee-related	$3,752	$1,495	$2,257
Clinical development	1,038	855	183
Pre-clinical research	200	72	128
Depreciation of fixed assets	165	26	139
Occupancy	114	103	11
Recruiting	79	202	(123)
Other	69	—	69
	$5,417	$2,753	$2,664

Research and development expenses for the three months ended March 31, 2022 were $5.4 million, compared with $2.8 million for the three months ended March 31, 2021 and consisted primarily of $3.8 million and $1.5 million, respectively, of employee-related costs, including $142,000 and $115,000, respectively, of non-cash stock compensation expense, $1,038,000 and $855,000, respectively, of clinical development costs related to our clinical trial sites and the cost of treating and following up on patients in our clinical trials, $200,000 and $72,000, respectively, of preclinical research costs associated with our development programs, $165,000 and $26,000, respectively, of depreciation, $114,000 and $103,000, respectively, of occupancy costs, and $79,000 and $202,0000, respectively, of recruiting expenses. The increase of $2.7 million was primarily related to $1.3 million increase in employee-related costs due to an increase in research and development headcount and $1.0 million in severance associated with the termination of our former Chief Scientific Officer and Chief Medical Officer, $183,000 increase in clinical development costs, $139,000 increase to depreciation primarily related to depreciation of lab equipment and leasehold improvements, and $128,000 increase in preclinical research. These increases were partially offset by a decrease of $123,000 in recruiting costs.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED MARCH 31,		INCREASE
	2022	2021	(DECREASE)
Employee-related	$1,571	$1,031	$540
Professional and consulting fees	1,040	749	291
Insurance	700	6	694
Occupancy	48	63	(15)
Other	241	86	155
	$3,600	$1,935	$1,665

General and administrative expenses were $3.6 million for the three months ended March 31, 2022 compared with $1.9 million for the three months ended March 31, 2021 and consisted primarily of $1.6 million and $1.0 million, respectively, of employee-related costs, including $350,000 and $316,000, respectively, of non-cash stock compensation expense, $1,040,000 and $749,000, respectively, of professional and consulting fees, $700,000 and $6,000, respectively, of insurance costs. The increase of $1.7 million was primarily due to an increase of $694,000 in insurance expense, $540,000 in employee related costs as we increased our general and administrative headcount to manage growth and operate as a public company, and an increase of $291,000 in professional and consulting fees. Insurance expense increased due to the cost of directors and officers insurance upon completion of the IPO. The increase in professional and consulting fees is primarily due to an increase in fees paid to public relations consultants and legal and accounting firms.

Grant income

Grant income was $0 and $191,000 for the three months ended March 31, 2022 and March 31, 2021, respectively. Grant income for the three months ended March 31, 2021 represents amounts received under a grant from the National Institutes of Health for development of CAN-2409 for use as a therapy for pancreatic cancer. This grant was completed in at December 31, 2021.

Interest, dividend and investment expense, net

Interest, dividend and investment expense was $174,000 for the three months ended March 31, 2022 compared with an expense of $12,000 for the three months ended March 31, 2021 and represents the interest expense on our debt obligations, which is net of earnings on our cash equivalents. The increase is primarily due to increased interest expense incurred as a result of increased borrowing in the first quarter of 2022.

Change in fair value of warrant liability

The change in fair value of our warrant liability was a decrease in value of $8.3 million for the three months ended March 31, 2022 compared with no change in the value for the three months ended March 31, 2021. The decrease in the warrant liability value for the three months ended March 31, 2022 is primarily due to the decrease in our stock price from December 31, 2021 to March 31, 2022.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials for our product candidates, developing our manufacturing capabilities which will include the cost of establishing a relationship with contract manufacturers to support commercial launch of our product candidate CAN-2409 and costs associated with equipping our laboratory and clinical manufacturing facility to support clinical trials and commercialization and providing general and administrative support for our operations, including the cost associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through government grants and proceeds from the sale of convertible notes, sales of common stock and our convertible preferred stock, and proceeds from debt financing with Silicon Valley Bank or SVB. As of March 31, 2022, we have raised approximately $160.6 million, including $15.4 million of government grants, $66.1 million from the sale of convertible preferred stock, and $79.1 million from the sale of our common stock in our IPO. In addition, in February 2022, we borrowed

$20.0 million under the loan and security agreement, or the Loan Agreement, with SVB. Our cash and cash equivalents totaled $94.3 million as of March 31, 2022. We had $20.6 million of long-term debt as of March 31, 2022.

Cash flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Net cash used in operating activities	$(8,053)	$(5,627)
Net cash used in investing activities	(171)	(229)
Net cash provided by financing activities	19,916	112
Net increase (decrease) in cash and cash equivalents	$11,692	$(5,744)

Cash flows for the three months ended March 31, 2022 and 2021

Operating activities

Net cash used in operating activities for the three months ended March 31, 2022 was $8.1 million, primarily consisting of a net loss of $874,000 as we incurred expenses associated with our clinical programs and we increased our headcount. In addition, we had non-cash income of $8.3 million as a result of the change in the fair value of our warrant liability. Non-cash income was partially offset by $761,000 in non-cash charges primarily related to depreciation and non-cash stock compensation expense. Net cash used in operating activities was also impacted by $347,000 in changes in operating assets and liabilities, primarily driven by a decrease of $979,000 in prepaids and other current assets, which was partially offset by an increase in $579,000 in accounts payable.

Net cash used in operating activities for the three months ended March 31, 2021 was $5.6 million, primarily consisting of a net loss of $4.5 million. In addition, we had non-cash charges of $477,000 primarily as a result of $431,000 of non-cash stock compensation expense. Net cash used in operating activities was also impacted by $1.6 million in changes in operating assets and liabilities, primarily driven by an increase of $1.3 million in accrued expenses.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2022 was $171,000 and consisted of the purchase of fixed assets.

Net cash used in investing activities for the three months ended March 31, 2021 was $229,000 and consisted of the purchase of fixed assets.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $19.9 million and primarily consisted of $19.9 million of net proceeds from a term loan with a bank.

Net cash provided by financing activities for the three months ended March 31, 2021 was $112,000 and consisted of $77,000 of proceeds from exercise of warrants and $35,000 of proceeds from the exercise of stock options.

Funding requirements

We expect our operating expenses to increase substantially in the future in connection with our ongoing activities, particularly as we advance CAN-2409 and CAN-3110 through research and development, clinical trials, develop our manufacturing capabilities with a CMO and build our laboratory and clinical manufacturing facility, as we research and develop additional product candidates including preclinical activities and as we prepare for marketing approval and commercialization. We also expect to incur additional costs associated with operating as a public company.

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

We believe that our existing cash and cash equivalents as of March 31, 2022, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual obligations and commitments

The following is a summary of our contractual obligations and commitments as of March 31, 2022:

	PAYMENTS DUE BY PERIOD
	(in thousands)
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS
Operating lease obligation (1)	$2,635	$571	$1,188	$876
Total	$2,635	$571	$1,188	$876

(1)
Represents future minimum lease payments under our operating lease for office and laboratory space at our Needham, Massachusetts facility.

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

Critical accounting estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may materially differ from these estimates under different assumptions or conditions.

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

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. Most of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to the following:

▪
contractors and vendors working on the construction and development of our laboratory and manufacturing facility;
▪
clinical trial sites where patients are being treated with our product candidates; and
▪
consultants providing services related to process development, regulatory and other services.
▪
CMO's who are manufacturing commercial scale quantities of our product candidates

Actual services performed may vary from our estimates, resulting in adjustments to research and development costs or inventories in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our results of operations.

Determination of fair value of warrants

In connection with the Series B Convertible Preferred Stock issuance, the Company issued warrants to purchase shares of common stock of which certain warrants are shown as a liability on the balance sheet. The fair value of the warrants was determined based on significant inputs not observable in the market. The fair value of the warrants uses various valuation methods, including the Monte Carlo method, the option-pricing method, probability-weighted expected return and the hybrid method, all of which incorporate assumptions and estimates, to value the common stock warrants. The hybrid method is often used when a company is expecting a liquidity event in the near future and is a combination of the option-pricing and probability-weighted expected return methods. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares of common stock prior to the IPO, risk-free interest rate, expected dividend yield, expected volatility of the price of the underlying preferred stock, and the remaining contractual term of the warrants. The most significant assumption in the model impacting the fair value of the common stock warrants is the fair value of the Company’s common stock as of each remeasurement date. Prior to the IPO, the Company determined the fair value per share of the underlying common stock by taking into consideration the most recent sales of preferred stock, results obtained from third-party valuations and additional factors that were deemed relevant.

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
▪
the likelihood of achieving a liquidity event, such as an initial public offering or sale of our company considering prevailing market conditions; and
▪
the analysis of initial public offerings and the market performance of similar companies in the biotechnology industry.

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

Recent accounting pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations, or cash flows is disclosed in Note 2 to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed during fiscal 2020 and 2021 and remain unremediated as of March 31, 2022. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. The material weaknesses we identified are related to;

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

(2) the fact that we lacked proper monitoring of entity level controls and segregation of duties due to our small accounting staff.

Remediation Activities

Management has been actively engaged in remediating the above described material weaknesses. The following remedial actions have been taken as of March 31, 2022:

(1) We hired an experienced Chief Financial Officer in December 2020 with experience serving as acting chief financial officer of a public company and serving as an audit partner at a major accounting firm and we hired a Controller in November 2021 with experience working at a public company and as a manager at a major public accounting firm.

(2) We strengthened supervisory reviews by our financial management.

(3) We expanded our accounting and finance team to add additional qualified accounting and finance resources, including augmenting our finance team with third-party consultants that possess the required expertise to assist management with their review, as necessary.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. In these circumstances, the market price of our common stock would likely decline. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Forward Looking Statements” for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below.

Risks Related to Our Business, Financial Position and Capital Requirements

We are a biopharmaceutical company with a limited operating history and have not generated any revenue to date from product sales.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated under the laws of the State of Delaware in June 2003. Since inception, we have focused substantially all of our efforts and financial resources on raising capital and developing our initial product candidates. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors in private equity financings and from the proceeds of the IPO. From our inception through March 31, 2022, we raised an aggregate of $145.2 million of gross proceeds from such transactions. In addition, in February 2022, we borrowed $20.0 million under the Loan Agreement with SVB. As of March 31, 2022, our cash and cash equivalents were $94.3 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $81.2 million as of March 31, 2022. For the three months ended March 31, 2022 and 2021, we reported net losses of $874,000 and $4.5 million, respectively. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to do so in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to significantly increase in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We are incurring additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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
▪
successfully enroll subjects in, and complete, clinical trials for our oncolytic viral immunotherapy programs;
▪
implement measures to help minimize the risk of COVID-19 to our employees as well as patients enrolled in our clinical trials;
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

The development of pharmaceutical products is capital-intensive. We are currently advancing our product candidates through clinical development across a number of potential indications. We are currently conducting a Phase 3 clinical trial for CAN-2409 in newly diagnosed localized prostate cancer in intermediate and high-risk patients for which we completed enrollment in September of 2021 and expect to receive final data readout in the end of 2024. Our second program using CAN-2409 is for the treatment of a type of brain cancer called high grade glioma. We expect to be ready to initiate a potentially registrational Phase 3 clinical trial in this indication in the middle of 2022. Our third program using CAN-2409 is for the treatment of NSCLC. We have an ongoing Phase 2 trial with initial clinical data that will be presented at ASCO between June 3, 2022 and June 7, 2022. If the Phase 2 clinical trial is positive (based on the complete dataset), this may warrant the initiation of a potentially registrational Phase 3 clinical trial. Consequently, we expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue our ongoing clinical trials or initiate future trials and pursue the research and development of, and seek marketing approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts, and may be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

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
▪
the timing of, and the costs involved in, obtaining marketing approvals for CAN-2409 in newly diagnosed localized prostate cancer, NSCLC, pancreatic cancer, and high grade glioma as well as for CAN-3110 in our initial target indication of recurrent high-grade glioma and our other potential product candidates that we may develop;
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

If we are unable to obtain funding at acceptable terms on a timely basis, we may be required to significantly curtail, delay, or discontinue one or more of our research or development programs or the commercialization of any product candidate or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

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

Any of the above-listed factors could materially adversely affect our business, financial condition, results of operations, and cash flows. The SVB Loan Agreement also contains certain covenants, including limitations on, among other things, additional indebtedness, making certain dispositions, paying dividends in certain circumstances, and making certain acquisitions and investments. Any failure to comply with the terms, covenants and conditions of the SVB Loan Agreement may limit our ability to draw upon additional tranches of term loans and may result in an event of default under such agreement, which could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Product Development

Our business is dependent on the success of our lead product candidate, CAN-2409, as well as CAN-3110 and any other product candidates that we advance into the clinic. All of our product candidates will require additional development before we may be able to seek regulatory approval for and launch a product commercially.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to our CAN-2409 program, which is currently our lead product candidate. We are currently conducting, as part of our most advanced CAN-2409 program, a Phase 3 clinical trial under an SPA for CAN-2409 in patients with newly diagnosed localized prostate cancer who have an intermediate or high-risk for progression. We completed enrollment for this trial in September 2021 and expect to receive a final data readout at the end of 2024. We are also conducting a Phase 2 clinical trial of CAN-2409 in patients with NSCLC in combination with immune checkpoint inhibitors. We will present initial clinical data from this trial at ASCO, which is scheduled to take place between June 3 and June 7, 2022. We are also evaluating CAN-2409 in high-grade glioma and expect to be ready to initiate a potentially registrational Phase 3 trial in this indication in the middle of 2022. Additionally, we have an ongoing investigator-initiated Phase 1 clinical trial for CAN-3110, our most advanced HSV product candidate, in recurrent high-grade glioma and reported additional biomarker results in November of 2021. If CAN-2409 encounters safety or efficacy issues, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We can provide no assurance that CAN-2409, CAN-3110 or any other product candidates we develop will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. If we were required to discontinue development of CAN-2409 or CAN-3110, or if CAN-2409 or CAN-3110 do not receive regulatory approval or fail to achieve significant market acceptance, we would be delayed by many years in our ability to achieve profitability, if ever.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, including CAN-2409, CAN-3110 or any other product candidates we develop, we must demonstrate the safety and efficacy of our product candidates for use in each target indication through lengthy, complex, and expensive preclinical studies and clinical trials. Failure can occur at any time during the preclinical study and clinical trial processes and there is a high risk of failure, so we may never succeed in developing marketable products. Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety and efficacy necessary to obtain regulatory approval to market any of our product candidates. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety or efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. While we are currently in Phase 3 clinical trials for CAN-2409 and are in early stages of clinical development for CAN-3110, it is likely, as is the case with many oncology therapies, that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. As we commence new clinical trials and continue our ongoing clinical trials, issues may arise that could suspend or terminate such clinical trials. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after positive results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Notwithstanding any potential promising results in earlier studies and trials, we cannot be certain that we will not face similar setbacks. In addition, the results of our preclinical animal studies, including our oncology mouse studies and other animal studies, may not be predictive of the results of outcomes in human clinical trials. For example, our oncology product candidates that are in preclinical development may demonstrate different chemical and biological properties in patients than they do in laboratory animal studies or may interact with human biological systems in unforeseen or harmful ways.

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

We have concentrated all of our research and development efforts on our CAN-2409 and CAN-3110 product candidates, and our future success depends on the successful development of these therapeutic approaches. In particular, CAN-2409 utilizes an adenovirus to activate the innate and adaptive immune system. To our knowledge, there are no FDA-approved products for the treatment of cancer that utilize the adenovirus.

We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. Few oncolytic viral immunotherapies have been approved globally or by the FDA to date. While the first oncolytic viral immunotherapy, talimogene laherparepvec (Imlygic, Amgen), has received FDA approval, regulatory agencies have reviewed relatively few oncolytic viral immunotherapy product candidates such as CAN-2409 and CAN-3110. This may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our product candidates. Further, any oncolytic viral immunotherapies that are approved may be subject to extensive post-approval regulatory requirements, including requirements pertaining to manufacturing, distribution and promotion. We may need to devote significant time and resources to compliance with these requirements.

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

Our CAN-2409 product candidate is being developed to be used in combination with the prodrug valacyclovir, which is a small molecule drug marketed for treatment of herpes infections. In the future, we may develop other product candidates to be used with one or more currently approved other therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

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

The development and commercialization of new product candidates is highly competitive. We face competition from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others with respect to CAN-2409 and CAN-3110 and will face similar competition with respect to any product candidates that we may seek to develop or commercialize in the future. We compete in pharmaceutical, biotechnology and other related markets that develop immuno-oncology therapies for the treatment of cancer. There are other companies working to develop oncolytic viral immunotherapies for the treatment of cancer including divisions of large pharmaceutical and biotechnology companies of various sizes. The large pharmaceutical and biotechnology companies that have commercialized and/or are developing immuno-oncology treatments for cancer include AstraZeneca, Bristol-Myers Squibb, Gilead Sciences, Merck, Novartis, Pfizer, Regeneron and Roche/Genentech.

Some of the products and therapies developed by our competitors are based on scientific approaches that are the same as or similar to our approach, including with respect to the use of oncolytic viral immunotherapy with adenovirus and HSV. Other competitive products and therapies are based on entirely different approaches. We are aware that Oncorus, Replimune, Amgen, Immavir, Fergene and IconOVir, among others, are developing oncolytic viral immunotherapies that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We have obtained orphan drug designation for CAN-2409 for use in combination with an anti-herpetic prodrug for treatment of high grade glioma; however, we may be unable to maintain this designation or obtain orphan drug designation for our other product candidates, and we may not be able to realize the benefits of such designation, including potential marketing exclusivity of our product candidates, if approved.

As part of our business strategy, we sought and have received orphan drug designation for CAN-2409 for use in combination with an anti-herpetic prodrug for treatment of high-grade glioma; however, we may not be able to maintain this status. We may also seek additional orphan drug designations for CAN-2409 and for certain of our future product candidates, and we may be unsuccessful in obtaining such designations. Regulatory authorities in some jurisdictions, including the United States and other major markets, may designate drugs and biologics intended to treat conditions or diseases affecting relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

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

Even though we have obtained orphan drug designation for CAN-2409 for use in combination with an anti-herpetic prodrug for treatment of high-grade glioma, and even if we are able to obtain orphan drug exclusivity for a future product candidate, that exclusivity may not effectively protect the relevant product candidate from competition because different therapies can be approved for the same condition and the same therapies can be approved for different conditions but used off-label for the orphan disease. Even after an orphan drug is approved, the FDA may subsequently approve another product for the same condition if the FDA concludes that the latter product is not the same product or is clinically superior to the protected orphan drug because it is shown to be safer or more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the orphan indication for which it was designated. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we have obtained orphan drug designation for CAN-2409 for use in combination with an anti-herpetic prodrug for treatment of high-grade glioma, we may not be able to maintain such designation; and while we may seek orphan drug designation for applicable indications for any future product candidates, we may never receive such designations. Even though we have received such designation for CAN-2409, and may receive further such designations in the future, there is no guarantee that we will enjoy the benefits of those designations. In addition, the FDA may reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Separately, in response to the COVID-19 pandemic, since March, 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Additionally, as of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required, and due to the COVID-19 pandemic and related travel restrictions, the FDA may be unable to complete such required inspections during the review period. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and that a remote interactive evaluation is not adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

We must comply with requirements concerning advertising and promotion for any product candidates for which we obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, the Department of Health and Human Services's, or HHS's, Office of Inspector General, state attorneys general, members of Congress and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA approval for desired uses or indications for CAN-2409, CAN-3110 and future product candidates, we may not market or promote them for those indications and uses, referred to as off-label uses, and our business, financial condition, results of operations, stock price and prospects will be materially harmed. We also must sufficiently substantiate any claims that we make for any products, including claims comparing those products to other companies’ products, and must abide by the FDA’s strict requirements regarding the content of promotion and advertising.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biologic products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty.

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

As a public company, we are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management are required to assess the effectiveness of these controls annually. However, for as long as we are an EGC under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an EGC for up to five years. Our assessment of internal controls and procedures may not detect material weaknesses in our internal control over financial reporting. In addition to the material weaknesses described above, other material weaknesses in our internal control over financial reporting may go undetected and could lead to financial statement restatements and require us to incur the expense of remediation, which could have a negative effect on the trading price of our stock.

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

We are subject to many federal and state healthcare laws, such as the federal Anti-Kickback Statute, the federal civil and criminal False Claims Acts, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, or VHCA, HIPAA, the FCPA, the ACA and similar state laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws, and regulations pertaining to fraud and abuse, reimbursement programs, government procurement, and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. In the European Union, the data privacy laws are generally stricter than those which apply in the United States and include specific requirements for the collection of personal data of European Union persons or the transfer of personal data outside of the European Union to the United States to ensure that European Union standards of data privacy will be applied to such data.

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

For certain product candidates, we depend, or will depend, on our development and commercial collaborators to develop, conduct clinical trials of, and, if approved, commercialize product candidates. We have entered into a collaboration with Bristol-Myers Squibb Company, or BMS, and the Adult Brain Tumor Consortium, or ABTC, for a Phase 1b clinical trial in high-grade glioma patients. We cannot provide assurance that our collaborators will be successful in or that they will devote sufficient resources to these collaborations. If our current or future collaboration and commercialization partners do not perform in the manner we expect or fail to fulfill their responsibilities in a timely manner, or at all, if our agreements with them terminate or if the quality or accuracy of the clinical data they obtain is compromised, the clinical development, regulatory approval and commercialization efforts related to their and our product candidates and products could be delayed or terminated and it could become necessary for us to assume the responsibility at our own expense for the clinical development of such product candidates. Moreover, our ability to generate revenues from these collaborations and product candidates will depend on such collaborators’ abilities to perform in the manner we expect or fulfill their responsibilities in a timely manner, and delays by collaborators, or caused by other collaboration contract obligations, may result in a delay of our ability to disclose data.

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
▪
we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our stockholders about the status of such product candidates;
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

We have supplied and may continue to supply and otherwise support third party research, including investigator-initiated clinical trials. Investigator-initiated clinical trials pose similar risks as those set forth elsewhere in this “Risk Factor” section relating to our internally-sponsored clinical trials, but because we are not be the sponsors of these trials, we have less control over the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment. Additionally, third party clinical research has been and may continue to be conducted with CAN-3110 and CAN-2409 which was not provided by us. The conduct or findings of these trials may have a negative impact on our development programs notwithstanding that we have little involvement or control over these trials. As a result, we are subject to additional risks associated with the way investigator-initiated trials are conducted. In particular, for trials in which we supply drug product, we may be named in lawsuits that would lead to increased costs associated with legal defense. Additional risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data. Third-party investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator-initiated clinical trials could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates and the public perception of our product candidates. As a result, our lack of control over the conduct and timing of and communications with the FDA and other regulatory authorities regarding investigator-sponsored trials may expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the commercial prospects for our product candidates. In addition, third parties that are investigating product candidates which have not been provided by us may seek and obtain regulatory approval of product candidates before we do, which may adversely affect our development strategy and eligibility for certain exclusivities for which we may otherwise be eligible.

We have completed and may in the future complete related party transactions that were not and may not be conducted on an arm’s length basis.

We have in the past been and continue to be party to certain transactions with certain entities affiliated with Estuardo Aguilar-Cordova, our founder and former Chief Scientific Officer, and Laura Aguilar, our former Chief Medical Officer. For instance, we have entered into an exclusive license agreement with Ventagen, LLC (Ventagen), an entity owned in part (49.5%), though not managed, by Estuardo Aguilar-Cordova and Laura Aguilar, for the use of worldwide patent rights and know-how owned or controlled by us which cover applicable technology utilizing the delivery method of the herpes derived TK protein to tumors or other tissues via a viral vector.

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

As of May 4, 2022, Estuardo Aguilar-Cordova and Laura Aguilar beneficially owned 6,339,579 shares of our common stock, or approximately 22.1% of our total outstanding capital stock as of such date. Accordingly, they will continue to have significant influence over all business decisions, including with respect to such matters as amendments to our charter, other fundamental corporate transactions, such as mergers, asset sales, and the sale of the Company, and otherwise will be able to influence our business and affairs. In connection with the IPO, we adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions.

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

Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and biopharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post-grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and biopharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of May 4, 2022, we have outstanding a total of 28,693,151 shares of common stock.

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

The existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 60.8% of our outstanding common stock with Estuardo Aguilar-Cordova and

Laura Aguilar (together, both directly and indirectly) beneficially owning approximately 22.1% of our outstanding common stock, and with entities and persons affiliated with PBM Capital beneficially owning approximately 29.3% of our outstanding common stock. In addition, Diem Nguyen, who is a member of our Board of Directors, is currently Chief Executive Officer of Xalud Therapeutics, Inc., which is majority-owned by PBM Capital. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by

▪
delaying, deferring or preventing a change of control of us;
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

In connection with the November 13, 2018 issuance of Series B Preferred Stock, we issued warrants to purchase 3,672,484 shares of common stock for $6.81 per share to a purchaser of our Series B Preferred Stock which were immediately and remain fully exercisable upon issuance, or the Unconditional Series B Warrants. We also issued warrants for the purchase of up to an additional 3,672,484 shares of common for $6.81 per share, or the Conditional Series B Warrants. As amended on July 14, 2021, each of the Unconditional Series B Warrants and Conditional Series B Warrants expire in November 2025. The Conditional Series B Warrants are only exercisable in the event that we achieve certain financial conditions as follows: 918,121 shares vest upon (1) a financing event effected through the sale of our equity securities to third parties resulting in at least $20,000,000 in gross proceeds, or a Financing Event, with a per share price of $12.47, or (2) an average market price (determined over a consecutive 10-day period) of $12.47 per share; an additional 918,121 shares vest upon (1) a Financing Event with a price per share of $13.20, or (2) an average market price (determined over a consecutive 10-day period) of, $13.20 per share; an additional 918,121 shares vest upon (1) a Financing Event with a per share price of $13.94, or (2) an average market price (determined over a consecutive 10-day period) of, $13.94 per share; and an additional 918,121 shares vest upon (1) a Financing Event with a per share price of $14.68, or (2) an average market price (determined over a consecutive 10-day period) of, $14.68 per share. The Unconditional Series B Warrants contain provisions allowing for cash and on a cashless exercise basis. The Conditional Series B Warrants are only exercisable in connection with the first to occur of (i) a sale of the Company, which did not result from the consummation of the IPO, or (ii) the Conditional Series B Warrants’ expiration in November 2025. The Conditional Series B Warrants contain provisions allowing for cash and on a cashless exercise basis in connection with a sale event, and only on a cashless exercise basis in connection with the Conditional Series B Warrants’ expiration in November 2025. The exercise of these warrants in full, assuming vesting in full of the Conditional Series B Warrants and no net exercise, would result in an additional 7,344,968 shares of common stock outstanding, resulting in substantial dilution to stockholders who hold our common stock. In addition, if the holders of these warrants, including PBM Capital, were to exercise such warrants in full, these holders could then have significant influence over the outcome of any stockholder vote, including the election of directors and the approval of mergers or other business combination transactions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 29, 2021, we issued and sold 9,000,000 shares of our common stock in the IPO, at a public offering price of $8.00 per share, and on August 13, 2021, we issued and sold an additional 887,994 shares of our common stock pursuant to the exercise in part by the underwriters of their over-allotment option to purchase additional shares at the same public offering price.

The offer and sale of all the shares in the IPO, inclusive of the underwriters’ exercise in part of their over-allotment option, were registered under the Securities Act pursuant to a registration statement on Form S-1 (Reg. No. 333-257444), as amended, which was declared effective by the SEC on July 26, 2021. Jefferies LLC, Credit Suisse Securities (USA) LLC, BMO Capital Markets Corp. and UBS Securities LLC acted as joint book-running managers for the offering. Upon completion of the IPO, inclusive of the underwriters’ exercise in part of their over-allotment option, we received approximately $71.3 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us of approximately $7.6 million. No payments for any expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

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
10.6

Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated February 24, 2022 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2022)

10.7#

Employment Agreement by and between Candel Therapeutics and Francesca Barone dated February 3, 2022 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2022)

10.8*#	Employment Agreement by and between Candel Therapeutics and Seshu Tyagarajan dated April 14, 2022

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

+ The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to be furnished with this Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Candel Therapeutics, Inc.

Date: May 12, 2022	By:	/s/ Paul Peter Tak
Paul Peter Tak
President and Chief Executive Officer

Date: May 12, 2022	By:	/s/ John Canepa
John Canepa
Chief Financial Officer (Principal financial officer and principal accounting officer)