Form 10-Q
period 2022-06-30
Candel Therapeutics, Inc.
filed 2022-08-05
CIK 1841387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, the registrant had 28,891,909 shares of common stock, $0.01 par value per share, outstanding.

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

SUMMARY OF THE MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in Part II, Item 1A - Risk Factors in this Form 10-Q. These risks include, among others:

•
We are a biopharmaceutical company with a limited operating history and we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years and may never achieve or maintain profitability. Our net loss was $5.0 million and $21.6 million for the six months ended June 30, 2022 and 2021, respectively.
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

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Candel Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	JUNE 30, 2022	DECEMBER 31, 2021
Assets
Current assets:
Cash and cash equivalents	$86,782	$82,642
Prepaid expenses and other current assets	544	2,303
Total current assets	87,326	84,945
Fixed assets, net	4,545	3,836
Lease right of use assets	1,164	—
Restricted cash	266	424
Total assets	$93,301	$89,205
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,584	$1,590
Accrued expenses	3,791	3,438
Current portion of lease liability	440	—
Other current liabilities	63	334
Total current liabilities	5,878	5,362
Deferred rent	—	894
Term loan payable to a bank	20,026	—
Other long-term debt	604	560
Lease liability, net of current portion	1,725	—
Warrant liability	4,996	18,252
Total liabilities	33,229	25,068
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021, no shares issued or outstanding at June 30, 2022 and December 31, 2021, respectively.	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at June 30, 2022 and December 31, 2021; 29,014,517 and 28,689,842 shares issued at June 30, 2022 and December 31, 2021, respectively; 28,891,909 and 28,689,842 shares outstanding at June 30, 2022 and December 31, 2021, respectively.	290	286
Additional paid-in capital	145,548	144,146
Treasury stock (at cost)	(448)	—
Accumulated deficit	(85,318)	(80,295)
Total stockholders’ equity	60,072	64,137
Total liabilities and stockholders’ equity	$93,301	$89,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Research and development service revenue, related party	$31	$31	$63	$63
Operating expenses:
Research and development	5,022	3,292	10,438	6,048
General and administrative	3,762	2,040	7,364	3,972
Total operating expenses	8,784	5,332	17,802	10,020
Loss from operations	(8,753)	(5,301)	(17,739)	(9,957)
Other income (expense):
Grant income	—	605	—	796
Interest, dividend and investment income (expense), net	(365)	(15)	(540)	(28)
Change in fair value of warrant liability	4,969	(12,369)	13,256	(12,369)
Total other income (expense), net	4,604	(11,779)	12,716	(11,601)
Net loss	$(4,149)	$(17,080)	$(5,023)	$(21,558)
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(1.46)	$(0.17)	$(1.85)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	28,810,224	11,720,530	28,750,431	11,684,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel ThErapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2021	28,689,842	$286	—	$-	$144,146	$(80,295)	$64,137
Options exercised	324,675	4	—	—	472	—	476
Treasury stock acquired	—	—	(122,608)	(448)	0	—	(448)
Stock-based compensation	—	—	—	—	1,552	—	1,552
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(622)	—	(622)
Net loss	—	—	—	—	—	(5,023)	(5,023)
Balance, June 30, 2022	29,014,517	$290	(122,608)	$(448)	$145,548	$(85,318)	$60,072

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, March 31, 2022	28,693,151	$287	—	$-	$144,644	$(81,169)	$63,762
Options exercised	321,366	3	—	—	467	—	470
Treasury stock acquired	—	—	(122,608)	(448)	—	—	(448)
Stock-based compensation	—	—	—	—	724	—	724
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(287)	—	(287)
Net loss	—	—	—	—	—	(4,149)	(4,149)
Balance, June 30, 2022	29,014,517	$290	(122,608)	$(448)	$145,548	$(85,318)	$60,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel ThErapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share and per share amounts)

(unaudited)

	SERIES B CONVERTIBLE PREFERRED STOCK		SERIES C CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY (DEFICIT)
Balance, December 31, 2020	11,155,506	$26,560	6,032,170	$22,500	11,635,094	$116	$20,493	$(44,171)	$(23,562)
Options exercised	—	—	—	—	24,410	—	35	—	35
Warrants exercised	—	—	—	—	72,385	1	409	—	410
Stock-based compensation	—	—	—	—	—	—	1,250	—	1,250
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	—	—	250	—	250
Net loss	—	—	—	—	—	—	—	(21,558)	(21,558)
Balance, June 30, 2021	11,155,506	$26,560	6,032,170	$22,500	11,731,889	$117	$22,437	$(65,729)	$(43,175)

	SERIES B CONVERTIBLE PREFERRED STOCK		SERIES C CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY (DEFICIT)
Balance, March 31, 2021	11,155,506	$26,560	6,032,170	$22,500	11,673,135	$117	$21,035	$(48,649)	$(27,497)
Options exercised	—	—	—	—	58,754	—	333	—	333
Stock-based compensation	—	—	—	—	—	—	819	—	819
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	—	—	250	—	250
Net loss	—	—	—	—	—	—	—	(17,080)	(17,080)
Balance, June 30, 2021	11,155,506	$26,560	6,032,170	$22,500	11,731,889	$117	$22,437	$(65,729)	$(43,175)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(5,023)	$(21,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	352	33
Non-cash stock compensation expense	930	1,500
Non-cash lease expense	101	—
Non-cash interest expense	44	39
Change in fair value of warrant liability	(13,256)	12,369
Accretion of debt discount	115	—
Paycheck protection program loan forgiveness	—	(464)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,760	(18)
Accounts payable	(161)	(177)
Accrued expenses	276	(1,228)
Deferred revenue	(63)	(63)
Deferred rent	—	(13)
Lease liability	(225)	—
Other long term assets	—	(506)
Net cash used in operating activities	(15,150)	(10,086)
Cash Flows from Investing Activities:
Purchase of fixed assets	(806)	(939)
Net cash used in investing activities	(806)	(939)
Cash Flows from Financing Activities:
Net proceeds from bank term loan	19,910	—
Proceeds from option exercises	28	35
Proceeds from warrant exercises	—	410
Net cash provided by financing activities	19,938	445
Net increase (decrease) in cash	3,982	(10,580)
Cash, cash equivalents and restricted cash at beginning of period	83,066	35,319
Cash, cash equivalents and restricted cash at end of period	$87,048	$24,739
Supplemental cash flow information:
Cash paid for taxes	$133	$21
Cash paid for interest	$328	$-
Supplemental disclosures of non-cash information:
Lease liability arising from obtaining right-of-use assets	$2,368	$-
Capital expenditures in accounts payable and accrued expenses	$254	$1,612
Common stock exchange for option exercise	$448	$-

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

The Company has funded its operations primarily with proceeds from the sale of its capital stock and convertible notes. The Company has incurred recurring losses since its inception, including a net loss of $5.0 million and $21.6 million for the six months ended June 30, 2022 and 2021, respectively. In addition, as of June 30, 2022, the Company had an accumulated deficit of $85.3 million. The Company expects to continue to generate operating losses for the foreseeable future. On July 29, 2021, the Company completed its initial public offering of common stock, or the IPO, at which time the Company issued 9,000,000 shares of its common stock at a price to the public of $8.00 per share, and on August 13, 2021, the Company issued an additional 887,994 shares of common stock at $8.00 per share as a partial exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds to the Company of $71,335, after deducting underwriting discounts and commissions and offering expenses. Upon closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 7,066,398 shares of common stock.

The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. The Company believes that existing resources will fund planned operations for at least 12 months from the date that these condensed consolidated financial statements were available to be issued.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity (deficit) for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K ("Form 10-K") on file with the SEC.

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

Restricted cash

The Company has $266 and $424 of restricted cash as of June 30, 2022 and December 31, 2021, respectively, which represents cash held in a restricted bank account under the terms of the Company’s Needham, Massachusetts facility lease and at December 31, 2021, as security for the Company credit card.

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

Leases

The Company adopted ASC 842 as of January 1, 2022 and elected the transition method under ASU 2016-02 whereby the Company records a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The Company also elected to apply the practical expedients intended to ease transition. Accordingly, the Company has only applied ASC 842 to leases existing as of January 1, 2022. The Company determines if an arrangement is, or contains, a lease at inception.

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

The Company generally expenses the fair value of its share-based compensation awards to employees and non-employees on a straight-line basis over the requisite service period, which is generally the vesting period.

Government grants

The Company has applied for grants for the reimbursement of expenditures with the National Institutes of Health ("NIH") for certain qualified operating expenditures. The Company recognizes government grants when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received.

Government grants for research and development efforts are recorded as grant income and classified in other income in the statements of operations. The Company had no government grant revenue in 2022 and recognized government grant revenue of $605 and $796 for the three and six months ended June 30, 2021. Grant income is recognized as a component of other income/(expense), net in the condensed consolidated statements of operations. The Company's grant with the NIH was completed at the end of 2021.

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC Topic 740, Income Taxes (ASC 740) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At June 30, 2022 and December 31, 2021, the Company has concluded that a full valuation allowance is necessary for its deferred tax assets (see Note 12).

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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2022 and 2021 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods where the Company reports a net loss attributable to common stockholders, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2022 and 2021.

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

3. Fair value of financial assets and liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	FAIR VALUE MEASUREMENTS AS OF JUNE 30, 2022 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	4,996	4,996
Total	$—	$—	$4,996	$4,996

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2021 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	18,252	18,252
Total	$—	$—	$18,252	$18,252

Valuation of warrant liability

In connection with the November 13, 2018 issuance of Series B convertible preferred stock, the Company issued warrants to purchase shares of common stock of which certain warrants are shown as a liability on the balance sheet, see Note 10. The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the warrant liability uses various valuation methods, including the Monte Carlo method, the option-pricing method, probability-weighted expected return and the hybrid method, all of which incorporate assumptions and estimates, to value the common stock warrants. The hybrid method is often used when a company is expecting a liquidity event in the near future and is a combination of the option-pricing and probability-weighted expected return methods. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares of common stock, risk-free interest rate, expected dividend yield, expected volatility of the price of the underlying common stock, and the remaining contractual term of the warrants. The most significant assumption in the model impacting the fair value of the common stock warrants is the fair value of the Company’s common stock as of each remeasurement date. Prior to the IPO, the Company determined the fair value per share of the underlying common stock by taking into consideration the most recent sales of preferred stock, results obtained from third-party valuations and additional factors that are deemed relevant.

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined by Level 3 inputs:

SERIES B WARRANT LIABILITY
Balance at December 31, 2021	$18,252
Change in fair value	(13,256)
Balance at June 30, 2022	$4,996

4. Fixed assets, net

Fixed assets, net consisted of the following:

	JUNE 30, 2022	DECEMBER 31, 2021
Laboratory equipment	$1,037	$77
Manufacturing equipment	933	933
Furniture and fixtures	156	112
Networking and computer equipment	81	72
Leasehold improvements	3,042	2,994
Total fixed assets	$5,249	$4,188
Less: accumulated depreciation	(704)	(352)
Fixed assets, net	$4,545	$3,836

Depreciation and amortization expense for the three and six months ended June 30, 2022 was $187 and $352, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2021 was $7 and $33, respectively.

5. Accrued expenses

Accrued expenses consisted of the following:

	JUNE 30, 2022	DECEMBER 31, 2021
Payroll and employee related expenses	$2,182	$2,096
Third-party research and development expenses	897	632
Professional fees and other	712	710
	$3,791	$3,438

6. Term Loan payable to a Bank

On February 24, 2022, the Company entered into a loan and security agreement (the "Loan Agreement") with Silicon Valley Bank ("SVB") pursuant to which SVB has agreed to provide term loans to the Company in an aggregate principal amount of up to $25.0 million. The Company borrowed $20.0 million upon entering into the Loan Agreement. The Company can borrow up to an additional aggregate principal amount not to exceed $5.0 million, at any time on or prior to December 31, 2022, following the Company having provided evidence to SVB of (a) achievement of positive Phase 2 clinical activity data from the Company’s CAN-2409 NSCLC clinical trial, (b) dosing of its first patient in its Phase 3 CAN-2409 high-grade glioma clinical trial and (c) receipt on or prior to December 31, 2022, of net cash proceeds in an amount equal to at least $75.0 million from the issuance and sale of equity securities to investors acceptable to SVB. The term loan is secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property, which is subject to a negative pledge under the Loan Agreement.

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

During the three and six months ended June 30, 2022, the Company recorded interest expense relating to the Loan Agreement of $412 and $561, respectively. The weighted average effective interest rate as of June 30, 2022 was 8.17%.

The Company incurred $90 of debt issuance costs and will incur a $900 final payment fee, which were recorded as debt discount and are being amortized over the term of the Loan Agreement. See the table below for additional details;

JUNE 30, 2022
Principal	$20,000
Final payment fee	900
Less: debt discount	(989)
Accretion of debt discount	115
Net carrying amount	$20,026

7. Other long-term debt

Periphagen Note

On December 9, 2019, the Company entered into a series of asset purchase agreements with Periphagen, Inc., a biopharmaceutical company focused on the development of gene therapy vectors. Under the terms of the asset purchase agreements, the Company assumed a $1,000 promissory note bearing a contractual interest rate of 2% compounded annually, with the outstanding balance and accrued interest due upon maturity in November 2027, with no interim installments due. The estimated market rate for the Company for an unsecured loan with a maturity in November 2027 was determined to be 15.83%. Although the Company does not have a public credit rating, management estimates a CCC credit rating based on the Company’s financial position and stage of development. Using the commensurate rate for a CCC rated company and based on the amount due at maturity, the present value of the future cash outflow was determined to be $417 at the transaction date. As of June 30, 2022, the present value of future cash flows outflows is $604.

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

Disclosures under ASC 842

For the three and six months ended June 30, 2022, the Company has recorded $90 and $179, respectively of operating lease cost and for the three and six months ended June 30, 2022, the Company has recorded $44 and $92, respectively of variable lease cost. The total lease expense for the three and six months ended June 30, 2022 was $134 and $271, respectively.

Cash paid for amounts included in the lease liability for the three and six months ended June 30, 2022 was $141 and $281, respectively.

Other Information	JUNE 30, 2022
Operating cash flows used for operating leases	$281
Weighted-average remaining lease term	4.2
Weighted-average incremental borrowing rate	7.02%

The future lease payments under non-cancelable leases at June 30, 2022, are as follows:

2022	$286
2023	583
2024	598
2025	613
2026	415
Total future lease payments	2,496
Less: imputed interest	(331)
Total lease liability	$2,165

Disclosures under ASC 840

For the three and six months ended June 30, 2021, the Company recorded rent expense of $153 and $324, respectively.

The following table summarizes the future minimum lease payments due under the Company's facility lease as of December 31, 2021, presented in accordance with ASC 840, the relevant accounting standard at that time:

2022	$567
2023	583
2024	598
2025	613
2026	415
Total future lease payments	$2,776

9. Common stock and preferred stock

Preferred stock

The Company has authorized 10,000,000 shares of $0.01 par value preferred stock at June 30, 2022 and December 31, 2021.

Common stock

The Company has authorized 150,000,000 shares of $0.01 par value common stock at June 30, 2022 and December 31, 2021 of which 29,014,517 and 28,689,842 were issued as of June 30, 2022 and December 31, 2021, respectively. The Company had 28,891,909 and 28,689,842 outstanding shares as of June 30, 2022 and December 31, 2021, respectively. Common shares are voting and dividends may be paid when, as and if declared by the board of directors.

Common stock reserved

The Company has reserved the following shares of common stock for future issuance as of;

	JUNE 30, 2022	DECEMBER 31, 2021

Series B preferred conversion	—	—
Series C preferred conversion	—	—
Stock options outstanding	5,650,785	4,783,333
Shares available for future grant under stock option plan	1,854,464	1,878,997
Warrants	7,507,708	7,507,708
	15,012,957	14,170,038

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

10. Warrants

The Company has the following warrants outstanding for the purchase of common stock as of June 30, 2022 and December 31, 2021:

WARRANT	SHARES OF COMMON STOCK SUBJECT TO WARRANTS	EXERCISE PRICE PER SHARE	EXPIRATION DATES
Series B Warrants	3,672,484	$6.81	November 2023
Series B Conditional Warrants	3,672,484	$6.81	November 2023
NC Ohio Trust	162,740	$1.46	March 2029

Series B warrants

In connection with the November 13, 2018 issuance of Series B convertible preferred stock, the Company issued warrants to purchase 3,672,484 shares of common stock for $6.81 per share to the purchaser of the Series B preferred (the “Series B Warrants”) which are exercisable upon issuance. In addition, the Company issued to the same stockholder additional five-year warrants for the purchase of 3,672,484 shares of common for $6.81 per share which are only exercisable in the event that the Company completes a future financing that meets certain financial milestones or achieves certain share prices (the “Conditional Series B Warrants”). The Series B Warrants and the Conditional Series B Warrants contain provisions allowing cashless exercise. The Company recorded the Series B Warrants as a component of stockholder’s equity at the time of issuance at their estimated fair value of $2,124 and recorded the Conditional Series B Warrants as a liability on the condensed consolidated balance sheet as the number of shares used to calculate the settlement is not a fixed number of shares.

The Conditional Series B Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the condensed consolidated statements of operations. The Company will continue to recognize changes in the fair value of the Conditional Series B Warrants until each Conditional Series B Warrant is exercised, expires or qualifies for equity classification. The warrant liability fair value was $4,996 and $18,252 as of June 30, 2022 and December 31, 2021, respectively.

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

NC Ohio trust warrants

On March 20, 2019, the Company established the NC Incorporated Ohio Trust, an irrevocable trust funded by the Company. The beneficiary in the trust agreement has provided past services to the Company for more than 15 years and is a non-employee. The warrant provides the beneficiary the right to purchase 162,740 shares of the Company’s common stock, $0.01 par value at an exercise price of $1.46 per share, subject to adjustments as specified in the warrant agreement. The arrangement is unknown to the beneficiary as the arrangement is a silent trust. The Company recognizes the warrants as compensation expense within the condensed consolidated statement of operations and when the warrants are granted or at the service inception date if the service inception date precedes the grant date. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value previously used at the service inception date or subsequent reporting dates. As of June 30, 2022 and December 31, 2021, a grant date was not established as there was not a mutual understanding of key terms. The Company remeasures the fair value of the award at each reporting date, as the service date preceded the grant date. The value of the warrants for 162,740 shares of common stock was $447 and $1,069 as of June 30, 2022 and December 31, 2021, respectively, and was recorded as stock compensation expense within research and development expense and a credit to stockholders’ equity in the condensed consolidated financial statements.

11. Stock options, restricted stock and stock-based compensation

The Company’s 2015 Stock Plan, as amended, (the 2015 Plan) provides for the Company to sell or issue common shares or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. The 2015 Plan is administered by the board of directors and exercise prices, vesting and other restrictions are determined at its discretion. All stock option grants are non-statutory stock options except option grants to employees intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant, as determined in good faith by the board of directors at its sole discretion. Nonqualified stock options may be granted at an exercise price established by the board of directors at its sole discretion and the vesting periods may vary. Vesting periods are generally four years and are determined by the board of directors. Stock options become exercisable as they vest. Options granted under the 2015 Plan expire no more than ten years from the date of grant. As of June 30, 2022, there are no shares available for grants under the 2015 Plan and the 2015 Plan continues to govern the terms and conditions of the outstanding awards under the 2015 Plan.

On July 14, 2021, the Company’s 2021 Equity Incentive Plan, or the 2021 Plan, was approved by the Company’s stockholders, and became effective upon completion of the IPO and serves as the successor to the 2015 Plan. There are 2,054,000 shares of common stock reserved for issuance under the 2021 Plan and 1,854,464 shares remained available for grants as of June 30, 2022. Stock option activity is summarized as follows:

	NUMBER OF STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE
Outstanding as of December 31, 2021	4,783,333	$2.34
Granted	1,222,400	4.23
Cancelled, forfeited or expired	(30,273)	4.19
Exercised	(324,675)	1.46
Outstanding as of June 30, 2022	5,650,785	$2.79
Exercisable as of June 30, 2022	2,410,505	$2.11
Unvested as of June 30, 2022	3,240,280	$3.30

The 2015 Plan, permits participants to use common stock they previously acquired to pay for the exercise of stock options based upon the fair value on the date of exercise. In connection with the exercise of a stock options to purchase 306,518 shares of our common stock at an exercise price of $1.46, option holders tendered 122,608 shares of our common stock previously acquired in consideration of the full aggregate exercise price in accordance with the terms of the option and the 2015 Plan. The shares tendered are recorded as treasury stock within the Company's condensed and consolidated financial statements at June 30, 2022.

The fair value of stock options granted was estimated on the grant date using the Black-Scholes option pricing model based on the following weighted-average assumptions:

SIX MONTHS ENDED JUNE 30,
	2022	2021
Expected option life (years)	6.02 - 6.08	5.00 - 6.25
Risk-free interest rate	1.69% - 3.03%	0.89% - 1.12%
Expected volatility	85.09% - 86.09%	85.87% - 89.02%
Expected dividend yield	0%	0%
Exercise price	$3.24 - $5.19	$4.97 - $6.64
Fair value of common stock	$3.24 - $5.19	$4.97 - $6.64

The total intrinsic value of stock options vested during the six months ended June 30, 2022 and 2021 was $819 and $411, respectively.

Stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 was classified in the condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Research and development	$57	$400	$199	$516
General and administrative	381	669	730	984
Total stock-based compensation expense	$438	$1,069	$929	$1,500

As of June 30, 2022 and 2021, total unrecognized compensation cost related to the unvested stock-based awards was $7,332 and $6,060, respectively. As of June 30, 2022 and 2021, these amounts are expected to be recognized over a weighted average period of 2.45 and 2.73 years, respectively.

12. Income taxes

During the six months ended June 30, 2022 and 2021, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

13. Exclusive licensing agreement with a related party

In March 2014, the Company entered into an exclusive licensing agreement with Ventagen, LLC (“Ventagen”) which provides Ventagen the right to develop products for commercial sale and distribution within Mexico, Belize, Guatemala, Honduras, El Salvador, Costa Rica, Nicaragua, Panama, Colombia, and Bolivia (the "Territory"). Ventagen paid the Company $1,000 upon the signing of the agreement and agreed to a fixed future payment to the Company of $2,500. The future payment will be made upon the achievement of $5,000 of sales of an approved product by Ventagen and is subject to reduction if Ventagen’s costs to develop an approved product exceeds $4,000. In addition to the upfront payment and the future payment, Ventagen agreed to purchase from the Company all manufactured product that is required for clinical or commercial purposes at a price of cost plus 25% of the wholesale price of the approved product, subject to a minimum or maximum price. In the event the Company is unable or unwilling to manufacture supply under the terms of the agreement, Ventagen has the right to manufacture its own supply and will be required to pay a fixed fee per dose sold. The Company also agreed to provide certain services to Ventagen related to Ventagen’s development plan. Stockholders of the Company own 49.5% of the voting stock of Ventagen, including 47% by the Company’s founders who are currently significant stockholders of the Company, and trusts for the benefit of their children.

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

The Company defers recognition of the portion of the $1,000 non-refundable upfront license fee for the portion of the performance obligations that are not satisfied. The Company recognized revenue of $31 and $63 in each of the three and six months ended June 30, 2022, respectively. The Company recognized revenue of $31 and $63 in each of the three and six months ended June 30, 2021, respectively. The license agreement includes a $2,500 potential future milestone payment due to the Company upon successful completion of certain separate, distinct events. At this time, the Company cannot estimate when the milestone-related performance obligations are expected to be achieved and will recognize revenue once satisfaction is probable. There was no additional variable consideration, significant financing components, non-cash consideration, or consideration payable to the customer in this agreement.

14. Technology license agreement

On January 20, 2018 the Company entered into an exclusive option agreement ("Option Agreement") with MGB. Pursuant to the Option Agreement, the Company has obtained the exclusive right from MGB to negotiate an exclusive license to make, develop and commercialize rQNestin, a genetically modified oncolytic herpes simplex virus for the treatment of certain types of cancers. Pursuant to the Option Agreement, the Company will support a clinical trial to be conducted at MGB pursuant to the terms of a clinical trial agreement to be negotiated and the Company has committed to remitting $750 in support of such clinical trial over the course of approximately three years. Upon execution of the Option Agreement, the Company remitted a non-refundable fee of $40 to MGB to be applied toward the Company’s on-going obligations to reimburse patent expenses. In six months ended June 30, 2022 and 2021, respectively, the Company expensed $0 and $28, respectively, for startup and patient fees for clinical trials performed by MGB.

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

As of June 30, 2022, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

Legal proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

16. Net loss per share

Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Numerator:	2022	2021	2022	2021
Net loss attributable to common stockholders	$(4,149)	$(17,080)	$(5,023)	$(21,558)
Denominator:
Weighted-average shares of common stock outstanding-basic and diluted	28,810,224	11,720,530	28,750,431	11,684,374
Net loss per share attributed to common stockholders-basic and diluted	$(0.14)	$(1.46)	$(0.17)	$(1.85)

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Series B preferred stock (as converted to common stock)	-	4,538,578	-	4,538,578
Series C preferred stock (as converted to common stock)	-	2,454,195	-	2,454,195
Outstanding warrants for common stock	7,507,708	7,524,270	7,507,708	7,524,270
Outstanding stock options (as converted to common stock)	5,650,785	4,608,332	5,650,785	4,608,332
	13,158,493	19,125,375	13,158,493	19,125,375

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

Overview

We are a late clinical stage biopharmaceutical company focused on helping patients fight cancer with oncolytic viral immunotherapies. Our engineered viruses are designed to induce immunogenic death through direct viral-mediated cytotoxicity in cancer cells, thus releasing tumor neo-antigens and creating a pro-inflammatory microenvironment at the site of injection. Our approach combines an in-depth knowledge of viral immunotherapy with extensive clinical experience across a wide range of indications. Based on the broad range of data that we have generated from our preclinical models and clinical trials using our approach, we have observed what we believe to be systemic immune response against locally injected tumors and their distant metastases. We have established two oncolytic viral immunotherapy platforms based on novel, genetically modified adenovirus and herpes simplex virus (HSV) constructs. In our clinical results to date from CAN-2409, our lead adenovirus product candidate, and CAN-3110, our lead product candidate from our HSV platform, we have observed that these candidates may have the potential to address significant unmet patient need and improve clinical outcomes in novel indications across broader patient populations.

In non-small cell lung cancer (NSCLC), we have previously observed monotherapy activity of CAN-2409 in a Phase 1 biomarker focused window of opportunity trial. In 2020, we initiated a Phase 2 clinical trial evaluating CAN-2409 plus valacyclovir in combination with PD-(L)1 checkpoint inhibitors for patients with inadequate response to PD-(L)1 checkpoint inhibitors. This open label trial is targeting enrollment of approximately 96 patients with stage III/IV NSCLC in three separate cohorts. The cohorts are defined based on response to checkpoint inhibitors at the time of enrollment. Patients will continue treatment with their initial checkpoint inhibitor and CAN-2409 will be added to their regimen. The primary efficacy endpoint for this trial is response rate measured by response evaluation criteria in solid tumors (RECIST). At the American Society for Clinical Oncology (ASCO) in June 2022, the Company reported initial data, as of April 20, 2022, from 35 enrolled patients, of which 20 were evaluable for efficacy. A summary of the data is as follows

•
Disease control rate of 87.5% achieved in patients who were all progressing on anti-PD-1 therapy at trial entry.
•
Evidence of tumor regression in both injected and uninjected lesions.
•
Partial response in 3 (15%) patients.
•
CAN-2409 was well tolerated with no treatment-related grade 4 adverse events reported and grade 3 adverse events in three patients.

We anticipate presenting updated clinical data from this trial in the fourth quarter of 2022.

We are also evaluating CAN-2409 in newly diagnosed high-grade glioma. The FDA has granted CAN-2409 fast track designation for use in this setting in combination with standard of care surgery and chemoradiation. We intend to initiate a potentially registrational Phase 3 trial in this indication in the third quarter of 2022. The randomized placebo-controlled trial will compare CAN-2409 paired with prodrug (valacyclovir), surgery and radiotherapy, and temozolomide for patients with methylated MGMT promoters for whom temozolomide is indicated, to a control arm where CAN-2409 will be replaced by a placebo in the treatment regimen. This trial will be randomized at a ratio of 1 to 1 in the active versus control arms and will assess efficacy based on overall survival. It is intended to enroll approximately 600 patients.

Interim data from a fully accrued Phase 1b trial of CAN-2409 in combination with nivolumab, valacyclovir and standard of care treatment in patients with newly diagnosed high-grade glioma are anticipated in the fourth quarter of 2022. Nivolumab previously failed to meet the primary endpoint of improved median overall survival in a separate 369 patient Phase 3 glioblastoma trial suggesting the challenge of eliciting an immune effect in brain cancer with systemically administered checkpoint inhibitors.

Our most advanced product candidate, CAN-2409, is an off-the-shelf adenovirus product candidate combined with the prodrug valacyclovir that has generated promising clinical activity across a range of solid tumor indications, including our lead indication of prostate cancer. We are currently conducting, as part of our most advanced CAN-2409 program, a Phase 3 clinical trial in the United States under a Special Protocol Assessment, or SPA, with the U.S. Food and Drug Administration (FDA) for CAN-2409 in patients with newly diagnosed localized prostate cancer who have an intermediate- or high-risk for progression. We completed enrollment for this trial in September 2021 and we expect a final data readout at the end of 2024.

In addition, we are advancing development of our HSV platform product candidates for solid tumor indications. Our lead HSV product candidate, CAN-3110, is currently in an ongoing investigator-initiated Phase 1 clinical trial in our initial target indication of recurrent high-grade glioma. Initial clinical data from this trial was presented in an oral presentation at ASCO in June 2021, and we reported additional biomarker data in November 2021. We anticipate clinical data from additional patients in the fourth quarter of 2022. We are also designing other novel oncolytic viral immunotherapy candidates using our enLIGHTEN platform that is based on HSV.

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

Realization of future tax benefits is dependent on many factors, including our ability to generate taxable income within the NOL period. Our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and certain tax credits. Management has considered our history of cumulative net losses incurred since inception, as well as our lack of product revenue since inception, and has determined that it is more likely than not that we will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at June 30, 2022 and December 31, 2021.

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

Results of Operations

Comparison of three and six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED JUNE 30,		INCREASE/	SIX MONTHS ENDED JUNE 30,		INCREASE/
	2022	2021	(DECREASE)	2022	2021	(DECREASE)
Research and development service revenue	$31	$31	$—	$63	$63	$—
Operating expenses:
Research and development	5,022	3,292	1,730	10,438	6,048	4,390
General and administrative	3,762	2,040	1,722	7,364	3,972	3,392
Total operating expenses	8,784	5,332	3,452	17,802	10,020	7,782
Loss from operations	(8,753)	(5,301)	(3,452)	(17,739)	(9,957)	(7,782)
Grant income	—	605	(605)	—	796	(796)
Interest, dividend and investment income, net	(365)	(15)	(350)	(540)	(28)	(512)
Change in fair value of warrant liability	4,969	(12,369)	17,338	13,256	(12,369)	25,625
Net loss	$(4,149)	$(17,080)	$12,931	$(5,023)	$(21,558)	$16,535

Revenue

We had research and development service revenue of $31,000 for each of the three months ended June 30, 2022 and 2021. This represents the recognition as research and development service revenue of a portion of the $1.0 million that we received in 2014 and 2015 from Ventagen, a related party, which is being recognized over the period during which we provide the services.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED JUNE 30,		INCREASE
	2022	2021	(DECREASE)
Employee-related	$2,828	$2,165	$663
Clinical development	1,540	914	626
Depreciation of fixed assets	187	—	187
Pre-clinical research	176	8	168
Recruiting	117	77	40
Occupancy	110	128	(18)
Other	64	—	64
	$5,022	$3,292	$1,730

Research and development expenses for the three months ended June 30, 2022 were $5.0 million, compared with $3.3 million for the three months ended June 30, 2021 and consisted primarily of $2.8 million and $2.2 million, respectively, of employee-related costs, including $57,000 and $400,000, respectively, of non-cash stock compensation expense, $1,540,000 and $914,000, respectively, of clinical development costs related to our clinical trial sites and the cost of treating and following up on patients in our clinical trials, regulatory and manufacturing expenses, $187,000 and $0, respectively, of depreciation, $176,000 and $8,000, respectively, of preclinical research costs associated with our development programs, $117,000 and $77,000, respectively, of recruiting expenses, and $110,000 and $128,000, respectively, of occupancy costs. The increase of $1.7 million was primarily related to $663,000 increase in employee-related costs due to an increase in research and development headcount, $626,000 increase in clinical development costs which was primarily driven by increased manufacturing and regulatory costs, $187,000 increase in depreciation primarily related to depreciation of lab equipment and leasehold improvements, and $168,000 increase in preclinical research.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED JUNE 30,		INCREASE
	2022	2021	(DECREASE)
Employee-related	$1,647	$1,487	$160
Professional and consulting fees	771	364	407
Insurance	703	7	696
Recruiting	422	5	417
Other	219	177	42
	$3,762	$2,040	$1,722

General and administrative expenses were $3.8 million for the three months ended June 30, 2022 compared with $2.0 million for the three months ended June 30, 2021 and consisted primarily of $1.6 million and $1.5 million, respectively, of employee-related costs, including $381,000 and $669,000, respectively, of non-cash stock compensation expense, $771,000 and $364,000, respectively, of professional and consulting fees, $703,000 and $7,000, respectively, of insurance costs, and $422,000 and $5,000, respectively of recruiting costs. The increase of $1.7 million was primarily due to an increase of $696,000 in insurance expense, $417,000 in recruiting expenses, $407,000 in professional and consulting fees, and $160,000 in employee related costs as we increased our general and administrative headcount to manage growth and operate as a public company. Insurance expense increased due to the cost of directors and officers insurance upon completion of the IPO. The increase in recruiting fees was primarily due to a search for three new members of our Board of Directors. The increase in professional and consulting fees was primarily due to an increase in fees paid to investor and public relations consultants and to legal and accounting firms.

Grant income

Grant income was $0 and $605,000 for the three months ended June 30, 2022 and 2021, respectively. Grant income for the three months ended June 30, 2021 represents amounts received under a grant from the National Institutes of Health for development of CAN-2409 for use as a therapy for pancreatic cancer. This grant was completed as of December 31, 2021.

Interest, dividend and investment expense, net

Interest, dividend and investment expense was $365,000 for the three months ended June 30, 2022 compared with an expense of $15,000 for the three months ended June 30, 2021 and represents the interest expense on our debt obligations, which is net of earnings on our cash equivalents. The increase was primarily due to increased interest expense incurred as a result of increased borrowing in the first quarter of 2022.

Change in fair value of warrant liability

The change in fair value of our warrant liability was a decrease in value of $5.0 million for the three months ended June 30, 2022 compared with an increase in value of $12.4 million for the three months ended June 30, 2021. The decrease in the warrant liability value for the three months ended June 30, 2022 was primarily due to the decrease in our stock price from March 31, 2022 to June 30, 2022. The increase in the warrant liability value for the three months ended June 30, 2021 was primarily due to the increase in the valuation of our company from March 31, 2021 to June 30, 2021.

Comparison of six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED JUNE 30,		INCREASE/	SIX MONTHS ENDED JUNE 30,		INCREASE/
	2022	2021	(DECREASE)	2022	2021	(DECREASE)
Research and development service revenue	$31	$31	$—	$63	$63	$—
Operating expenses:
Research and development	5,022	3,292	1,730	10,438	6,048	4,390
General and administrative	3,762	2,040	1,722	7,364	3,972	3,392
Total operating expenses	8,784	5,332	3,452	17,802	10,020	7,782
Loss from operations	(8,753)	(5,301)	(3,452)	(17,739)	(9,957)	(7,782)
Grant income	—	605	(605)	—	796	(796)
Interest, dividend and investment income, net	(365)	(15)	(350)	(540)	(28)	(512)
Change in fair value of warrant liability	4,969	(12,369)	17,338	13,256	(12,369)	25,625
Net loss	$(4,149)	$(17,080)	$12,931	$(5,023)	$(21,558)	$16,535

Revenue

We had research and development service revenue of $63,000 for each of the six months ended June 30, 2022 and 2021. This represents the recognition as research and development service revenue of a portion of the $1.0 million that we received in 2014 and 2015 from Ventagen, a related party, which is being recognized over the period during which we provide the services.

Research and development expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021 (in thousands):

	SIX MONTHS ENDED JUNE 30,		INCREASE
	2022	2021	(DECREASE)
Employee-related	$6,578	$3,661	$2,917
Clinical development	2,579	1,770	809
Pre-clinical research	375	80	295
Depreciation of fixed assets	352	—	352
Occupancy	224	257	(33)
Recruiting	196	280	(84)
Other	134	—	134
	$10,438	$6,048	$4,390

Research and development expenses for the six months ended June 30, 2022 were $10.4 million, compared with $6.0 million for the six months ended June 30, 2021 and consisted primarily of $6.6 million and $3.7 million, respectively, of employee-related costs, including $199,000 and $516,000, respectively, of non-cash stock compensation expense, $2.6 million and $1.8 million, respectively, of clinical development costs related to our clinical trial sites and the cost of treating and following up on patients in our clinical trials, regulatory, and manufacturing expenses, $375,000 and $80,000, respectively, of preclinical research costs associated with our development programs, $352,000 and $0, respectively, of depreciation, $224,000 and $257,000, respectively, of occupancy costs, and $196,000 and $280,000, respectively, of recruiting expenses. The increase of $4.4 million was primarily related to $2.9 million increase in employee-related costs due to an increase in research and development headcount and $1.0 million in severance associated with the termination of our former Chief Scientific Officer and Chief Medical Officer in February 2022, $809,000 increase in clinical development costs which was primarily driven by increased manufacturing and regulatory costs, $352,000 increase to depreciation primarily related to depreciation of lab equipment and leasehold improvements, and a $295,000 increase in preclinical research. These increases were partially offset by a decrease of $84,000 in recruiting costs.

General and administrative expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2022 and 2021 (in thousands):

	SIX MONTHS ENDED June 30,		INCREASE
	2022	2021	(DECREASE)
Employee-related	$3,219	$2,517	$702
Professional and consulting fees	1,812	1,113	699
Insurance	1,402	14	1,388
Recruiting	496	5	491
Other	435	323	112
	$7,364	$3,972	$3,392

General and administrative expenses were $7.4 million for the six months ended June 30, 2022 compared with $4.0 million for the six months ended June 30, 2021 and consisted primarily of $3.2 million and $2.5 million, respectively, of employee-related costs, including $730,000 and $984,000, respectively, of non-cash stock compensation expense, $1.8 million and $1.1 million, respectively, of professional and consulting fees, $1.4 million and $14,000, respectively, of insurance costs, and $496,000 and $5,000 of recruiting fees. The increase of $3.4 million was primarily due to increases of $1.4 million in insurance expense, $702,000 in employee related costs as we increased our general and administrative headcount to manage growth and operate as a public company, $699,000 in professional and consulting fees, and $491,000 in recruiting fees. Insurance expense increased due to the cost of directors and officers insurance upon completion of the IPO. The increase in professional and consulting fees is primarily due to an increase in fees paid to investor and public relations consultants and legal and accounting firms. The increase in recruiting costs is primarily due to a search for three new members of our Board of Directors.

Grant income

Grant income was $0 and $796,000 for the six months ended June 30, 2022 and 2021, respectively. Grant income for the six months ended June 30, 2021 represents amounts received under a grant from the National Institutes of Health for development of CAN-2409 for use as a therapy for pancreatic cancer. This grant was completed as of December 31, 2021.

Interest, dividend and investment expense, net

Interest, dividend and investment expense was $540,000 for the six months ended June 30, 2022 compared with an expense of $28,000 for the six months ended June 30, 2021 and represents the interest expense on our debt obligations, which is net of earnings on our cash equivalents. The increase is primarily due to increased interest expense incurred as a result of increased borrowing in the first quarter of 2022.

Change in fair value of warrant liability

The change in fair value of our warrant liability was a decrease in value of $13.3 million for the six months ended June 30, 2022 compared to an increase in value of $12.4 million for the six months ended June 30, 2021. The decrease in the warrant liability value for the six months ended June 30, 2022 is primarily due to the decrease in our stock price from December 31, 2021 to June 30, 2022. The increase in the warrant liability value for the six months ended June 30, 2021 is primarily due to the increase in the Company's valuation from December 31, 2020 to June 30, 2021.

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

We do not currently have any approved products and have never generated any revenue from wproduct sales. We have financed our operations primarily through government grants and proceeds from the sale of convertible notes, sales of common stock and our convertible preferred stock, and proceeds from debt financing with Silicon Valley Bank ("SVB"). As of June 30, 2022, we have raised approximately $160.6 million, including $15.4 million of government grants, $66.1 million from the sale of convertible preferred stock, and $79.1 million from the sale of our common stock in our IPO. In addition, in February 2022, we borrowed $20.0 million under the loan and security agreement, or the Loan Agreement, with SVB. Our cash and cash equivalents totaled $86.8 million as of June 30, 2022. We had $20.6 million of long-term debt as of June 30, 2022.

Cash flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2022 and 2021 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2022	2021
Net cash used in operating activities	$(15,150)	$(10,086)
Net cash used in investing activities	(806)	(939)
Net cash provided by financing activities	19,938	445
Net increase (decrease) in cash and cash equivalents	$3,982	$(10,580)

Cash flows for the six months ended June 30, 2022 and 2021

Operating activities

Net cash used in operating activities for the six months ended June 30, 2022 was $15.2 million, primarily consisting of a net loss of $5.0 million as we incurred expenses associated with our clinical programs, increased headcount and incurred costs associated with operating as a public company. In addition, we had non-cash income of $13.3 million as a result of the change in the fair value of our warrant liability. Non-cash income was partially offset by $1.5 million in non-cash charges primarily related to depreciation and non-cash stock compensation expense. Net cash used in operating activities was also impacted by $1.6 million in changes in operating assets and liabilities, primarily driven by a decrease of $1.8 million in prepaids and other current assets.

Net cash used in operating activities for the six months ended June 30, 2021 was $10.1 million, primarily consisting of a net loss of $21.6 million and non-cash charges of $13.5 million primarily as a result of the $12.4 million expense as a result of the change in the fair value of our warrant liability and $1.4 million of non-cash stock compensation expense which was partially offset by $464,000 from the forgiveness of the Paycheck Protection loan. Net cash used in operating activities was also impacted by $2.0 million in changes in operating assets and liabilities, primarily driven by a decrease of $1.2 million in accrued expenses and an increase of $506,000 in other long term assets.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2022 was $806,000 and consisted of the purchase of fixed assets.

Net cash used in investing activities for the six months ended June 30, 2021 was $939,000 and consisted of the purchase of fixed assets.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $19.9 million and primarily consisted of $19.9 million of net proceeds from a term loan with a bank.

Net cash provided by financing activities for the six months ended June 30, 2021 was $445,000 and consisted of $410,000 of proceeds from exercise of warrants and $35,000 of proceeds from the exercise of stock options.

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

We believe that our existing cash and cash equivalents as of June 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual obligations and commitments

The following is a summary of our contractual obligations and commitments as of June 30, 2022:

	PAYMENTS DUE BY PERIOD
	(in thousands)
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS
Operating lease obligation (1)	$2,495	$575	$1,195	$724
Total	$2,495	$575	$1,195	$724

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

Determination of fair value of warrants

In connection with the Series B convertible preferred stock issuance in November 2018, the Company issued warrants to purchase shares of common stock of which certain warrants are shown as a liability on the balance sheet. The fair value of the warrants was determined based on significant inputs not observable in the market. The fair value of the warrants uses various valuation methods, including the Monte Carlo method, the option-pricing method, probability-weighted expected return and the hybrid method, all of which incorporate assumptions and estimates, to value the common stock warrants. The hybrid method is often used when a company is expecting a liquidity event in the near future and is a combination of the option-pricing and probability-weighted expected return methods. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares of common stock prior to the IPO, risk-free interest rate, expected dividend yield, expected volatility of the price of the underlying preferred stock, and the remaining contractual term of the warrants. The most significant assumption in the model impacting the fair value of the common stock warrants is the fair value of the Company’s common stock as of each remeasurement date. Prior to the IPO, the Company determined the fair value per share of the underlying common stock by taking into consideration the most recent sales of preferred stock, results obtained from third-party valuations and additional factors that were deemed relevant.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed during fiscal 2020 and 2021 and remain unremediated as of June 30, 2022. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. The material weaknesses we identified are related to;

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

Remediation Activities

Management has been actively engaged in remediating the above described material weaknesses. The following remedial actions have been taken as of June 30, 2022:

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

The process of implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may take additional actions to address control deficiencies. This will include the hiring of additional qualified personnel and implementation of a new accounting system.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated under the laws of the State of Delaware in June 2003. Since inception, we have focused substantially all of our efforts and financial resources on raising capital and developing our initial product candidates. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors in private equity financings and from the proceeds of the IPO. From our inception through June 30, 2022, we raised an aggregate of $145.2 million of gross proceeds from such transactions. In addition, in February 2022, we borrowed $20.0 million under the Loan Agreement with SVB. As of June 30, 2022, our cash and cash equivalents were $86.8 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $85.3 million as of June 30, 2022. For the six months ended June 30, 2022 and 2021, we reported net losses of $5.0 million and $21.6 million, respectively. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to do so in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

The development of pharmaceutical products is capital-intensive. We are currently advancing our product candidates through clinical development across a number of potential indications. We are currently conducting a Phase 3 clinical trial for CAN-2409 in newly diagnosed localized prostate cancer in intermediate and high-risk patients for which we completed enrollment in September of 2021 and expect to receive final data readout in the end of 2024. Our second program using CAN-2409 is for the treatment of a type of brain cancer called high-grade glioma. We expect to be ready to initiate a potentially registrational Phase 3 clinical trial in this indication in the third quarter of 2022. Our third program using CAN-2409 is for the treatment of NSCLC. We have an ongoing Phase 2 trial and initial clinical data was presented at ASCO in June 2022. If the Phase 2 clinical trial is positive, this may warrant the initiation of a potentially registrational Phase 3 clinical trial. Consequently, we expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue our ongoing clinical trials or initiate future trials and pursue the research and development of, and seek marketing approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts, and may be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

We expect that our existing cash and cash equivalents will be sufficient to fund our operations into the first quarter of 2024. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

▪
the scope, progress, results and costs of product discovery, preclinical and clinical development, laboratory testing and clinical trials for the development of CAN-2409, CAN-3110, or our other potential product candidates;
▪
the timing of, and the costs involved in, obtaining marketing approvals for CAN-2409 in newly diagnosed localized prostate cancer, NSCLC, pancreatic cancer, and high-grade glioma as well as for CAN-3110 in our initial target indication of recurrent high-grade glioma and our other potential product candidates that we may develop;
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

Recent increases in interest rates has increased our borrowing costs and may also affect our ability to obtain working capital through borrowings such as bank credit lines and public or private sales of debt securities, which may result in lower liquidity, reduced working capital and other adverse impacts on our business.

A portion of our outstanding debt under the SVB Loan Agreement, bears interest at variable interest rates. To meet our liquidity needs, we have relied in part on borrowed funds with variable interest rates and may continue to do so in the future. Continued increase in interest rates may increase the cost of new indebtedness and the servicing of our outstanding indebtedness, and could materially and adversely affect our results of operations, financial condition, liquidity and cash flows.

Risks Related to Product Development

Our business is dependent on the success of our lead product candidate, CAN-2409, as well as CAN-3110 and any other product candidates that we advance into the clinic. All of our product candidates will require additional development before we may be able to seek regulatory approval for and launch a product commercially.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to our CAN-2409 program, which is currently our lead product candidate. We are currently conducting, as part of our most advanced CAN-2409 program, a Phase 3 clinical trial under an SPA for CAN-2409 in patients with newly diagnosed localized prostate cancer who have an intermediate or high-risk for progression. We completed enrollment for this trial in September 2021 and expect to receive a final data readout at the end of 2024. We are also conducting a Phase 2 clinical trial of CAN-2409 in patients with NSCLC in combination with immune checkpoint inhibitors. We presented initial clinical data from this trial at ASCO, in June 2022. We are also evaluating CAN-2409 in high-grade glioma and expect to be ready to initiate a potentially registrational Phase 3 trial in this indication in the third quarter of 2022. Additionally, we have an ongoing investigator-initiated Phase 1 clinical trial for CAN-3110, our most advanced HSV product candidate, in recurrent high-grade glioma and reported additional biomarker results in November of 2021. If CAN-2409, CAN-3110 or any other product candidate we develop encounters safety or efficacy issues, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We can provide no assurance that CAN-2409, CAN-3110 or any other product candidates we develop will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. If we were required to discontinue development of CAN-2409, CAN-3110 or any future product candidate, or if CAN-2409, CAN-3110, or any future product candidate do not receive regulatory approval or fail to achieve significant market acceptance, we would be delayed by many years in our ability to achieve profitability, if ever.

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

Our product candidates have caused side effects in clinical trials related to on-target toxicity such as fever, chills and muscle aches and other flu-like symptoms. The most common side effects observed have been transient, injection site-related flu-like symptoms. The specific symptoms are largely dependent on the tumor site (site of injection). Patients who have participated in our trials have experienced grade 3 and grade 4 treatment-related side effects or blood abnormalities. Those include pyrexia, genitourinary toxicity, increased AST/ALT, increased bilirubin, hemiparesis, worsening of speech impairment, insomnia, headache, wound complications, empyema, motor-neuropathy symptoms/signs, transient lymphopenia, dehydration with renal insufficiency, urinary retention, worsening abdominal pain and increased lipase. Different nomenclature for the same side effect can be used in different trials (i.e. lymphopenia or low lymphocyte count). If on-target toxicity is observed at unacceptable levels, or if our product candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In addition, our product candidates could cause undesirable side effects that we have not observed yet to date. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. In addition to our ongoing clinical trials of CAN-2409 and CAN-3110, patients have been, and may continue to be, treated with CAN-2409 and/or CAN-3110 under an expanded access or “compassionate use” program. To the extent the experiences of patients being treated in this program are inconsistent with or less favorable than the results of our ongoing or planned company-sponsored trials with CAN-2409 and/or CAN-3110, it may negatively affect perceptions of CAN-2409 and/or CAN-3110, our other product candidates, or our business. In addition, the FDA or comparable foreign regulatory authorities may require us to obtain and submit additional clinical data due to these inconsistent or unfavorable results, which could delay clinical development or marketing approval of CAN-2409 and/or CAN-3110 or potentially our other product candidates.

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

We have obtained orphan drug designation for CAN-2409 for use in combination with an anti-herpetic prodrug for treatment of malignant brain tumors; however, we may be unable to maintain this designation or obtain orphan drug designation for our other product candidates, and we may not be able to realize the benefits of such designation, including potential marketing exclusivity of our product candidates, if approved.

As part of our business strategy, we sought and have received orphan drug designation for CAN-2409 for use in combination with an anti-herpetic prodrug for treatment of malignant brain tumors; however, we may not be able to maintain this status. We may also seek additional orphan drug designations for CAN-2409 and for certain of our future product candidates, and we may be unsuccessful in obtaining such designations. Regulatory authorities in some jurisdictions, including the United States and other major markets, may designate drugs and biologics intended to treat conditions or diseases affecting relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

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

Even though we have obtained orphan drug designation for CAN-2409 for use in combination with an anti-herpetic prodrug for treatment of malignant brain tumors, and even if we are able to obtain orphan drug exclusivity for a future product candidate, that exclusivity may not effectively protect the relevant product candidate from competition because different therapies can be approved for the same condition and the same therapies can be approved for different conditions but used off-label for the orphan disease. Even after an orphan drug is approved, the FDA may subsequently approve another product for the same condition if the FDA concludes that the latter product is not the same product or is clinically superior to the protected orphan drug because it is shown to be safer or more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the orphan indication for which it was designated. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we have obtained orphan drug designation for CAN-2409 for use in combination with an anti-herpetic prodrug for treatment of malignant brain tumors, we may not be able to maintain such designation; and while we may seek orphan drug designation for applicable indications for any future product candidates, we may never receive such designations. Even though we have received such designation for CAN-2409, and may receive further such designations in the future, there is no guarantee that we will enjoy the benefits of those designations. In addition, the FDA may reevaluate its regulations and policies under the Orphan Drug Act. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

A fast track designation by the FDA, even though granted for CAN-2409, or if received for any other future product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA fast track designation for a particular indication. We have been granted fast track designation for the use of CAN-2409 for the treatment of localized, primary prostate cancer in combination with radiation therapy to improve the local control rate, as well as for CAN-2409 in combination with standard of care surgery and chemoradiation to improve survival in adults with newly diagnosed high-grade glioma decrease recurrence and improve disease-free survival and may seek fast track designation for CAN-3110 or certain of our future product candidates. However, there is no assurance that the FDA will grant this status to CAN-3110 or any of our proposed product candidates. Marketing applications filed by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even though we have received fast track designation for CAN-2409 or if we do receive fast track designation for CAN-3110 or any other of our future product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any fast track designation at any time.

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

We may seek approval of certain of our current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence by the sponsor. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of that the product's accelerated approval will eventually be converted to a traditional FDA approval.

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

Separately, in response to the COVID-19 pandemic, since March, 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Additionally, as of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required, and due to the COVID-19 pandemic and related travel restrictions, the FDA is unable to complete such required inspections during the review period. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and that a remote interactive evaluation is not adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

We must comply with requirements concerning advertising and promotion for any product candidates for which we obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, the Office of Inspector General for the Department of Health and Human Services, or HHS, state attorneys general, members of Congress and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA approval for desired uses or indications for CAN-2409, CAN-3110 and future product candidates, we may not market or promote them for those indications and uses, referred to as off-label uses, and our business, financial condition, results of operations, stock price and prospects will be materially harmed. We also must sufficiently substantiate any claims that we make for any products, including claims comparing those products to other companies’ products, and must abide by the FDA’s strict requirements regarding the content of promotion and advertising.

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

We believe that any of our product candidates approved as a biologic product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened or unavailable due to congressional action, a determination that approval of one of our candidates does not constitute "first licensure" or otherwise, or that the FDA will not consider our investigational medicines to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

The EU General Data Protection Regulation, or GDPR, also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. The GDPR imposes additional obligations and risk upon our business and substantially increase the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. Further to the UK’s exit from the European Union on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the ‘UK GDPR’). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. In this document, “GDPR” refers to both the EU and the UK GDPR, unless specified otherwise. Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the EEA.

In addition, governments in the United States are increasingly passing stringent privacy laws. California recently enacted and has proposed companion regulations to the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. As of March 28, 2020, the California State Attorney General has proposed varying versions of companion draft regulations which are not yet finalized. Despite the delay in adopting regulations, the California State Attorney General commenced enforcement actions against violators on July 1, 2020. While there are currently exceptions for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. On August 14, 2020, implementing regulations were finalized and became effective as of that date. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope. We continue to monitor the impact the CCPA may have on our business activities.

Additionally, a new California ballot initiative, the California Privacy Rights Act (CPRA) was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Also, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (CDPA). The CDPA will become effective January 1, 2023. The CDPA will regulate how businesses, which the CDPA refers to as “controllers”, collect and share personal information. The law applies to companies that conduct business in Virginia or product products or services that are targeted to residents of Virginia and either: (1) annually control or process personal data of at least 100,000 Virginia residents; or (2) control or process the personal data of at least 25,000 Virginia residents and derive over 50% of gross revenue from the sale of personal data. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests. In addition, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (CPA) into law. The CPA is rather similar to the Virginia’s CPDA but also contains additional requirements. The new measure applies to companies conducting business in Colorado or who produce or deliver commercial products or services intentionally targeted to its residents of the state and that either: (1) control or process the personal data of at least 100,000 Colorado residents during a calendar year; or (2) derive revenue or receive a discount on the price of goods or services from the sale of personal data and process or control the personal data of at least 25,000 Colorado residents.

Moreover, on March 24, 2022, Utah’s governor signed the Utah Consumer Privacy Act (UCPA) into law. The UCPA will take effect on December 31, 2023. Also, in May 2022, Connecticut Governor Lamont signed the Connecticut Data Privacy Act (CTDPA) into laws. The UCPA and CTDPA draw heavily upon their predecessors in Virginia and Colorado. With the CTDPA, Connecticut became the fifth state to enact a gcomprehensive privacy law New privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress. With bills proposed in many other jurisdictions, it remains quite possible that other states will follow suit. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

The increasing number and complexity of regional, country and U.S. state data protection laws, and other changes in laws or regulations across the globe, especially those associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could lead to government enforcement actions and significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations

Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. Patients about whom we or our collaborators may obtain health information, as well as the providers who may share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

The extent to which COVID-19 has had and may continue to have an impact on our operations or those of the third parties on which we rely will depend on many factors, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, any future variants of COVID-19, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19, and the actions to contain the COVID-19 pandemic or address its impact in the short and long term. Additionally, the conduct of our clinical trials, preclinical studies and manufacturing activities is dependent upon the availability of clinical trial sites, CROs, CMOs, researchers and investigators, regulatory agency personnel and logistics providers, all of which may be adversely affected by the ongoing COVID-19 pandemic.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by 5% stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our most recent private placements, the IPO, and other transactions that have occurred over the past three years, we may have experienced, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of $8.8 million and $48.4 million, which begin to expire in 2027 and 2032, respectively. As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards of $8.8 million and $27.6 million, which begin to expire in 2027 and 2032, respectively, and which could be limited if we experience an “ownership change.” The reduction of the corporate tax rate under the TCJA may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, federal net operating losses generated after December 31, 2017 will not be subject to expiration but will not be permitted to be carried back. In addition, under the TCJA, the amount of post-2017 net operating losses that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. Additionally, as of December 31, 2021, we had a U.S. federal net operating loss carryforward of $42.8 million which do not expire but is limited to an annual deduction equal to 80% of annual taxable income.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed on procedural grounds the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an Executive Order that initiated a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

Legislative changes have been proposed and adopted since the ACA was enacted in 2010. These changes include, among other things, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went effective on April 1, 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the CARES Act, as well as subsequent legislation, these reductions were suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction began on April 1, 2022 that lasted through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022. In addition, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

President Biden signed an Executive Order on July 9, 2021, affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. On December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. On November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, independent contractors, consultants, commercial partners, principal investigators, CMOs or CROs could include intentional, reckless, negligent, or unintentional failures to comply with FDA regulations, comply with applicable fraud and abuse laws, provide accurate information to the FDA, properly calculate pricing information required by federal programs, report financial information or data accurately or disclose unauthorized activities to us. This misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter this type of misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Moreover, it is possible for a whistleblower to pursue a False Claims Act case against us even if the government considers the claim unmeritorious and declines to intervene, which could require us to incur costs defending against such a claim. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations, stock price and prospects, including the imposition of significant fines or other sanctions.

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

We have supplied and may continue to supply and otherwise support third party research, including investigator-initiated clinical trials. Investigator-initiated clinical trials pose similar risks as those set forth elsewhere in this “Risk Factors” section relating to our internally-sponsored clinical trials, but because we are not be the sponsors of these trials, we have less control over the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment. Additionally, third party clinical research has been and may continue to be conducted with CAN-3110 and CAN-2409 which was not provided by us. The conduct or findings of these trials may have a negative impact on our development programs notwithstanding that we have little involvement or control over these trials. As a result, we are subject to additional risks associated with the way investigator-initiated trials are conducted. In particular, for trials in which we supply drug product, we may be named in lawsuits that would lead to increased costs associated with legal defense. Additional risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data. Third-party investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator-initiated clinical trials could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates and the public perception of our product candidates. As a result, our lack of control over the conduct and timing of and communications with the FDA and other regulatory authorities regarding investigator-sponsored trials may expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the commercial prospects for our product candidates. In addition, third parties that are investigating product candidates which have not been provided by us may seek and obtain regulatory approval of product candidates before we do, which may adversely affect our development strategy and eligibility for certain exclusivities for which we may otherwise be eligible.

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

As of July 31, 2022, Estuardo Aguilar-Cordova and Laura Aguilar beneficially owned 6,216,971 shares of our common stock, or approximately 21.5% of our total outstanding capital stock as of such date. Accordingly, they will continue to have significant influence over all business decisions, including with respect to such matters as amendments to our charter, other fundamental corporate transactions, such as mergers, asset sales, and the sale of the Company, and otherwise will be able to influence our business and affairs. In connection with the IPO, we adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions.

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

Our business will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product candidates, their formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents that cover these activities and whether a court would issue an injunctive remedy. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected.

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

Likewise, we own a patent relating to our CAN-2409 product candidate that expires in 2034, and our in-licensed patents relating to our HSV-based product candidates, licensed from MGB and from Periphagen are expected to expire in 2036 and in 2037, respectively, without taking into account any possible patent term extensions. Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own and in-license pending patent applications relating to our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2034 through 2042, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

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

Our stock price is likely to continue to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which it was purchased. The market price for our common stock may be influenced by many factors, including:

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of July 31, 2022, we have outstanding a total of 28,891,909 shares of common stock.

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

The existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 59.7% of our outstanding common stock with Estuardo Aguilar-Cordova and

Laura Aguilar (together, both directly and indirectly) beneficially owning approximately 21.5% of our outstanding common stock, and with entities and persons affiliated with PBM Capital beneficially owning approximately 29.2% of our outstanding common stock. In addition, Diem Nguyen, who is a member of our Board of Directors, is currently Chief Executive Officer of Xalud Therapeutics, Inc., which is majority-owned by PBM Capital. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by

▪
delaying, deferring or preventing a change of control of us;
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

3.2	Amended and Restated Bylaws of Candel Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2021)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)
10.1*#	Employment Agreement by and between Candel Therapeutics and Seshu Tyagarajan dated April 14, 2022

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Candel Therapeutics, Inc.

Date: August 5, 2022	By:	/s/ Paul Peter Tak
Paul Peter Tak
President and Chief Executive Officer

Date: August 5, 2022	By:	/s/ John Canepa
John Canepa
Chief Financial Officer (Principal financial officer and principal accounting officer)