Form 10-Q
period 2022-09-30
Candel Therapeutics, Inc.
filed 2022-11-10
CIK 1841387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, the registrant had 28,894,044 shares of common stock, $0.01 par value per share, outstanding.

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

SUMMARY OF THE MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in Part II, Item 1A - Risk Factors in this Form 10-Q. These risks include, among others:

•
We are a biopharmaceutical company with a limited operating history and we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years and may never achieve or maintain profitability. Our net loss was $13.7 million and $37.7 million for the nine months ended September 30, 2022 and 2021, respectively.
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
•
The FDA’s agreement to a Special Protocol Assessment with respect to the study design of our Phase 3 clinical trial of CAN-2409 in newly diagnosed localized prostate cancer in intermediate and high-risk patients does not guarantee any particular outcome from regulatory review, including ultimate approval, and may not lead to a successful review or approval process.
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

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Candel Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Assets
Current assets:
Cash and cash equivalents	$77,183	$82,642
Prepaid expenses and other current assets	1,887	2,303
Total current assets	79,070	84,945
Fixed assets, net	4,561	3,836
Lease right of use assets	1,110	—
Restricted cash	266	424
Total assets	$85,007	$89,205
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$970	$1,590
Accrued expenses	4,445	3,438
Current portion of lease liability	452	—
Other current liabilities	31	334
Total current liabilities	5,898	5,362
Deferred rent	—	894
Term loan payable to a bank	20,122	—
Other long-term debt	626	560
Lease liability, net of current portion	1,608	—
Warrant liability	4,626	18,252
Total liabilities	32,880	25,068
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021, no shares issued or outstanding at September 30, 2022 and December 31, 2021, respectively.	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at September 30, 2022 and December 31, 2021; 29,014,517 and 28,689,842 shares issued at September 30, 2022 and December 31, 2021, respectively; 28,891,909 and 28,689,842 shares outstanding at September 30, 2022 and December 31, 2021, respectively.	290	286
Additional paid-in capital	146,291	144,146
Treasury stock (at cost)	(448)	—
Accumulated deficit	(94,006)	(80,295)
Total stockholders’ equity	52,127	64,137
Total liabilities and stockholders’ equity	$85,007	$89,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Research and development service revenue, related party	$31	$31	$94	$94
Operating expenses:
Research and development	5,376	5,265	15,815	11,324
General and administrative	3,536	2,795	10,900	6,756
Total operating expenses	8,912	8,060	26,715	18,080
Loss from operations	(8,881)	(8,029)	(26,621)	(17,986)
Other income (expense):
Grant income	—	131	—	927
Interest, dividend and investment income (expense), net	(176)	(14)	(716)	(42)
Change in fair value of warrant liability	369	(8,250)	13,626	(20,619)
Total other income (expense), net	193	(8,133)	12,910	(19,734)
Net loss	$(8,688)	$(16,162)	$(13,711)	$(37,720)
Net loss per share, basic and diluted	$(0.30)	$(0.69)	$(0.48)	$(2.42)
Weighted-average common shares outstanding, basic and diluted	28,891,909	23,325,716	28,798,284	15,579,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel ThErapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2021	28,689,842	$286	—	$-	$144,146	$(80,295)	$64,137
Options exercised	324,675	4	—	—	472	—	476
Treasury stock acquired	—	—	(122,608)	(448)	0	—	(448)
Stock-based compensation	—	—	—	—	2,309	—	2,309
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(636)	—	(636)
Net loss	—	—	—	—	—	(13,711)	(13,711)
Balance, September 30, 2022	29,014,517	$290	(122,608)	$(448)	$146,291	$(94,006)	$52,127

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, June 30, 2022	29,014,517	$290	(122,608)	$(448.00)	$145,548	$(85,318)	$60,072
Stock-based compensation	—	—	—	—	757	—	757
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	(8,688)	(8,688)
Balance, September 30, 2022	29,014,517	$290	(122,608)	$(448)	$146,291	$(94,006)	$52,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel ThErapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share and per share amounts)

(Unaudited)

	SERIES B CONVERTIBLE PREFERRED STOCK		SERIES C CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY (DEFICIT)
Balance, December 31, 2020	11,155,506	$26,560	6,032,170	$22,500	11,635,094	$116	$20,493	$(44,171)	$(23,562)
Options exercised	—	—	—	—	24,410	—	35	—	35
Warrants exercised	—	—	—	—	75,946	1	429	—	430
Stock-based compensation	—	—	—	—	—	—	2,564	—	2,564
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	—	—	845	—	845
Conversion of Series B Preferred Stock to common stock	(11,155,506)	(26,560)	—	—	4,538,578	45	26,515	—	26,560
Conversion of Series C Preferred Stock to common stock	—	—	(6,032,170)	(22,500)	2,527,820	25	22,475	—	22,500
Proceeds from IPO, net	—	—	—	—	9,887,994	99	71,236	—	71,335
Net loss	—	—	—	—	—	—	—	(37,720)	(37,720)
Balance, September 30, 2021	—	$0	—	$0	28,689,842	$286	$144,592	$(81,891)	$62,987

	SERIES B CONVERTIBLE PREFERRED STOCK		SERIES C CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY (DEFICIT)
Balance, June 30, 2021	11,155,506	$26,560	6,032,170	$22,500	11,731,889	$117	$22,437	$(65,729)	$(43,175)
Options exercised	—	—	—	—	3,561	—	20	—	20
Stock-based compensation	—	—	—	—	—	—	1,314	—	1,314
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	—	—	595	—	595
Conversion of Series B Preferred Stock to common stock	(11,155,506)	(26,560)	—	—	4,538,578	45	26,515	—	26,560
Conversion of Series C Preferred Stock to common stock	—	—	(6,032,170)	(22,500)	2,527,820	25	22,475	—	22,500
Proceeds from IPO, net	—	—	—	—	9,887,994	99	71,236	—	71,335
Net loss	—	—	—	—	—	—	—	(16,162)	(16,162)
Balance, September 30, 2021	—	$0	—	$0	28,689,842	$286	$144,592	$(81,891)	$62,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(13,711)		$(37,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	557		54
Non-cash stock compensation expense	1,673		3,409
Non-cash lease expense	154		—
Non-cash interest expense	66		58
Change in fair value of warrant liability	(13,626)		20,619
Accretion of debt discount	211		—
Paycheck protection program loan forgiveness	—		(463)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	417		(2,472)
Accounts payable	(669)		4
Accrued expenses	830		(422)
Deferred revenue	(94)		(94)
Deferred rent	—		(36)
Lease liability	(342)		—
Other long term assets	—		83
Net cash used in operating activities	(24,534)		(16,980)
Cash Flows from Investing Activities:
Purchase of fixed assets	(1,021)		(1,331)
Net cash used in investing activities	(1,021)		(1,331)
Cash Flows from Financing Activities:
Net proceeds from initial public offering	—		71,335
Net proceeds from bank term loan	19,910		—
Proceeds from option exercises	28		35
Proceeds from warrant exercises	—		430
Net cash provided by financing activities	19,938		71,800
Net increase (decrease) in cash	(5,617)		53,489
Cash, cash equivalents and restricted cash at beginning of period	83,066		35,319
Cash, cash equivalents and restricted cash at end of period	$77,449		$88,808
Supplemental cash flow information:
Cash paid for taxes	$156		$28
Cash paid for interest	$843		$-
Supplemental disclosures of non-cash information:
Lease liability arising from obtaining right-of-use assets	$2,368		$-
Capital expenditures in accounts payable and accrued expenses	$261	$
Common stock exchange for option exercise	$448		$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

(Unaudited)

1. Organization and basis of presentation

Candel Therapeutics, Inc., formerly known as Advantagene, Inc. (the Company) is a late clinical stage biotechnology company that was incorporated in Delaware in June 2003. On November 30, 2020, the Company changed its name to Candel Therapeutics, Inc. The Company is focused on helping patients fight cancer with viral immunotherapies. The Company’s engineered viruses are designed to induce immunogenic cell death through direct viral – mediated cytotoxicity in cancer cells, thus releasing tumor neo-antigens and creating a pro-inflammatory microenvironment at the site of injection. The Company has established two clinical stage viral immunotherapy platforms and its two product candidates, CAN-2409 and CAN-3110, are in clinical trials for a number of tumor types. In addition, the Company recently announced a collaboration with the University of Pennsylvania (Penn) to study the impact of novel viral immunotherapies based on Candel's propriety enLIGHTEN™ Discovery Platform to strengthen the effects of Penn's CAR-T cell therapies in solid tumor models.

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

The Company has funded its operations primarily with proceeds from the sale of its convertible notes and capital stock and from debt borrowings. The Company has incurred recurring losses since its inception, including a net loss of $13.7 million and $37.7 million for the nine months ended September 30, 2022 and 2021, respectively. In addition, as of September 30, 2022, the Company had an accumulated deficit of $94.0 million. The Company expects to continue to generate operating losses for the foreseeable future. On July 29, 2021, the Company completed its initial public offering of common stock (the IPO) at which time the Company issued 9,000,000 shares of its common stock at a price to the public of $8.00 per share, and on August 13, 2021, the Company issued an additional 887,994 shares of common stock at $8.00 per share as a partial exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds to the Company of $71.3 million, after deducting underwriting discounts and commissions and offering expenses. Upon closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 7,066,398 shares of common stock.

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

Emerging growth company

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the Jobs Act). Under the Jobs Act emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the Jobs Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the Jobs Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity (deficit) for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K (Form 10-K) on file with the SEC.

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

Restricted cash

The Company has $266 and $424 of restricted cash as of September 30, 2022 and December 31, 2021, respectively, which represents cash held as a security deposit under the terms of the Company’s Needham, Massachusetts facility lease and at December 31, 2021, as security for the Company credit card.

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

Revenue recognition

The Company applies Accounting Standards Codification (ASC), Topic 606, Revenue from Contracts with Customers, (ASC 606). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and then assesses whether or not each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Government grants

The Company has applied for grants for the reimbursement of expenditures with the National Institutes of Health (NIH) for certain qualified operating expenditures. The Company recognizes government grants when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received.

Government grants for research and development efforts are recorded as grant income and classified in other income in the statements of operations. The Company had no government grant revenue in 2022 and recognized government grant revenue of $131 and $927 for the three and nine months ended September 30, 2021. Grant income is recognized as a component of other income/(expense), net in the condensed consolidated statements of operations. The Company's grant with the NIH was completed at the end of 2021.

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC Topic 740, Income Taxes (ASC 740) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At September 30, 2022 and December 31, 2021, the Company has concluded that a full valuation allowance is necessary for its deferred tax assets (see Note 12).

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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. In periods where the Company reports a net loss attributable to common stockholders, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2022 and 2021 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

Recently adopted accounting standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), as amended by various subsequently issued ASUs. The standard requires lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. Lessees are required to classify leases as either finance or operating leases. If the lease is effectively a financed purchase by the lessee, it is classified as a financing lease, otherwise it is classified as an operating lease. This classification will determine the pattern of recognition of lease cost on our condensed and consolidated statement of operations over the term of the lease.

In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (ASU 2018-11), which permits entities to continue applying legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year that the entity adopts the new leasing standard. The Company elected the package of practical expedients permitted under the transition guidance within the standard. Accordingly, the Company did not reassess the conclusion of whether the existing arrangements contain a lease, lease classification and initial direct costs under ASC 842.

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

3. Fair value of financial assets and liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	FAIR VALUE MEASUREMENTS AS OF SEPTEMBER 30, 2022 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	4,626	4,626
Total	$—	$—	$4,626	$4,626

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2021 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	18,252	18,252
Total	$—	$—	$18,252	$18,252

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

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined by Level 3 inputs:

SERIES B WARRANT LIABILITY
Balance at December 31, 2021	$18,252
Change in fair value	(13,626)
Balance at September 30, 2022	$4,626

4. Fixed assets, net

Fixed assets, net consisted of the following:

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Laboratory equipment	$1,046	$77
Manufacturing equipment	1,127	933
Furniture and fixtures	159	112
Networking and computer equipment	81	72
Leasehold improvements	3,057	2,994
Total fixed assets	$5,470	$4,188
Less: accumulated depreciation	(909)	(352)
Fixed assets, net	$4,561	$3,836

Depreciation and amortization expense for the three and nine months ended September 30, 2022 was $205 and $557, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2021 was $22 and $54, respectively.

5. Accrued expenses

Accrued expenses consisted of the following:

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Payroll and employee related expenses	$2,809	$2,096
Third-party research and development expenses	1,128	632
Professional fees and other	508	710
	$4,445	$3,438

6. Term Loan payable to a Bank

On February 24, 2022, the Company entered into a four-year loan and security agreement (the Loan Agreement) with Silicon Valley Bank (SVB) pursuant to which SVB has agreed to provide term loans to the Company in an aggregate principal amount of up to $25.0 million. The Company borrowed $20.0 million upon entering into the Loan Agreement. The Company can borrow up to an additional aggregate principal amount not to exceed $5.0 million, at any time on or prior to December 31, 2022, following the Company having provided evidence to SVB of (a) achievement of positive Phase 2 clinical activity data from the Company’s CAN-2409 NSCLC clinical trial, (b) dosing of its first patient in its Phase 3 CAN-2409 high-grade glioma clinical trial and (c) receipt on or prior to December 31, 2022, of net cash proceeds in an amount equal to at least $75.0 million from the issuance and sale of equity securities to investors acceptable to SVB. The term loan is secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property, which is subject to a negative pledge under the Loan Agreement.

The term loans bear interest at a floating rate per annum equal to the greater of (A) 5.75% and (B) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.50%. The Company is required to make monthly interest payments, and commencing on February 1, 2024, 24 consecutive installments of principal plus monthly payments of accrued interest. The term loans mature on January 1, 2026. Upon repayment in full of the term loans, the Company will be required to pay a final payment fee equal to 4.50% of the original principal amount of any funded term loan being repaid. The Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB term loans, subject to a prepayment premium of 1% to 3% based upon the timing of the repayment.

During the three and nine months ended September 30, 2022, the Company recorded interest expense relating to the Loan Agreement of $497 and $1,058, respectively. The weighted average effective interest rate as of September 30, 2022 was 8.83%.

The Company incurred $90 of debt issuance costs and will incur a $900 final payment fee, which were recorded as debt discount and are being amortized over the term of the Loan Agreement. See the table below for additional details;

SEPTEMBER 30, 2022
Principal	$20,000
Final payment fee	900
Less: debt discount	(989)
Accretion of debt discount	211
Net carrying amount	$20,122

The carrying amount of the Company's term loan approximates fair value.

7. Other long-term debt

Periphagen Note

On December 9, 2019, the Company entered into a series of asset purchase agreements with Periphagen, Inc., a biopharmaceutical company focused on the development of gene therapy vectors. Under the terms of the asset purchase agreements, the Company assumed a $1,000 promissory note bearing a contractual interest rate of 2% compounded annually, with the outstanding balance and accrued interest due upon maturity in November 2027, with no interim installments due. The estimated market rate for the Company for an unsecured loan with a maturity in November 2027 was determined to be 15.83%. Although the Company does not have a public credit rating, management estimates a CCC credit rating based on the Company’s financial position and stage of development. Using the commensurate rate for a CCC rated company and based on the amount due at maturity, the present value of the future cash outflow was determined to be $417 at the transaction date. As of September 30, 2022, the present value of future cash flows outflows is $626.

8. Lease

On February 4, 2019, the Company signed a lease agreement for its new corporate headquarters at 117 Kendrick Street in Needham, Massachusetts. The facility consists of a 15,197 square foot property which houses the corporate, clinical, laboratory and manufacturing operations for the Company. The lease term ends on August 31, 2026. Prior to occupying the new space, the Company had construction performed to modify the space to meet its needs. The Company received $765 as a reimbursement by our landlord for a tenant improvement. The $765 lease incentive was recorded as reduction to the lease right of use asset recorded to the Company's condensed consolidated balance sheet upon adoption of ASC 842 on January 1, 2022.

Disclosures under ASC 842

For the three and nine months ended September 30, 2022, the Company has recorded $90 and $269, respectively of operating lease cost and for the three and nine months ended September 30, 2022, the Company has recorded $31 and $123, respectively of variable lease cost. The total lease expense for the three and nine months ended September 30, 2022 was $121 and $392, respectively.

Cash paid for amounts included in the lease liability for the three and nine months ended September 30, 2022 was $142 and $423, respectively.

Other Information	SEPTEMBER 30, 2022
Operating cash flows used for operating leases	$423
Weighted-average remaining lease term (years)	3.9
Weighted-average incremental borrowing rate	7.02%

The future lease payments under non-cancelable leases at September 30, 2022, are as follows:

2022	$144
2023	583
2024	598
2025	613
2026	415
Total future lease payments	2,354
Less: imputed interest	(294)
Total lease liability	$2,060

Disclosures under ASC 840

For the three and nine months ended September 30, 2021, the Company recorded rent expense of $152 and $476, respectively.

The following table summarizes the future minimum lease payments due under the Company's facility lease as of December 31, 2021, presented in accordance with ASC 840, the relevant accounting standard at that time:

2022	$567
2023	583
2024	598
2025	613
2026	415
Total future lease payments	$2,776

9. Common stock and preferred stock

Preferred stock

The Company has authorized 10,000,000 shares of $0.01 par value preferred stock at September 30, 2022 and December 31, 2021.

Common stock

The Company has authorized 150,000,000 shares of $0.01 par value common stock at September 30, 2022 and December 31, 2021 of which 29,014,517 and 28,689,842 were issued as of September 30, 2022 and December 31, 2021, respectively. The

Company had 28,891,909 and 28,689,842 outstanding shares as of September 30, 2022 and December 31, 2021, respectively. Common shares are voting and dividends may be paid when, as and if declared by the board of directors.

Common stock reserved

The Company has reserved the following shares of common stock for future issuance as of;

	SEPTEMBER 30, 2022	DECEMBER 31, 2021

Stock options outstanding	6,190,505	4,783,333
Shares available for future grant under stock option plan	1,331,545	1,878,997
Warrants	7,507,708	7,507,708
	15,029,758	14,170,038

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

Initial public offering

The Company's IPO, including the partial exercise of the underwriters’ option to purchase additional shares, resulted in the Company issuing 9,887,994 shares of its common stock at a price to the public of $8.00 per share, for net proceeds to the Company of $71,335, after deducting underwriting discounts and commissions and offering expenses. Upon closing of the IPO, all outstanding shares of the Company’s Preferred Stock automatically converted into 7,066,398 shares of common stock.

10. Warrants

The Company has the following warrants outstanding for the purchase of common stock as of September 30, 2022 and December 31, 2021:

WARRANT	SHARES OF COMMON STOCK SUBJECT TO WARRANTS	EXERCISE PRICE PER SHARE	EXPIRATION DATES
Series B Warrants	3,672,484	$6.81	November 2025
Conditional Series B Warrants	3,672,484	$6.81	November 2025
NC Ohio Trust	162,740	$1.46	March 2029

Series A warrants

Series A Warrants were issued in connection with the Series A Preferred Stock in 2016. In 2018, upon the conversion of the Series A Preferred Stock into common stock, the Series A Warrants became exercisable for common stock at an exercise price of $5.67 per share. Subsequent to the IPO, 75,946 Series A Warrants were exercised and the remaining 48,850 Series A Warrants expired in August 2021.

Series B warrants

In connection with the November 13, 2018 issuance of Series B convertible preferred stock (the Series B Preferred), the Company issued to the purchaser of the Series B Preferred warrants to purchase 3,672,484 shares of common stock for $6.81 per share (the Series B Warrants), which became fully exercisable upon issuance. The Series B Warrants contain provisions allowing cashless exercise.

In addition, the Company issued to the same stockholder additional five-year warrants for the purchase of 3,672,484 shares of common for $6.81 per share (the Conditional Series B Warrants), which become exercisable in the event that the Company completes a future financing that meets certain financial milestones or achieves certain share prices as follows:

•
918,121 shares vest upon (1) a financing event effected through the sale of our equity securities to third parties resulting in at least $20,000,000 in gross proceeds, or a financing event, with a per share price of $12.47, or (2) an average market price (determined over a consecutive 10-day period) of $12.47 per share;
•
an additional 918,121 shares vest upon (1) a financing event with a price per share of $13.20, or (2) an average market price (determined over a consecutive 10-day period) of, $13.20 per share;
•
an additional 918,121 shares vest upon (1) a financing event with a per share price of $13.94, or (2) an average market price (determined over a consecutive 10-day period) of, $13.94 per share; and
•
an additional 918,121 shares vest upon (1) a financing event with a per share price of $14.68, or (2) an average market price (determined over a consecutive 10-day period) of, $14.68 per share.

On June 24, 2021, the Company’s board of directors approved and on July 14, 2021 the stockholders approved, effective upon the closing of the IPO, an amendment to the terms of the Series B Warrants and the Conditional Series B Warrants to extend the expiration date from November 2023 to November 2025. In addition, the exercise period for the Conditional Series B Warrants was amended such that in the event the future financing milestones or certain share price targets described above are achieved, the Conditional Series B Warrants can only be exercised in conjunction with the sale of the Company, on a cash or cashless exercise basis, or otherwise in November 2025 through a cashless exercise.

The Company recorded the Series B Warrants as a component of stockholder’s equity at the time of issuance at their estimated fair value of $2,124 and recorded the Conditional Series B Warrants as a liability on the condensed consolidated balance sheet as the number of shares used to calculate the settlement is not a fixed number of shares. The Conditional Series B Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the condensed consolidated statements of operations. The Company will continue to recognize changes in the fair value of the Conditional Series B Warrants until each Conditional Series B Warrant is exercised, expires or qualifies for equity classification. The warrant liability fair value was $4,626 and $18,252 as of September 30, 2022 and December 31, 2021, respectively.

NC Ohio trust warrants

On March 20, 2019, the Company established the NC Incorporated Ohio Trust, an irrevocable trust funded by the Company. The beneficiary in the trust agreement has provided past services to the Company for more than 15 years and is a non-employee. The warrant provides the beneficiary the right to purchase 162,740 shares of the Company’s common stock, $0.01 par value at an exercise price of $1.46 per share, subject to adjustments as specified in the warrant agreement. The Company recognizes the warrants as compensation expense within the condensed consolidated statement of operations and when the warrants are granted or at the service inception date if the service inception date precedes the grant date. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value previously used at the service inception date or subsequent reporting dates. As of September 30, 2022 and December 31, 2021, a grant date was not established as there was not a mutual understanding of key terms. The Company remeasures the fair value of the award at each reporting date, as the service date preceded the grant date. The value of the warrants for 162,740 shares of common stock was $433 and $1,070 as of September 30, 2022 and December 31, 2021, respectively, and was recorded as stock compensation expense within research and development expense and a credit to stockholders’ equity in the condensed consolidated financial statements.

11. Stock options, restricted stock and stock-based compensation

The Company’s 2015 Stock Plan, as amended, (the 2015 Plan) provides for the Company to sell or issue common shares or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. The 2015 Plan is administered by the board of directors and exercise prices, vesting and other restrictions are determined at its discretion. All stock option grants are non-statutory stock options except option grants to employees intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant, as determined in good faith by the board of directors at its sole discretion. Nonqualified stock options may be granted at an exercise price established by the board of directors at its sole discretion and the vesting periods may vary. Vesting periods are generally four years and are determined by the board of directors. Stock options become exercisable as they vest. Options granted under the 2015 Plan expire no more than ten years from the date of grant. As of September 30, 2022, there are no shares available for grants under the 2015 Plan and the 2015 Plan continues to govern the terms and conditions of the outstanding awards under the 2015 Plan.

On July 14, 2021, the Company’s 2021 Equity Incentive Plan (the 2021 Plan), was approved by the Company’s stockholders, and became effective upon completion of the IPO and serves as the successor to the 2015 Plan. 3,201,594 shares of common stock are reserved under the 2021 Plan, of which 1,331,545 shares remain available for future grants as of September 30, 2022. Stock option activity is summarized as follows:

	NUMBER OF STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE
Outstanding as of December 31, 2021	4,783,333	$2.34
Granted	1,790,840	3.97
Cancelled, forfeited or expired	(58,993)	3.97
Exercised	(324,675)	1.46
Outstanding as of September 30, 2022	6,190,505	$2.85
Exercisable as of September 30, 2022	2,676,032	$2.22
Unvested as of September 30, 2022	3,514,473	$3.32

The 2015 Plan, permits participants to use common stock they previously acquired to pay for the exercise of stock options based upon the fair value on the date of exercise. In connection with the exercise of a stock options to purchase 306,518 shares of our common stock at an exercise price of $1.46, option holders tendered 122,608 shares of our common stock previously acquired in consideration of the full aggregate exercise price in accordance with the terms of the option and the 2015 Plan. The shares tendered are recorded as treasury stock within the Company's condensed and consolidated financial statements at September 30, 2022.

The fair value of stock options granted was estimated on the grant date using the Black-Scholes option pricing model based on the following weighted-average assumptions:

NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
Expected option life (years)	6.00 - 6.08	5.00 - 6.25
Risk-free interest rate	1.69% - 4.02%	0.89% - 1.15%
Expected volatility	85.09% - 86.89%	83.80% - 89.02%
Expected dividend yield	0%	0%
Exercise price	$3.10 - $5.19	$4.97 - $10.84
Fair value of common stock	$3.10 - $5.19	$4.97 - $10.84

The total intrinsic value of stock options vested during the nine months ended September 30, 2022 and 2021 was $998 and $6,307, respectively.

Stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 was classified in the condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Research and development	$343	$1,519	$542	$2,035
General and administrative	400	390	1,131	1,374
Total stock-based compensation expense	$743	$1,909	$1,673	$3,409

As of September 30, 2022 and 2021, total unrecognized compensation cost related to the unvested stock-based awards was $7,947 and $6,277, respectively. As of September 30, 2022 and 2021, these amounts are expected to be recognized over a weighted average period of 2.36 and 2.39 years, respectively.

12. Income taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. There were no significant income tax provisions or benefits for the three and nine months ended September 30, 2022 and 2021. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, including our ability to generate taxable income, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

13. Exclusive licensing agreement with a related party

In March 2014, the Company entered into an exclusive licensing agreement with Ventagen, LLC (Ventagen) which provides Ventagen the right to develop products for commercial sale and distribution within Mexico, Belize, Guatemala, Honduras, El Salvador, Costa Rica, Nicaragua, Panama, Colombia, and Bolivia (the Territory). Ventagen paid the Company $1,000 upon the signing of the agreement and agreed to a fixed future payment to the Company of $2,500. The future payment will be made upon the achievement of $5,000 of sales of an approved product by Ventagen and is subject to reduction if Ventagen’s costs to develop an approved product exceeds $4,000. In addition to the upfront payment and the future payment, Ventagen agreed to purchase from the Company all manufactured product that is required for clinical or commercial purposes at a price of cost plus 25% of the wholesale price of the approved product, subject to a minimum or maximum price. In the event the Company is unable or unwilling to manufacture supply under the terms of the agreement, Ventagen has the right to manufacture its own supply and will be required to pay a fixed fee per dose sold. The Company also agreed to provide certain services to Ventagen related to Ventagen’s development plan. Stockholders of the Company own 49.5% of the voting stock of Ventagen, including 47% by the Company’s founders who are currently significant stockholders of the Company, and trusts for the benefit of their children.

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

The Company defers recognition of the portion of the $1,000 non-refundable upfront license fee for the portion of the performance obligations that are not satisfied. The Company recognized revenue of $31 and $94 in each of the three and nine months ended September 30, 2022, respectively. The Company recognized revenue of $31 and $94 in each of the three and nine months ended September 30, 2021, respectively. The license agreement includes a $2,500 potential future milestone payment due to the Company upon successful completion of certain separate, distinct events. At this time, the Company cannot estimate when the milestone-related performance obligations are expected to be achieved and will recognize revenue once satisfaction is probable. There was no additional variable consideration, significant financing components, non-cash consideration, or consideration payable to the customer in this agreement.

14. Technology license agreement

On January 20, 2018 the Company entered into an exclusive option agreement (Option Agreement) with MGB. Pursuant to the Option Agreement, the Company has obtained the exclusive right from MGB to negotiate an exclusive license to make, develop and commercialize rQNestin, a genetically modified oncolytic herpes simplex virus for the treatment of certain types of cancers. Pursuant to the Option Agreement, the Company will support a clinical trial to be conducted at MGB pursuant to the terms of a clinical trial agreement to be negotiated and the Company has committed to remitting $750 in support of such clinical trial over the course of approximately three years. Upon execution of the Option Agreement, the Company remitted a non-refundable fee of $40 to MGB to be applied toward the Company’s on-going obligations to reimburse patent expenses. In nine months ended September 30, 2022 and 2021, respectively, the Company expensed $0 and $28, respectively, for startup and patient fees for clinical trials performed by MGB.

On September 15, 2020, the Company exercised the Option Agreement with MGB and entered into an exclusive worldwide patent license agreement with MGB (the MGB License). In connection with the MGB License, the Company paid a fee of $100 and agreed to reimburse patent costs incurred by MGB, including $141 paid at the time of entering into the MGB License. Prior to the first commercial sale, the Company is required to pay MGB an annual license fee of $50 beginning following the fourth anniversary of the effective date. The MGB License contains cumulative milestone payments equaling a maximum amount of $39,000 upon the achievement of various clinical, commercial and sales milestones of both primary and secondary products. Following the first commercial sale, the Company is required to pay royalties to MGB, which are paid at an increasing rate as net sales increase, ranging from low single digits to high single digits. In addition, after the first commercial sale, the Company is required to pay MGB a pre-determined fixed annual minimum royalty, which amount may be credited against earned royalties starting in the fourth year following the first commercial sale. The Company also agreed to pay a single digit royalty rate on net sales of any derived products.

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

As of September 30, 2022, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

Legal proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

16. Net loss per share

Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Numerator:	2022	2021	2022	2021
Net loss	$(8,688)	$(16,162)	$(13,711)	$(37,720)
Denominator:
Weighted-average shares of common stock outstanding - basic and diluted	28,891,909	23,325,716	28,798,284	15,579,267
Net loss per share - basic and diluted	$(0.30)	$(0.69)	$(0.48)	$(2.42)

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Outstanding warrants for common stock	7,507,708	7,507,708	7,507,708	7,507,708
Outstanding stock options (as converted to common stock)	6,190,505	4,666,353	6,190,505	4,666,353
	13,698,213	12,174,061	13,698,213	12,174,061

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

Overview

We are a late clinical stage biopharmaceutical company focused on helping patients fight cancer with viral immunotherapies. Our engineered viruses are designed to induce a systemic anti-tumor response in response to immunogenic cell death through direct viral-mediated cytotoxicity in cancer cells, thus releasing tumor neo-antigens and creating a pro-inflammatory microenvironment at the site of injection. Our approach combines an in-depth knowledge of viral immunotherapy with extensive clinical experience across a wide range of indications. Based on the broad range of data that we have generated from our preclinical models and clinical trials using our approach, we have observed what we believe to be systemic immune response against locally injected tumors and their distant uninjected metastases. We have established two clinical stage viral immunotherapy platforms based on novel, genetically modified adenovirus and herpes simplex virus (HSV) constructs, respectively. In our clinical results to date from CAN-2409, our lead adenovirus product candidate, and CAN-3110, our lead product candidate from our HSV platform, we have observed that these candidates may have the potential to address significant unmet patient need and improve clinical outcomes in novel indications across broader patient populations.

In non-small cell lung cancer (NSCLC), we have previously observed monotherapy activity of CAN-2409 in a Phase 1 proof of mechanism trial. In 2020, we initiated a Phase 2 clinical trial evaluating CAN-2409 plus valacyclovir in combination with PD-(L)1 checkpoint inhibitors for patients with inadequate response to PD-(L)1 checkpoint inhibitors. This open label trial is targeting enrollment of approximately 96 patients with stage III/IV NSCLC. The cohorts are defined based on response to checkpoint inhibitors at the time of enrollment. Patients with stable disease or progressive disease will continue treatment with their initial checkpoint inhibitor and CAN-2409 will be added to their regimen. The primary efficacy endpoint for this trial is response rate measured by response evaluation criteria in solid tumors (RECIST). At the American Society for Clinical Oncology (ASCO) in June 2022, the Company reported initial data, as of April 20, 2022, from 35 enrolled patients, of which 20 were evaluable for efficacy. A summary of the data is as follows

•
Disease control rate of 87.5% achieved in patients who were all progressing on anti-PD-1 therapy at trial entry.
•
Evidence of tumor regression in both injected and uninjected lesions.
•
Partial response in 3 (15%) patients.
•
CAN-2409 was well tolerated with no treatment-related grade 4 adverse events reported and grade 3 adverse events in two patients.

We anticipate presenting updated clinical data from this trial in the fourth quarter of 2022.

We are also evaluating CAN-2409 in newly diagnosed high-grade glioma. The FDA has granted CAN-2409 fast track designation for use in this setting in combination with standard of care surgery and chemoradiation, and on September 8, 2022 the EMA adopted a positive opinion to grant CAN-2409 orphan drug designation for this indication. We submitted the Phase 3 clinical trial protocols for CAN-2409 in high-grade glioma to a central institutional review board (IRB) in the third quarter of 2022. The randomized placebo-controlled trial will compare CAN-2409 paired with prodrug (valacyclovir), surgery and radiotherapy, and temozolomide for patients with methylated methylguanine-DNA methyltransferase (MGMT) promoters for whom temozolomide is indicated, to a control arm where CAN-2409 will be replaced by a placebo in the treatment regimen. This trial will be randomized at a ratio of 1 to 1 in the active versus control arms and will assess efficacy based on overall survival. It is intended to enroll approximately 600 patients.

Interim data from a fully accrued Phase 1b trial of CAN-2409 in combination with nivolumab, valacyclovir and standard of care treatment in patients with newly diagnosed high-grade glioma are anticipated in the fourth quarter of 2022. Nivolumab previously failed to meet the primary endpoint of improved median overall survival in a separate 716 patient Phase 3 glioblastoma trial conducted by nivolumab's sponsor, Bristol-Myers Squibb Company.

Our most advanced product candidate, CAN-2409, is an off-the-shelf adenovirus product candidate combined with the prodrug valacyclovir that has generated promising clinical activity across a range of solid tumor indications, including our lead indication of prostate cancer. We are currently conducting, as part of our most advanced CAN-2409 program, a Phase 3 clinical trial in the United States under a Special Protocol Assessment (SPA), with the U.S. Food and Drug Administration (FDA) for CAN-2409 in patients with newly diagnosed, localized prostate cancer who have an intermediate or high-risk for progression. We completed enrollment for this trial in September 2021 and we expect a final data readout at the end of 2024.

We are also studying CAN-2409 in a Phase 2 trial in Pancreatic cancer.

In addition, we are advancing development of our HSV platform product candidates for solid tumor indications. Our lead HSV product candidate, CAN-3110, is currently in an ongoing investigator-initiated Phase 1 clinical trial in our initial target indication of recurrent high-grade glioma. Initial clinical data from this trial was presented in an oral presentation at ASCO in June 2021, and we reported additional biomarker data in November 2021. We anticipate clinical data from additional patients in the fourth quarter of 2022. We are also designing other novel viral immunotherapy candidates using our enLIGHTEN discovery platform that is based on HSV.

Our viral immunotherapy approach utilizes intratumoral administration of genetically engineered viruses to selectively induce tumor cell death and elicit a systemic anti-tumor response. Local delivery enables us to achieve these effects while aiming to minimize systemic toxicity. The immune cells induced by these viral immunotherapies are believed to target patients’ specific tumor antigens, potentially improving responses in immunologically “hot” tumors while at the same time infiltrating the tumor microenvironment, transforming non-inflamed “cold” tumors with limited immune response into “hot” tumors. In our data from our clinical studies in patients with cancer, we have observed increases in the expression of immune checkpoints PD-1, PD-L1 and CTLA-4 following treatment with CAN-2409 supporting the evaluation of combinations with immune checkpoint inhibitors (ICI) such as anti-PD-(L)1 that, typically, are only efficacious in patients with immunologically “hot” tumors. While our product candidates are administered directly into the tumor, we have observed systemic immune response in our preclinical studies and clinical trials that may indicate the potential of CAN-2409 and CAN-3110 to induce systemic immune response against distal, uninjected tumors, also known as an “abscopal” effect.

We believe viral immunotherapy is among the most promising cancer treatment modalities today. Treatment with viral immunotherapy has already been clinically validated through talimogene laherparepvec (IMLYGIC, Amgen), the first FDA-approved intratumoral oncolytic virus. Our goal is to further improve patient outcomes from viral immunotherapies by selecting the optimal vector, specific transgenes and clinical indications for each tumor type while optimizing product candidate attributes, such as high-titer formulation, intratumoral administration to induce systemic anti-tumor immunity, and storage conditions that could potentially lower logistical barriers for patients and clinicians.

Collaborations

We are a party to a number of license and collaboration agreements under which we license patents, patent applications and other intellectual property to and from third parties.

Periphagen. On December 9, 2019, we entered into a series of agreements, including an exclusive license agreement, a novation agreement, an equipment purchase agreement and an intellectual property assignment agreement, collectively the Periphagen Agreements, with Periphagen, whereby we acquired certain assets and licensed certain rights (including specified patent rights and know-how, the Licensed IP Rights) of Periphagen, primarily consisting of exclusive rights to their technology platform and a portfolio of pre-clinical, development stage virus vectors, as well as certain physical property and equipment. The primary classes of assets are HSV-derived assets expressing neurotrophin-3 (NT-3 Assets) and other HSV-derived assets (Gene Transfer Neuro-Assets). Under the license agreement, Periphagen granted us a worldwide exclusive license with the right to grant sublicenses through multiple tiers under the Licensed IP Rights to conduct research and to develop, make, have made, use, have used, offer for sale, have sold, export and import products incorporating the Licensed IP Rights in all fields of use except the treatment, diagnosis, and prevention of nononcologic skin diseases and conditions (including use as an aesthetic).

MGB. On January 20, 2018, we entered into an exclusive option agreement (the Option Agreement), with MGB. Pursuant to the Option Agreement, we obtained the exclusive right from MGB to negotiate an exclusive worldwide, royalty-bearing license to develop and commercialize products covered by certain MGB patents, including those patents covering CAN-3110, in the field of gene therapy and oncolytic vector therapy for the treatment or prevention of cancerous tumors in humans or animals, as such field is further detailed in the Option Agreement (the Licensed Field). In consideration for MGB’s granting of the exclusive option, we paid MGB a non-refundable fee of $40,000.

Under the Option Agreement, we were required to use reasonable efforts to enter into a clinical trial agreement with MGB. We entered into such clinical trial agreement with MGB (the MGB Clinical Trial Agreement), on June 19, 2018. Under the MGB Clinical Trial Agreement, we have committed to remitting up to $750,000 for the performance of a specified Phase 1 clinical trial by MGB pursuant to a protocol summary contained in the Option Agreement.

On September 15, 2020, we exercised our option and entered into an exclusive patent license agreement with MGB (the MGB License Agreement). Under the MGB License Agreement, MGB granted to us (a) an exclusive, royalty-bearing license under certain of MGB’s patents to make, have made, use, have used, sell and have sold certain products covered by such licensed patents, or the Licensed Products and otherwise practice processes covered by such licensed patents, or Licensed Processes; and (b) a non-exclusive, royalty-bearing license under certain other of MGB’s patents to make, have made, use, have used, sell and have sold Licensed Products, but not to sell or have sold Licensed Processes. The foregoing rights are sublicensable, subject to sublicensing terms set forth in the MGB License Agreement. In connection with executing the MGB License

Agreement, we paid a license issue fee of $100,000. We also agreed to reimburse MGB for all reasonable fees and expenses MGB had incurred and will incur for the preparation, filing, prosecution and maintenance of the licensed patent rights.

Ventagen. On March 1, 2014, we entered into an exclusive license agreement (the Ventagen Agreement), with Ventagen, LLC (Ventagen). The Ventagen Agreement provides Ventagen an exclusive license, with rights to grant sublicenses (subject to certain terms and conditions) under any worldwide patent rights and know-how owned or controlled by us during the term of the Ventagen Agreement which cover applicable technology utilizing the delivery method of the herpes derived TK protein to tumors or other tissues via a viral vector (as further specified therein), to research, use, have used, import, have imported, export, have exported, offer for sale, have sold, sell, distribute and market certain products for the prevention or treatment of cancer in humans and any use in animals, or the Licensed Products, for commercial sale and distribution within Mexico, Belize, Guatemala, Honduras, El Salvador, Costa Rica, Nicaragua, Panama, Colombia and Bolivia.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19), a global pandemic (or the COVID-19 pandemic), which continues to spread throughout the United States and worldwide. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is highly uncertain and will depend on future developments that cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and actions taken by government authorities and businesses to contain or prevent the further spread of COVID-19. For instance, a recurrence or continuation of COVID-19 cases, including new variants, could cause a more widespread or severe impact on commercial activity depending on where infection rates are highest. If we or any of the third parties with whom we engage were to experience any additional shutdowns or other prolonged business disruptions as a result of the ongoing COVID-19 pandemic, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

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

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support our continued clinical development and manufacturing activities. We also expect to incur increased expenses associated with being a public company as a result of our initial public offering (the IPO), including costs of accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission (SEC) requirements; director and officer insurance costs; and investor and public relations costs.

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

Change in fair value of warrant liability

In connection with the November 13, 2018 issuance of Series B preferred stock we issued warrants to the purchasers of the Series B preferred stock, to purchase up to 7,344,968 shares of our common stock with an exercise price of $6.81 per share. We also issued a warrant to the NC Incorporated Ohio Trust, an irrevocable trust funded by us, to purchase 162,740 shares of our common stock, $0.01 par value, at an exercise price of $1.46 per share, subject to adjustments as specified in the warrant agreement (the NC Ohio Warrants). Certain of those warrants are recorded as a liability on our balance sheet. The warrants recorded as a liability are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the condensed consolidated statements of operations. We will continue to recognize changes in the fair value of the warrants until they are exercised, expire or qualify for equity classification. The fair value of the warrants is determined based on significant inputs not observable in the market. The fair value of the warrants uses various valuation methods, including the Monte Carlo method, the option-pricing method, probability-weighted expected return and the hybrid method, all of which incorporate assumptions and estimates, to value the common stock warrants. The hybrid method is often used when a company is expecting a liquidity event in the near future and is a combination of the option-pricing and probability-weighted expected return methods. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares of common stock, risk-free interest rate, expected dividend yield, and the remaining contractual term of the warrants. Therefore, the fair value may not be appropriately captured by simple models.

Income taxes

Since our inception, we have generated cumulative federal and state net operating loss and research and development credit carryforwards for which we have not recorded any net tax benefit due to uncertainty around utilizing these tax attributes within their respective carryforward periods.

As of December 31, 2021, we had federal net operating loss carryforwards (NOLs) of approximately $51.6 million and state NOLs of approximately $48.4 million which may be available to offset future taxable income. Our federal NOLs include $8.8 million available to reduce future taxable income through 2028 and approximately $42.8 million of NOLs that do not expire and are available to reduce future taxable income indefinitely. The state NOLs are available to offset future taxable income through 2032. As of December 31, 2021, we also had federal and state research and development tax credit carryforwards of $2.0 million and $1.1 million, respectively, which are available to offset federal and state tax liabilities through 2036 and 2028, respectively.

Realization of future tax benefits is dependent on many factors, including our ability to generate taxable income within the NOL period. Our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and certain tax credits. Management has considered our history of cumulative net losses incurred since inception, as well as our lack of product revenue since inception, and has determined that it is more likely than not that we will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at September 30, 2022 and December 31, 2021.

NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as provided under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), as well as under similar state provisions. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income. In general, an ownership change, as defined under Section 382 of the Code (Section 382), results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. We have completed several financings and not yet determined if such a limitation would be placed against our NOL. We will make such a determination prior to the utilization of any NOL. Since our inception, we have generated cumulative federal and state net operating loss and research and development credit carryforwards for which we have not recorded any net tax benefit due to uncertainty around utilizing these tax attributes within their respective carryforward periods.

Results of Operations

Comparison of three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE/
	2022	2021	(DECREASE)
Research and development service revenue	$31	$31	$—
Operating expenses:
Research and development	5,376	5,265	111
General and administrative	3,536	2,795	741
Total operating expenses	8,912	8,060	852
Loss from operations	(8,881)	(8,029)	(852)
Grant income	—	131	(131)
Interest, dividend and investment income, net	(176)	(14)	(162)
Change in fair value of warrant liability	369	(8,250)	8,619
Net loss	$(8,688)	$(16,162)	$7,474

Revenue

We had research and development service revenue of $31,000 for each of the three months ended September 30, 2022 and 2021. This represents the recognition as research and development service revenue of a portion of the $1.0 million up-front license fee that we received in 2014 and 2015 from Ventagen, a related party, which is being recognized over the period during which we provide the services.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE
	2022	2021	(DECREASE)
Employee-related	$3,299	$3,688	$(389)
Clinical development	1,424	1,219	205
Depreciation of fixed assets	202	—	202
Pre-clinical research	128	10	118
Recruiting	142	158	(16)
Occupancy	117	137	(20)
Other	64	53	11
	$5,376	$5,265	$111

Research and development expenses for the three months ended September 30, 2022 were $5.4 million, compared with $5.3 million for the three months ended September 30, 2021 and consisted primarily of $3.3 million and $3.7 million, respectively, of employee-related costs, including $343,000 and $1.5 million, respectively, of non-cash stock compensation expense, $1.4 and $1.2, respectively, of clinical development costs related to our clinical trial sites and the cost of treating and following up on patients in our clinical trials, regulatory and manufacturing expenses, $202,000 and $0, respectively, of depreciation, $128,000 and $10,000, respectively, of preclinical research costs associated with our development programs, $142,000 and $158,000, respectively, of recruiting expenses, and $117,000 and $137,000, respectively, of occupancy costs. The increase of $111,000 million was primarily related to a $787,000 increase in employee-related costs due to an increase in research and development headcount, a $205,000 increase in clinical development costs which was primarily driven by increased manufacturing costs, a $202,000 increase in depreciation primarily related to depreciation of lab equipment and leasehold improvements, and a $118,000 increase in preclinical research. These increases were partially offset by a decrease of $1.2 million of stock based compensation expense. This was primarily driven by a $595,000 increase in stock based compensation expense related to the revaluation of the NC Ohio Warrants in the third quarter of 2021, and an increase of $620,000 of stock based compensation fair value adjustments recorded in the third quarter of 2021.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE
	2022	2021	(DECREASE)
Employee-related	$1,583	$1,349	$234
Professional and consulting fees	965	734	231
Insurance	531	471	60
Recruiting	257	1	256
Other	200	240	(40)
	$3,536	$2,795	$741

General and administrative expenses were $3.5 million for the three months ended September 30, 2022, compared to a $2.8 million for the three months ended September 30, 2021, and consisted primarily of $1.6 million and $1.3 million, respectively, of employee-related costs, including $400,000 and $390,000, respectively, of non-cash stock compensation expense, $965,000 and $734,000, respectively, of professional and consulting fees, $531,000 and $471,000, respectively, of insurance costs, and $257,000 and $1,000, respectively of recruiting costs. The increase of $741,000 was primarily due to an increase of $256,000 in recruiting expenses, $231,000 in professional and consulting fees, and $234,000 in employee related costs as we increased our general and administrative headcount to manage growth and operate as a public company. The increase in recruiting fees was primarily due to a search for three new members of our board of directors. The increase in professional and consulting fees was primarily due to an increase in fees paid to investor and public relations consultants and to legal and accounting firms.

Grant income

Grant income was $0 and $131,000 for the three months ended September 30, 2022 and 2021, respectively. Grant income for the three months ended September 30, 2021 represents amounts received under a grant from the National Institutes of Health for development of CAN-2409 for use as a therapy for pancreatic cancer. This grant was completed as of December 31, 2021.

Interest, dividend and investment expense, net

Interest, dividend and investment expense was $176,000 for the three months ended September 30, 2022 compared with an expense of $14,000 for the three months ended September 30, 2021 and represents the interest expense on our debt obligations, which is net of earnings on our cash equivalents. The increase was primarily due to increased interest expense incurred as a result of increased borrowing in the first quarter of 2022.

Change in fair value of warrant liability

The change in fair value of our warrant liability was a decrease in value of $369,000 for the three months ended September 30, 2022 compared with an increase in value of $8.3 million for the three months ended September 30, 2021. The decrease in the warrant liability value for the three months ended September 30, 2022 was primarily due to the decrease in our stock price from June 30, 2022 to September 30, 2022. The increase in the warrant liability value for the three months ended September 30, 2021 was primarily due to the increase in the valuation of our company from June 30, 2021 to September 30, 2021.

Comparison of nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	NINE MONTHS ENDED September 30,		INCREASE/
	2022	2021	(DECREASE)
Research and development service revenue	$94	$94	$—
Operating expenses:
Research and development	15,815	11,324	4,491
General and administrative	10,900	6,756	4,144
Total operating expenses	26,715	18,080	8,635
Loss from operations	(26,621)	(17,986)	(8,635)
Grant income	—	927	(927)
Interest, dividend and investment income, net	(716)	(42)	(674)
Change in fair value of warrant liability	13,626	(20,619)	34,245
Net loss	$(13,711)	$(37,720)	$24,009

Revenue

We had research and development service revenue of $94,000 for each of the nine months ended September 30, 2022 and 2021. This represents the recognition as research and development service revenue of a portion of the $1.0 million that we received in 2014 and 2015 from Ventagen, a related party, which is being recognized over the period during which we provide the services.

Research and development expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE
	2022	2021	(DECREASE)
Employee-related	$9,878	$7,345	$2,533
Clinical development	4,000	2,989	1,011
Pre-clinical research	504	90	414
Depreciation of fixed assets	555	—	555
Occupancy	341	409	(68)
Recruiting	338	438	(100)
Other	199	53	146
	$15,815	$11,324	$4,491

Research and development expenses for the nine months ended September 30, 2022 were $15.8 million, compared with $11.3 million for the nine months ended September 30, 2021 and consisted primarily of $9.9 million and $7.3 million, respectively, of employee-related costs, including $542,000 and $2.0 million, respectively, of non-cash stock compensation expense, $4.0 million and $3.0 million, respectively, of clinical development costs related to our clinical trial sites and the cost of treating and following up on patients in our clinical trials, regulatory, and manufacturing expenses, $504,000 and $90,000, respectively, of preclinical research costs associated with our development programs, $555,000 and $0, respectively, of depreciation, $341,000 and $409,000, respectively, of occupancy costs, and $338,000 and $438,000, respectively, of recruiting expenses. The increase of $4.5 million was primarily related to $4.0 million increase in employee-related costs due to an increase in research and development headcount and $1.0 million in severance associated with the termination of our former Chief Scientific Officer and Chief Medical Officer in February 2022, $1.0 increase in clinical development costs which was primarily driven by increased manufacturing and regulatory costs, $555,000 increase to depreciation primarily related to depreciation of lab equipment and leasehold improvements, and a $414,000 increase in preclinical research. These increases were partially offset by a decrease of $1.5 million stock based compensation expense. This was primarily driven by a $845,000 increase in stock based compensation expense related to the revaluation of the NC Ohio Warrants through the first three quarters of 2021 and $620,000 stock based compensation expense fair value adjustments recorded in the third quarter of 2021.

General and administrative expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2022 and 2021 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE
	2022	2021	(DECREASE)
Employee-related	$4,896	$3,869	$1,027
Professional and consulting fees	2,784	1,848	936
Insurance	1,934	484	1,450
Recruiting	754	6	748
Other	532	549	(17)
	$10,900	$6,756	$4,144

General and administrative expenses were $10.9 million for the nine months ended September 30, 2022 compared with $6.8 million for the nine months ended September 30, 2021 and consisted primarily of $4.9 million and $3.9 million, respectively, of employee-related costs, including $1.1 and $1.4, respectively, of non-cash stock compensation expense, $2.8 million and $1.8 million, respectively, of professional and consulting fees, $1.9 million and $484,000, respectively, of insurance costs, and $754,000 and $6,000 of recruiting fees. The increase of $4.1 million was primarily due to increases of $1.4 million in insurance expense, $1.0 million in employee related costs as we increased our general and administrative headcount to manage growth and operate as a public company, $936,000 in professional and consulting fees, and $748,000 in recruiting fees. Insurance expense increased due to the cost of directors and officers insurance upon completion of the IPO. The increase in professional and consulting fees is primarily due to an increase in fees paid to investor and public relations consultants and legal and accounting firms. The increase in recruiting costs is primarily due to a search for three new members of our board of directors.

Grant income

Grant income was $0 and $927,000 for the nine months ended September 30, 2022 and 2021, respectively. Grant income for the nine months ended September 30, 2021 represents amounts received under a grant from the National Institutes of Health for development of CAN-2409 for use as a therapy for pancreatic cancer. This grant was completed as of December 31, 2021.

Interest, dividend and investment expense, net

Interest, dividend and investment expense was $716,000 for the nine months ended September 30, 2022 compared with an expense of $42,000 for the nine months ended September 30, 2021 and represents the interest expense on our debt obligations, which is net of earnings on our cash equivalents. The increase is primarily due to increased interest expense incurred as a result of increased borrowing in the first quarter of 2022.

Change in fair value of warrant liability

The change in fair value of our warrant liability was a decrease in value of $13.6 million for the nine months ended September 30, 2022 compared to an increase in value of $20.6 million for the nine months ended September 30, 2021. The decrease in the warrant liability value for the nine months ended September 30, 2022 is primarily due to the decrease in our stock price from December 31, 2021 to September 30, 2022. The increase in the warrant liability value for the nine months ended September 30, 2021 is primarily due to the increase in the Company's valuation from December 31, 2020 to September 30, 2021.

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

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through government grants and proceeds from the sale of convertible notes, sales of common stock and our convertible preferred stock, and proceeds from debt financing with Silicon Valley Bank (SVB). As of September 30, 2022, we have raised approximately $160.6 million, including $15.4 million of government grants, $66.1 million from the sale of convertible preferred stock, and $79.1 million from the sale of our common stock in our IPO. In addition, in February 2022, we borrowed $20.0 million under the loan and security agreement (the Loan Agreement), with SVB. Our cash and cash equivalents totaled $77.2 million as of September 30, 2022. We had $20.7 million of long-term debt as of September 30, 2022.

On August 5, 2022, we filed a shelf registration statement on Form S-3 (the Shelf) with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the ATM Program). The Shelf was declared effective by the SEC on August 12, 2022. As of the date hereof, no sales have been made pursuant to the ATM Program.

Cash flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2022 and 2021 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
Net cash used in operating activities	$(24,534)	$(16,980)
Net cash used in investing activities	(1,021)	(1,331)
Net cash provided by financing activities	19,938	71,800
Net increase (decrease) in cash and cash equivalents	$(5,617)	$53,489

Cash flows for the nine months ended September 30, 2022 and 2021

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $24.5 million, primarily consisting of a net loss of $13.7 million as we incurred expenses associated with our clinical programs, increased headcount and incurred costs associated with operating as a public company. In addition, we had non-cash income of $13.6 million as a result of the change in the fair value of our warrant liability. Non-cash income was partially offset by $2.7 million in non-cash charges primarily related to depreciation and non-cash stock compensation expense. Net cash used in operating activities was also impacted by $142,000 in changes in operating assets and liabilities, primarily driven by an increase of $830,000 in accrued expenses, which was partially offset by a decrease of $669,000 in accounts payable.

Net cash used in operating activities for the nine months ended September 30, 2021 was $17.0 million, primarily consisting of a net loss of $37.7 million and non-cash charges of $23.7 million primarily as a result of the $20.6 million expense as a result of the change in the fair value of our warrant liability and $3.4 million of non-cash stock compensation expense which was partially offset by $463,000 from the forgiveness of the Paycheck Protection loan. Net cash used in operating activities was also impacted by $2.9 million in changes in operating assets and liabilities, primarily driven by an increase of $2.5 million in prepaids and other assets.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $1.0 million and consisted of the purchase of fixed assets.

Net cash used in investing activities for the nine months ended September 30, 2021 was $1.3 million and consisted of the purchase of fixed assets.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $19.9 million and primarily consisted of $19.9 million million of net proceeds from a term loan with a bank.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $71.8 million and consisted of $71.3 million of net proceeds from our IPO and $465,000 of proceeds from exercise of warrants and stock options.

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

We believe that our existing cash and cash equivalents as of September 30, 2022, will enable us to fund our current operating plan into the first quarter of 2024. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual obligations and commitments

The following is a summary of our contractual obligations and commitments as of September 30, 2022:

	PAYMENTS DUE BY PERIOD
	(in thousands)
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS
Operating lease obligation (1)	$2,353	$579	$1,203	$571
Total	$2,353	$579	$1,203	$571

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

Critical accounting estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may materially differ from these estimates under different assumptions or conditions.

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

Emerging growth company status

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the JOBS Act), was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” or an EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the Securities Act) for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early.

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) December 31, 2026.

Inflation

Inflation has increased during the periods covered by this Quarterly Report, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our product components, interest rates and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the future, especially if inflation rates continue to rise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended). We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed during fiscal 2021 and remain unremediated as of September 30, 2022. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. The material weaknesses we identified are related to;

(1) the fact that we did not have sufficient finance and accounting staff with U.S. GAAP technical and accounting expertise to evaluate and account for significant transactions and oversee our third-party consultants. As a result we did not design and maintain formal accounting policies, processes and controls to sufficiently analyze, account for and disclose certain complex transactions, which led to inappropriate accounting conclusions associated with stock compensation expenses.

(2) the fact that we lacked proper monitoring of entity level controls and segregation of duties due to our small accounting staff.

Remediation Activities

Management has been actively engaged in remediating the above described material weaknesses. The following remedial actions have been taken as of September 30, 2022:

(1) We previously hired an experienced Chief Financial Officer in December 2020 with prior experience serving as a chief financial officer of a public company and serving as an audit partner at a major accounting firm. In September 2022, we hired a new Chief Financial Officer with prior experience serving as a chief financial and accounting officer of several public companies and as a senior manager at a major public accounting firm. We hired a Controller in November 2021 with experience working at a public company and as a manager at a major public accounting firm. Each of the above personnel have technical accounting expertise and experience with the internal control, compliance and financial reporting requirements of companies subject to Public Company Accounting Oversight Board (PCAOB) standards.

(2) We strengthened supervisory reviews by our financial management.

(3) We expanded our accounting and finance team to add additional qualified accounting and finance resources, including augmenting our finance team with third-party consultants that possess the required expertise to assist management with their review, as necessary.

(4) We implemented Oracle NetSuite as our Enterprise Resource Planning (ERP) solution in the third quarter of 2022, which among other features, has automated segregation of duties functionality relating to the ability to create and post journal entries to our general ledger.

(5) We implemented a Software-as-a-Service (SAAS) solution to assist with the review and approval of account reconciliations and other financial close workflows.

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

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation activities discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated under the laws of the State of Delaware in June 2003. Since inception, we have focused substantially all of our efforts and financial resources on raising capital and developing our initial product candidates. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors in private equity financings and from the proceeds of the IPO. From our inception through September 30, 2022, we raised an aggregate of $145.2 million of gross proceeds from such transactions. In addition, in February 2022, we borrowed $20.0 million under the Loan Agreement with SVB. As of September 30, 2022, our cash and cash equivalents were $77.2 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $94.0 million as of September 30, 2022. For the nine months ended September 30, 2022 and 2021, we reported net losses of $13.7 million and $37.7 million, respectively. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to do so in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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
▪
timely file and receive acceptance of our Investigational New Drug applications (INDs), in order to commence our planned clinical trials or future clinical trials;
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

The development of pharmaceutical products is capital-intensive. We are currently advancing our product candidates through clinical development across a number of potential indications. We are currently conducting a Phase 3 clinical trial for CAN-2409 in newly diagnosed localized prostate cancer in intermediate to high-risk patients for which we completed enrollment in September of 2021 and expect to receive final data readout in the end of 2024. Our second program using CAN-2409 is for the treatment of a type of brain cancer called high-grade glioma. We submitted the Phase 3 clinical trial protocols for CAN2409 in high-grade glioma to a central institutional review board (IRB) in the third quarter of 2022. Our third program using CAN-2409 is for the treatment of NSCLC. We have an ongoing Phase 2 trial and initial clinical data was presented at ASCO in June 2022. If the Phase 2 clinical trial is positive, this may warrant the initiation of a potentially registrational Phase 3 clinical trial. Consequently, we expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue our ongoing clinical trials or initiate future trials and pursue the research and development of, and seek marketing approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts, and may be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

We expect that our existing cash and cash equivalents will be sufficient to fund our current operating plan into the first quarter of 2024. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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
▪
the emergence of competing viral immunotherapies as well as immuno-oncology therapies in general and other adverse market developments;

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

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to our CAN-2409 program, which is currently our lead product candidate. We are currently conducting, as part of our most advanced CAN-2409 program, a Phase 3 clinical trial under an SPA for CAN-2409 in patients with newly diagnosed localized prostate cancer who have an intermediate to high-risk for progression. We completed enrollment for this trial in September 2021 and expect to receive a final data readout at the end of 2024. We are conducting a Phase 2 clinical trial of CAN-2409 in patients with NSCLC in combination with immune checkpoint inhibitors. We presented initial clinical data from this trial at ASCO, in June 2022. We are evaluating CAN-2409 in high-grade glioma and have submitted the protocol to a central IRB in the third quarter of 2022. We are also studying CAN-2409 in a Phase 2 trial in Pancreatic cancer. Additionally, we have an ongoing investigator-initiated Phase 1 clinical trial for CAN-3110, our most advanced HSV product candidate, in recurrent high-grade glioma and reported additional biomarker results in November of 2021. If CAN-2409, CAN-3110 or any other product candidate we develop encounters safety or efficacy issues, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We can provide no assurance that CAN-2409, CAN-3110 or any other product candidates we develop will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. If we were required to discontinue development of CAN-2409, CAN-3110 or any future product candidate, or if CAN-2409, CAN-3110, or any future product candidate do not receive regulatory approval or fail to achieve significant market acceptance, we would be delayed by many years in our ability to achieve profitability, if ever.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, including CAN-2409, CAN-3110 or any other product candidates we develop, we must demonstrate the safety and efficacy of our product candidates for use in each target indication through lengthy, complex, and expensive preclinical studies and clinical trials. Failure can occur at any time during the preclinical study and clinical trial processes and there is a high risk of failure, so we may never succeed in developing marketable products. Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety and efficacy necessary to obtain regulatory approval to market any of our product candidates. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety or efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. While we are currently in Phase 3 clinical trials for CAN-2409 for certain indications and are in early stages of clinical development for CAN-3110, it is likely, as is the case with many oncology therapies, that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Our product candidates have caused side effects in clinical trials related to on-target toxicity such as fever, chills and muscle aches and other flu-like symptoms. The most common side effects observed in our clinical trials have been transient, injection site-related flu-like symptoms. The specific symptoms are largely dependent on the tumor site (site of injection). Patients who have participated in our trials have experienced grade 3 and grade 4 treatment-related side effects, including blood abnormalities. Those include pyrexia, genitourinary toxicity, increased aspartate transaminase / alanine transaminase (AST/ALT), increased bilirubin, hemiparesis, worsening of speech impairment, insomnia, headache, wound complications, empyema, motor-neuropathy symptoms/signs, transient lymphopenia, dehydration with renal insufficiency, urinary retention, worsening abdominal pain and increased lipase. Different nomenclature for the same side effect can be used in different trials (i.e. lymphopenia or low lymphocyte count). If on-target toxicity is observed at unacceptable levels, or if our product candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In addition, our product candidates could cause undesirable side effects that we have not observed yet to date. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. In addition to our ongoing clinical trials of CAN-2409 and CAN-3110, patients have been, and may continue to be, treated with CAN-2409 and/or CAN-3110 under an expanded access or “compassionate use” program. To the extent the experiences of patients being treated in this program are inconsistent with or less favorable than the results of our ongoing or planned company-sponsored trials with CAN-2409 and/or CAN-3110, it may negatively affect perceptions of CAN-2409 and/or CAN-3110, our other product candidates, or our business. In addition, the FDA or comparable foreign regulatory authorities may require us to obtain and submit additional clinical data due to these inconsistent or unfavorable results, which could delay clinical development or marketing approval of CAN-2409 and/or CAN-3110 or potentially our other product candidates.

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

We have concentrated our research and development efforts on our CAN-2409 and CAN-3110 product candidates, and our future success largely depends on the successful development of these therapeutic approaches. In particular, CAN-2409 utilizes an adenovirus to activate the innate and adaptive immune system. To our knowledge, there are no FDA-approved products for the treatment of cancer that utilize the adenovirus.

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

Furthermore, there has been limited historical clinical trial experience for the development of products that utilize the adenovirus. Moreover, the design and conduct of our clinical trials differs from the design and conduct of previously conducted clinical trials in this area. In particular, regulatory authorities in the United States and in other jurisdictions, including Europe, have not issued definitive guidance as to how to measure and demonstrate efficacy in newly diagnosed localized prostate cancer in intermediate- to high-risk patients in combination with the standard of care. As a result, there is substantial risk that the design or outcomes of our clinical trials will not be satisfactory to support marketing approval. For example, the endpoint in our Phase 3 clinical trial with CAN-2409 in prostate cancer is a disease-free survival (DFS) endpoint with final results expected 24 months after last patient treated, which has not been utilized in prior trials and may not be accepted by regulators as a basis for approval despite the existence of the SPA. Even if this type of novel endpoint is accepted as a basis for approval in the United States, we cannot be certain that regulators outside of the United States will accept such endpoints or will not require us to conduct additional validation studies to support the suitability of such endpoints for approval in these jurisdictions.

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

Negative developments in the field of immuno-oncology and, in particular, viral immunotherapy, could damage public perception of any of our product candidates and negatively affect our business.

The commercial success of adenovirus- or oHSV-based product candidates will depend in part on public acceptance of the use of immuno-oncology, and, in particular, viral immunotherapy. Adverse events in clinical trials of CAN-2409, CAN-3110 or any other adenovirus- or oHSV-based product candidates which we may develop, or in clinical trials of others developing similar products and the resulting publicity, as well as any other negative developments in the field of immuno-oncology that may occur in the future, including in connection with competitor therapies, could result in a decrease in demand for any adenovirus- or oHSV-based product candidates that we may develop. These events could also result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of viral immunotherapies is unsafe, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials. In addition, responses by national or state governments to negative public perception may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, prospects and results of operations and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. As a result, we may not be able to continue or may be delayed in conducting our development programs.

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
▪
the prevalence and severity of adverse events associated with our product candidates or those products with which they may be co-administered in immuno-oncology and, in particular, viral immunotherapies;
▪
the clinical indications for which our current or future product candidates are approved;
▪
availability of alternative treatments already approved or expected to be commercially launched in the near future;
▪
the potential and perceived advantages of our current or future product candidates over current treatment options or alternative treatments, including future alternative treatments;
▪
the willingness of the target patient populations to try new therapies or treatment methods and of physicians to prescribe these therapies or methods in immuno-oncology and, in particular, viral immunotherapies;
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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. These regulatory requirements may require us to amend our clinical trial protocols, including to comply with the protocols of any applicable SPA we receive from the FDA; conduct additional preclinical studies or clinical trials that may require regulatory or independent IRB approval; or otherwise cause delays in obtaining approval or rejection of an application. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to generate revenue from the particular product candidate, which may materially harm our business, financial condition, results of operations, stock price and prospects.

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

Similarly, in the European Union, the European Commission grants orphan drug designation after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an orphan drug designation application. Orphan drug designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the European Union and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized for marketing in the European Union (or, if a method exists, the product would be of significant benefit to those affected by the condition). Additionally, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug. In the European Union, orphan drug designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicinal products, and potential fee reductions depending on the status of the sponsor.

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or EMA from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the European Union. The European Union exclusivity period can be reduced to six years if, at the end of the fifth year, it is determined that a drug or biologic no longer meets the criteria for orphan drug designation, including if the drug or biologic is sufficiently profitable such that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even though we have obtained orphan drug designation from the FDA for CAN-2409 for use in combination with an anti-herpetic prodrug for treatment of malignant brain tumors and from the European Commission for the treatment of glioma, and even if we are able to obtain orphan drug exclusivity for a future product candidate, that exclusivity may not effectively protect the relevant product candidate from competition because different therapies can be approved for the same condition and the same therapies can be approved for different conditions but used off-label for the orphan disease. Even after an orphan drug is approved, the FDA or EMA may subsequently approve another product for the same condition if the FDA or EMA concludes that the latter product is not the same product or is clinically superior to the protected orphan drug because it is shown to be safer or more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the orphan indication for which it was designated. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we have obtained orphan drug designation for CAN-2409 from the FDA for use in combination with an anti-herpetic prodrug for treatment of malignant brain tumors and from the European Commission for the treatment of glioma, we may not be able to maintain such designation; and while we may seek orphan drug designation for applicable indications for any future product candidates, we may never receive such designations. Even though we have received such designation for CAN-2409, and may receive further such designations in the future, there is no guarantee that we will enjoy the benefits of those designations. In addition, the FDA may reevaluate its regulations and policies under the Orphan Drug Act and/or the EMA may reevaluate its regulations under the applicable EU legislation. We do not know if, when, or how the FDA or EMA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA or EMA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

We may seek approval of certain of our current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence by the sponsor. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance that the product's accelerated approval will eventually be converted to a traditional FDA approval.

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

We have not previously submitted a Biologics License Application (BLA), to the FDA, or a similar marketing application to comparable foreign regulatory authorities, for CAN-2409, CAN-3110 or any product candidate, and we can provide no assurance that we will ultimately be successful in obtaining regulatory approval for claims that are necessary or desirable for successful marketing, if at all.

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

Separately, in response to the COVID-19 pandemic, since March, 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and that a remote interactive evaluation is not adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

Even if CAN-2409, CAN-3110 or any future product candidates receive regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense and limit how we manufacture and market our products.

Any product candidate for which we may obtain marketing approval will be subject to extensive and ongoing requirements of and review by the FDA and comparable foreign regulatory authorities, including requirements related to the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports, registration and listing requirements, the payment of annual fees, continued compliance with current good manufacturing practice (cGMP), requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, and good clinical practices (GCPs), for any clinical trials that we conduct post-approval.

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

We must comply with requirements concerning advertising and promotion for any product candidates for which we obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, the Office of Inspector General for the Department of Health and Human Services (HHS), state attorneys general, members of Congress and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA approval for desired uses or indications for CAN-2409, CAN-3110 and future product candidates, we may not market or promote them for those indications and uses, referred to as off-label uses, and our business, financial condition, results of operations, stock price and prospects will be materially harmed. We also must sufficiently substantiate any claims that we make for any products, including claims comparing those products to other companies’ products, and must abide by the FDA’s strict requirements regarding the content of promotion and advertising.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCIA), which created an abbreviated approval pathway for biologic products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty.

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

The EU General Data Protection Regulation (GDPR), also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. The GDPR imposes additional obligations and risk upon our business and substantially increase the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. Further to the UK’s exit from the European Union on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the ‘UK GDPR’). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. In this document, “GDPR” refers to both the EU and the UK GDPR, unless specified otherwise. Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the EEA.

In addition, governments in the United States are increasingly passing stringent privacy laws. California recently enacted and has proposed companion regulations to the California Consumer Privacy Act (CCPA), which went into effect January 1, 2020. The CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. As of March 28, 2020, the California State Attorney General has proposed varying versions of companion draft regulations which are not yet finalized. Despite the delay in adopting regulations, the California State Attorney General commenced enforcement actions against violators on July 1, 2020. While there are currently exceptions for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. On August 14, 2020, implementing regulations were finalized and became effective as of that date. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope. We continue to monitor the impact the CCPA may have on our business activities.

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

Moreover, on March 24, 2022, Utah’s governor signed the Utah Consumer Privacy Act (UCPA) into law. The UCPA will take effect on December 31, 2023. Also, in May 2022, Connecticut Governor Lamont signed the Connecticut Data Privacy Act (CTDPA) into laws. The UCPA and CTDPA draw heavily upon their predecessors in Virginia and Colorado. With the CTDPA, Connecticut became the fifth state to enact a comprehensive privacy law. New privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress. With bills proposed in many other jurisdictions, it remains quite possible that other states will follow suit. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

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

If we or third-party contract research organizations (CROs) or other contractors or consultants fail to comply with applicable federal, state/provincial or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our therapeutic candidates and could harm or prevent sales of any affected therapeutics that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing and marketing our therapeutics. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Increasing use of social media could give rise to liability, breaches of data security or reputational damage.

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

We have implemented, and are continuing to implement, measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to the material weaknesses, including the following:

▪
we previously hired an experienced Chief Financial Officer in December 2020 with prior experience serving as a chief financial officer of a public company and serving as an audit partner at a major accounting firm. In September 2022 we hired a new Chief Financial Officer with prior experience serving as a chief financial and accounting officer of several public companies and as a senior manager at a major public accounting firm. We hired a Controller in November 2021 with experience working at a public company and as a manager at a major public accounting firm. Each of the above personnel have technical accounting expertise and experience with the internal control, compliance, and financial reporting requirements of companies subject to PCAOB standards;
▪
strengthening supervisory reviews by our financial management, and
▪
expanding our accounting and finance team to add additional qualified accounting and finance resources, which may include augmenting our finance team with third-party consultants that possess the required expertise to assist management with their review.
▪
implemented Oracle NetSuite as our Enterprise Resource Planning (ERP) solution in the third quarter of 2022, which among other features, has automated segregation of duties functionality relating to the ability to create and post journal entries to our general ledger.
▪
implemented a SAAS solution to assist with the review and approval of account reconciliations and other financial close workflows.

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

Our operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act (FCPA), and other anti-corruption laws that apply in countries where we do business. The FCPA and these other laws generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We also may participate in collaborations and relationships with third parties whose actions, if non-compliant, could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

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

We are subject to many federal and state healthcare laws, such as the federal Anti-Kickback Statute, the federal civil and criminal False Claims Acts, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992 (VHCA), HIPAA, the FCPA, the ACA and similar state laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws, and regulations pertaining to fraud and abuse, reimbursement programs, government procurement, and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. In the European Union, the data privacy laws are generally stricter than those which apply in the United States and include specific requirements for the collection of personal data of European Union persons or the transfer of personal data outside of the European Union to the United States to ensure that European Union standards of data privacy will be applied to such data.

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

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (TCJA), which significantly reformed the Internal Revenue Code of 1986, as amended (the Code). The TCJA, among other things, contains significant changes to corporate taxation, including reducing the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limiting the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), limiting the deduction for NOLs arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of NOL carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such NOLs may be carried forward indefinitely), imposing a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, eliminating U.S. tax on foreign earnings (subject to certain important exceptions), allowing immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

As part of Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act (FFCR Act), was enacted on March 18, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), was enacted on March 27, 2020, and COVID relief provisions were included in the Consolidated Appropriations Act, 2021 or CAA, which was enacted on December 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the TCJA. It also provides that NOLs arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

Regulatory guidance under the TCJA, the FFCR Act, the CARES Act and the CAA is and continues to be forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act, the Cares Act (the CAA). We urge prospective investors in our common stock to consult with their legal and tax advisors with respect to any recently enacted tax legislation, or proposed changes in law, and the potential tax consequences of investing in or holding our common stock.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved therapeutics. Marketing approvals, pricing, and reimbursement for new therapeutic products vary widely from country to country. Factors payors consider in determining reimbursement are based on whether the product is: a covered benefit under its health plan; safe, effective and medically necessary; appropriate for the specific patient; cost-effective; and neither experimental nor investigational. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a therapeutic before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription biopharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our or their investment in one or more product candidates, even if our product candidates obtain marketing approval. Our ability to commercialize our product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Regulatory authorities and third-party payors, such as private health insurers, and health maintenance organizations, decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Several third-party payors are requiring that companies provide them with predetermined discounts from list prices, are using preferred drug lists to leverage greater discounts in competitive classes, are disregarding therapeutic differentiators within classes, are challenging the prices charged for therapeutics, and are negotiating price concessions based on performance goals.

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

President Biden signed an Executive Order on July 9, 2021, affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation (MFN), Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. On December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. However, on December 29, 2021 CMS rescinded the MFN rule. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. On November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. This deadline was pushed back to January 1, 2027 by the Bipartisan Safer Communities Act. The Inflation Reduction Act of 2022 (the IRA) further delayed implementation of this rule to January 1, 2032.

In August 2022, the IRA was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the fiscal year 2019 and 2018 reimbursement formula on specified covered outpatient drugs (SCODs). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021 and the petition was granted on July 2, 2021. On June 15, 2022, the Supreme Court unanimously reversed the Court of Appeals' decision, holding that HHS's 2018 and 2019 reimbursement rates for 340B hospitals were contrary to the statute and unlawful. We continue to review developments impacting the 340B program.

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

For certain product candidates, we depend, or will depend, on our development and commercial collaborators to develop, conduct clinical trials of, and, if approved, commercialize product candidates. We have entered into a collaboration with Bristol-Myers Squibb Company (BMS), and the Adult Brain Tumor Consortium (ABTC), for a Phase 1b clinical trial in high-grade glioma patients. We cannot provide assurance that our collaborators will be successful in or that they will devote sufficient resources to these collaborations. If our current or future collaboration and commercialization partners do not perform in the manner we expect or fail to fulfill their responsibilities in a timely manner, or at all, if our agreements with them terminate or if the quality or accuracy of the clinical data they obtain is compromised, the clinical development, regulatory approval and commercialization efforts related to their and our product candidates and products could be delayed or terminated and it could become necessary for us to assume the responsibility at our own expense for the clinical development of such product candidates. Moreover, our ability to generate revenues from these collaborations and product candidates will depend on such collaborators’ abilities to perform in the manner we expect or fulfill their responsibilities in a timely manner, and delays by collaborators, or caused by other collaboration contract obligations, may result in a delay of our ability to disclose data.

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

In January 2008, we entered into an operating lease agreement with a term through December 31, 2022 with Ellka Holdings, LLC (Ellka), for the space in which we operated in Auburndale, MA. In May 2016, we entered into a second lease agreement with Ellka for living space for employees, also in Auburndale, MA. We entered into a second lease for this space on July 26, 2018, which expired on July 31, 2019. Ellka was originally established in 2007 as an LLC for the purpose of acquiring and managing investment properties owned by Laura Aguilar and Estuardo Aguilar-Cordova and their children’s trusts. Ellka is owned and operated by Laura Aguilar and Estuardo Aguilar-Cordova and members of their immediate family. Although we believe that these transactions were conducted on an arm’s length basis, it is possible that the terms were less favorable to us than they might have been in a transaction with an unrelated party.

As of November 2, 2022, Estuardo Aguilar-Cordova and Laura Aguilar beneficially owned 6,216,971 shares of our common stock, or approximately 21.5% of our total outstanding capital stock as of such date. Accordingly, they will continue to have significant influence over all business decisions, including with respect to such matters as amendments to our charter, other fundamental corporate transactions, such as mergers, asset sales, and the sale of the Company, and otherwise will be able to influence our business and affairs. In connection with the IPO, we adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. Under the Leahy-Smith America Invents Act (the America Invents Act), enacted in 2013, the United States moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are unclear as the USPTO continues to develop new regulations and procedures in connection with the America Invents Act. In addition, the patent positions of companies in the development and commercialization of biopharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could increase the uncertainties and costs surrounding the prosecution of our patent applications and have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

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

We may choose to challenge the patentability of claims in a third-party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-examination, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third-party’s patent in patent opposition proceedings in the European Patent Office (EPO), or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third-party alleging that the patent may be infringed by our product candidates or proprietary technologies.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that may materially adversely affect your rights as a common stockholder. In August 2022, we filed a registration statement on Form S-3 pursuant to which we may issue up to $75.0 million in shares of common stock in sales deemed to be “at-the-market offerings” as defined by the Securities Act of 1933, as amended (Securities Act), and up to $200.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. Any sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause our stock price to decline. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, acquiring, selling or licensing intellectual property rights, making capital expenditures, declaring dividends, or other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to meet certain milestones in connection with debt financing and the failure to achieve such milestones by certain dates may force us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us which could have a material adverse effect on our business, operating results and prospects.

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

We are an “emerging growth company” as defined in the JOBS Act and a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended (the Exchange Act), and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) December 26, 2026; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

▪
not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404);
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

As a public company, and particularly after we are no longer an “emerging growth company,” we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which will require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Emerging growth companies may implement many of these requirements over a longer period and up to five years from the pricing of an initial public offering. We intend to take advantage of these extended transition periods but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of November 2, 2022, we have outstanding a total of 28,894,044 shares of common stock.

In addition, shares of common stock that are reserved for future issuance under our 2021 Plan and our 2021 Employee Stock Purchase Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

The existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 58.7% of our outstanding common stock with Estuardo Aguilar-Cordova and Laura Aguilar (together, both directly and indirectly) beneficially owning approximately 21.5% of our outstanding common stock, and with entities and persons affiliated with PBM Capital Group, LLC (PBM Capital), beneficially owning approximately 29.2% of our outstanding common stock. In addition, Diem Nguyen, who is a member of our Board of Directors, is currently Chief Executive Officer of Xalud Therapeutics, Inc., which is majority-owned by PBM Capital. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by

▪
delaying, deferring or preventing a change of control of us;
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

In connection with the November 13, 2018 issuance of Series B convertible preferred stock (the Series B Preferred), we issued to the purchaser of the Series B Preferred, warrants to purchase 3,672,484 shares of common stock for $6.81 per share (the Series B Warrants) which were and remain fully exercisable upon issuance. The Series B Warrants contain provisions allowing cashless exercise.

In addition, we issued to the same stockholder additional five-year warrants for the purchase of 3,672,484 shares of common for $6.81 per share (the Conditional Series B Warrants), which become exercisable in the event that we complete a future financing that meets certain financial milestones or achieves certain share prices as follows:

•
918,121 shares vest upon (1) a financing event effected through the sale of our equity securities to third parties resulting in at least $20,000,000 in gross proceeds, or a financing event, with a per share price of $12.47, or (2) an average market price (determined over a consecutive 10-day period) of $12.47 per share;
•
an additional 918,121 shares vest upon (1) a financing event with a price per share of $13.20, or (2) an average market price (determined over a consecutive 10-day period) of, $13.20 per share;
•
an additional 918,121 shares vest upon (1) a financing event with a per share price of $13.94, or (2) an average market price (determined over a consecutive 10-day period) of, $13.94 per share; and
•
an additional 918,121 shares vest upon (1) a financing event with a per share price of $14.68, or (2) an average market price (determined over a consecutive 10-day period) of, $14.68 per share.

On June 24, 2021, our board of directors approved, and on July 14, 2021, the stockholders approved, effective upon the closing of the IPO, an amendment to the terms of the Series B Warrants and the Conditional Series B Warrants to extend the expiration date from November 2023 to November 2025. In addition, the exercise period for the Conditional Series B Warrants was amended such that in the event the future financing milestones or certain share price targets described above are achieved, the Conditional Series B Warrants can only be exercised in conjunction with the sale of the company, on a cash or cashless exercise basis, or otherwise in November 2025 through a cashless exercise.

We recorded the Series B Warrants as a component of stockholder’s equity at the time of issuance at their estimated fair value of $2.1 million and recorded the Conditional Series B Warrants as a liability on the condensed consolidated balance sheet because the number of shares used to calculate the settlement is not a fixed number of shares. The Conditional Series B Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the condensed consolidated statements of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds from the Initial Public Offering of Common Stock

On July 29, 2021, we issued and sold 9,000,000 shares of our common stock in the IPO, at a public offering price of $8.00 per share, and on August 13, 2021, we issued and sold an additional 887,994 shares of our common stock pursuant to the exercise in part by the underwriters of their option to purchase additional shares at the same public offering price.

The offer and sale of all the shares in the IPO, inclusive of the underwriters’ exercise in part of their option to purchase additional shares, were registered under the Securities Act pursuant to a registration statement on Form S-1 (Reg. No. 333-257444), as amended, which was declared effective by the SEC on July 26, 2021. Jefferies LLC, Credit Suisse Securities (USA) LLC, BMO Capital Markets Corp. and UBS Securities LLC acted as joint book-running managers for the offering. Upon completion of the IPO, inclusive of the underwriters’ exercise in part of their option to purchase additional shares, we received approximately $71.3 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us of approximately $7.8 million. No payments for any expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated July 26, 2021, filed with the SEC pursuant to Rule 424(b) relating to our registration statement on Form S-1 on July 28, 2021.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Candel Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2021)

3.2	Amended and Restated Bylaws of Candel Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2021)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)
10.1*#	Employment Agreement by and between Candel Therapeutics and Jason A. Amello dated September 21, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Candel Therapeutics, Inc.

Date: November 10, 2022	By:	/s/ Paul Peter Tak
Paul Peter Tak
President and Chief Executive Officer

Date: November 10, 2022	By:	/s/ Jason A. Amello
Jason A. Amello
Chief Financial Officer (Principal financial officer and principal accounting officer)