Form 10-K
period 2022-12-31
Candel Therapeutics, Inc.
filed 2023-03-30
CIK 1841387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2022, based on the closing price of $3.24 for shares of the registrant’s common stock as reported by the Nasdaq Global Market, was approximately $72.3 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of registrant’s Common Stock outstanding as of March 15, 2023 was 28,919,810.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders (the Proxy Statement) are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
∎
the effects of the COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations;
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
∎
our ability to establish and maintain collaborations;
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

All references to "Candel", "we", "us", "our", or the "Company" mean Candel Therapeutics, Inc. and its subsidiary.

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
•
Some of our product candidates are being and may continue to be studied in third-party research and clinical trials sponsored by organizations or agencies other than us, or in investigator-sponsored clinical trials, which means we will have minimal or no control over the conduct of such trials and which may adversely affect our ability to obtain marketing approval or certain regulatory exclusivities.
•
Changes in product candidate manufacturing or formulation may result in additional costs or delay.

•
The COVID-19 pandemic, which began in late 2019 and has spread worldwide, may affect our ability to complete our ongoing clinical trials and initiate and complete other preclinical studies, planned clinical trials or future clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain, or have other adverse effects on our business and operations. In addition, the COVID-19 pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.
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

PART I

Item 1. Business.

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing viral immunotherapies to help patients fight cancer. Our engineered viruses are designed to induce a systemic anti-tumor response due to immunogenic cell death through direct viral-mediated cytotoxicity in cancer cells, thus releasing tumor neo-antigens and creating a pro-inflammatory microenvironment. Our viral immunotherapy approach utilizes intratumoral administration of genetically engineered viruses to induce tumor cell death and elicit a systemic anti-tumor response. Local delivery enables us to achieve these effects while aiming to minimize systemic toxicity. The immune cells induced by these viral immunotherapies are believed to target patients’ specific tumor antigens, potentially improving responses in immunologically “hot” tumors while at the same time infiltrating the tumor microenvironment, transforming non-inflamed “cold” tumors with limited immune response into “hot” tumors. While our product candidates are administered directly into the tumor, we have observed a systemic immune response in our preclinical studies and clinical trials that may indicate the potential of our product candidates to induce a systemic immune response against distal, uninjected tumors, also known as an “abscopal” effect.

We believe viral immunotherapy is among the most promising cancer treatment modalities today. Our goal is to further improve patient outcomes through viral immunotherapies by selecting the optimal vector, specific transgenes and clinical indications for each tumor type while optimizing product candidate attributes, such as high-titer formulation, intratumoral administration to induce systemic anti-tumor immunity, and storage conditions that could potentially lower logistical barriers for patients and clinicians.

We have established two clinical stage viral immunotherapy platforms based on novel, genetically modified adenovirus and herpes simplex virus (HSV) constructs, respectively.

Our most advanced product candidate, CAN-2409, is an off-the-shelf adenovirus product candidate which is combined with the prodrug, valacyclovir, that has generated promising clinical activity across a range of solid tumor indications. CAN-2409 is currently being studied in the following ongoing clinical trials:

•
Prostate Cancer
o
a Phase 3 randomized, triple-blinded and placebo-controlled clinical trial in the United States under a Special Protocol Assessment (SPA), with the U.S. Food and Drug Administration (FDA) evaluating 711 patients with newly diagnosed, localized prostate cancer who have an intermediate or high-risk for progression. We completed enrollment of this trial in September 2021 and we expect to present topline data at the end of 2024.
o
a Phase 2 randomized, double blind, placebo-controlled clinical trial in the United States evaluating 187 patients with low-to-intermediate risk localized prostate cancer undergoing active surveillance. We completed enrollment of this trial in May 2019 and we expect topline data from this clinical trial to be available in the fourth quarter of 2024.
•
Non-small Cell Lung Cancer (NSCLC) – an open-label Phase 2 clinical trial in the United States evaluating CAN-2409 plus valacyclovir in combination with continued PD-(L)1 checkpoint inhibitors in 80 patients with stage III/IV NSCLC who have inadequate response to PD-(L)1 checkpoint inhibitors. We reported initial data from this trial at the American Society for Clinical Oncology (ASCO) Annual Meeting in June 2022 and an update during our Research and Development Day in December 2022, demonstrating the following:
o
Evidence of local and systemic anti-tumor activity
o
Disease control rate of 77% (20/26) in patients entering trial with disease progression (cohort 2)
o
Sustained and ongoing clinical responses greater than 1 year
o
Favorable change in trajectory of tumor progression
o
Decreased tumor size of RECIST target lesions in most patients
o
Reduced uninjected tumor size in 14/21 patients (67%)
o
Overall response rate of 13% (4/30) across cohorts 1 and 2
o
Durable disease stabilization translating into encouraging preliminary evidence of progression-free survival
o
Consistent induction of local and systemic cytotoxic T cell response
o
Increased infiltration of CD8+ T cells in the tumor microenvironment
o
Systemic expansion of effector T cells and increase in soluble granzyme B levels in peripheral blood
o
Favorable safety/tolerability data with most treatment-related adverse events being grade 1/2

We anticipate presenting additional updated clinical data from this ongoing clinical trial in the third quarter of 2023.

•
Pancreatic Cancer – we have initiated a randomized Phase 2 clinical trial in the United States evaluating CAN-2409 in borderline resectable pancreatic adenocarcinoma. In March 2023, in connection with our cost management and dynamic portfolio management initiatives, we paused new enrollment in this randomized Phase 2 clinical trial, subject to additional funding. Despite the pause in patient enrollment, we continue to expect to present initial clinical data in the fourth quarter of 2023. In a previous Phase 1b trial, patients with pancreatic cancer treated with CAN-2409 in addition to standard of care demonstrated a greater survival duration over the expected survival of the patients treated with the existing standard of care alone in a comparison to historical trial results. Furthermore, in the group of patients where pre- and post-treatment tumor biopsies were available, a statistically significant increase in the number of CD8+ tumor infiltrating lymphocytes was observed.

Our lead HSV-based product candidate, CAN-3110, is currently in an ongoing investigator-sponsored Phase 1 clinical trial in our initial target indication of recurrent high-grade glioma (HGG). These patients have failed standard of care treatment and have a poor prognosis. Initial clinical data from this trial was presented in an oral presentation at the ASCO Annual Meeting in June 2021, and additional biomarker data was reported in November 2021. During our Research and Development Day in December 2022, we presented updated data demonstrating that CAN-3110 was well tolerated with no observed dose-limiting toxicity, achieved 11.6 months mOS with a single dose, and showed evidence of persistent HSV-1 antigen and HSV-1 replication consistent with mechanism of action as well as robust evidence of immune activation.

We are currently evaluating the effects of multiple doses of CAN-3110 in recurrent HGG supported by the Break Through Cancer foundation.

We are also designing other novel viral immunotherapy candidates using our proprietary enLIGHTEN™ Discovery Platform, the first systematic, iterative HSV-based discovery platform leveraging human biology and advanced analytics to create new viral immunotherapy candidates for solid tumors. In October 2022, we entered into a collaboration with the University of Pennsylvania (UPenn) Center for Cellular Immunotherapies to study the impact of novel viral immunotherapy candidates based on Candel’s enLIGHTEN™ Discovery Platform to strengthen the activity of UPenn’s investigational CAR-T cell therapies in difficult to treat solid tumors.

We currently own development and commercialization rights for our programs in major markets, including the United States, Europe and Asia, allowing us to control development and seek approval in those areas as we prepare our commercialization efforts.

We were incorporated in Delaware in June 2003 as Advantagene, Inc. (Advantagene). In December 2019, Advantagene licensed substantially all the assets of Periphagen, a company focused on engineering HSV as a gene therapy vector, and in September 2020, licensed CAN-3110 from Mass General Brigham (MGB). In December 2020, we formally changed our name from Advantagene to Candel Therapeutics, Inc. We completed our initial public offering in July 2021.

Our Strategy

Our goal is to develop best-in-class viral immunotherapies to transform the lives of cancer patients. We plan to develop and commercialize our two lead product candidates, CAN-2409 and CAN-3110, for the treatment of a broad range of solid tumor indications, while continuing to build our pipeline through our discovery platform. Key elements of our strategy include the following:

▪
Advance the late-stage development of, and seek regulatory approval for, our lead product candidate, CAN-2409, in newly diagnosed, localized prostate cancer. We are currently conducting a potentially registrational Phase 3 clinical trial in intermediate- and high-risk patients in combination with the standard of care, radiotherapy. If approved, we believe CAN-2409 could be a first-in-class drug for localized prostate cancer patients with the potential to reduce disease progression and recurrence.
▪
Advance the clinical development of CAN-3110 from our HSV platform with tumor-specific enhanced replication potency. An investigator-sponsored Phase 1 clinical trial is ongoing in recurrent HGG. This trial is evaluating the activity of CAN-3110 in therapy-resistant disease, where we believe a replicating virus may present therapeutic advantages.
▪
Advance the development of CAN-2409 in stage III/IV NSCLC patients with inadequate responses to standard of care immune checkpoint inhibitors (ICI). A Phase 2 trial that evaluates CAN-2409 in combination with ICI is currently underway in NSCLC.
▪
Continue to expand the development of CAN-2409 in other solid tumor indications, such as pancreatic cancer. We believe we can leverage our broad clinical experience to expand the development of CAN-2409 in other indications. We have initiated a randomized Phase 2 clinical trial in patients with borderline resectable pancreatic adenocarcinoma. However, in March 2023, in connection with our cost management and dynamic portfolio management initiatives, we elected to pause new enrollment in this randomized Phase 2 clinical trial, subject to additional funding.
▪
Leverage our HSV viral immunotherapy platform to develop additional HSV-based product candidates. Our new enLIGHTEN™ Discovery Platform enables rapid vector engineering to generate a range of new candidates in a data driven and indication specific manner. We utilize a key attribute of HSV, a high capacity for genetic cargo, to seek to enable targeted modifications and deploy indication specific genes to the tumor microenvironment. Our platform is designed to generate both replication-defective and replication-competent agents depending on the demands of a particular application.
▪
Establish strategic partnerships to maximize the value of our current and future product candidates. In order to advance treatment options for a large number of patients, we may partner with other companies with complementary resources to maximize the value of our current and future product candidates. Such partnerships may allow us to pair CAN-2409, CAN-3110 and our future product candidates with other novel agents owned by strategic partners. Partnerships may also help realize the full potential of our product candidates in markets where we are unlikely to pursue development or commercialization on our own. We intend to maintain significant economic interest in our product candidates and selectively consider partnership opportunities.
▪
Ensure commercial-scale manufacturing of our product candidates. We will rely on third party contract manufacturers for commercial-scale manufacturing of our adenovirus product candidate, CAN-2409. We expect that our cost-of-goods will be substantially lower than cell- and antibody-based therapies because of our high-yield manufacturing process.

Our Approach

Conventional cancer therapies (chemotherapy, radiotherapy and surgery) often do not eradicate 100% of the tumor cells, which often leads to tumor progression or recurrence. Deep and durable responses, therefore, are still elusive for many cancer patients. Traditionally, surgery and/or radiotherapy are used for local tumor debulking, whereas chemotherapeutic agents target systemic eradication of tumor cells. These treatment modalities, however, are often limited by toxicity.

Immunotherapy is a relatively new treatment modality that has expanded the anti-cancer treatment paradigm. FDA-approved immunotherapies include cytokines, cell therapies and antibodies, including ICIs. Much focus has been placed on harnessing the effector T cell arm of the immune system for tumor specific immunity. Adoptive T cell therapy has shown positive results but with limited activity in solid tumors, and is not scalable for widespread use. Vaccine approaches range in complexity from peptide antigens to autologous or allogeneic tumor cell products. The advantage of the single antigen approaches is that they can be easily manufactured and produced, however, they have the fundamental disadvantage of being potentially irrelevant for a patient’s specific tumor or immune system or easily bypassed by resistant clones. Cellular vaccines are not easily scalable and allogeneic vaccines may not bear the relevant antigens expressed by a patient’s tumor. ICIs such as anti-PD-1 and anti-PD-L1 antibodies, have transformed the treatment paradigm for different cancer indications. However, only approximately 15% to 40% of overall patients respond to such treatment.

We are focused on the development of viral immunotherapy approaches, which are based on an extensive history of research. Originally, the mechanism of action of those agents was believed to be based only on the ability of the virus to induce cancer cell lysis and to resolve tumors. Later, it was demonstrated that viral immunotherapy may induce immunogenic cell death. This effect may be enhanced by the pro-inflammatory effects of the viral capsid proteins. With the dramatic emergence of ICIs and immunotherapy as a core treatment modality, the importance of the immunostimulatory aspect of viral-mediated approaches became more widely evident. The currently understood generalized mechanism of action of viral immunotherapies is unique in combining both an anti-tumor cytotoxic component and an immune-stimulatory component. Together, these modalities lead to an “in-situ vaccination” effect against the injected tumor followed by an effect on uninjected distant metastases.

Pairing this therapeutic approach with ICI treatment or with radiotherapy is based on a strong mechanistic rationale and has shown promise in experimental models of cancer. It has been observed that tumors that are least responsive to ICI are commonly characterized by low levels of lymphocytic infiltration and low or no PD-L1 expression levels; they are referred to as “cold” tumors. One of our areas of focus is the conversion of immunologically suppressed “cold” tumors into immunologically active “hot” tumors, thereby increasing their responsiveness to ICI or other therapies, such as radiotherapy.

The Mechanism of Action of Viral Immunotherapy:

•
Direct anti-tumor cytotoxic activity. Tumor-specific viral-mediated oncolysis is achieved by both precise delivery of the engineered virus to the tumor as well as the virus’ ability to selectively replicate within a cancer cell. Various approaches have been applied in different programs to increase the specificity and potency of viral toxicity aimed at tumor cells, including genetic modifications and use of prodrugs.
•
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
•
Priming of the immune system against tumor antigens. The lysis of cancer cells leads to the exposure of tumor-specific antigens. This early effect, combined with intratumoral immune cell infiltration and activation, leads to antigen presentation and initiation of a local adaptive immune response targeted against a set of tumor antigens expressed by the patient’s cancer cells.
•
Development of a systemic immune memory response. Viral immunotherapy induces the development of a long-lasting systemic immune surveillance against the antigens associated with the injected tumor, and consequently, tumor antigens expressed at metastatic sites. This leads to a cytotoxic immune response against the distant tumor cells, also known as an abscopal effect.

Desirable Clinical Properties. Viral immunotherapy has attributes that are important for a cancer therapeutic. The agents are off-the-shelf, and while they have been shown to stimulate immune responses in most patients, there is no requirement to modify them for each patient, unlike other cellular therapy approaches. The first viral immunotherapy was approved by the FDA in 2015, providing support that additional agents in this class may have similar potential. Furthermore, safety data shown in several clinical trials of various immunotherapies supports the ability to combine viral immunotherapy with other agents due to the potential for fewer overlapping side effects.

Our Immunotherapy Platforms. Our two platforms, one based on adenovirus and the other based on HSV, provide different and complementary sets of attributes, which allows us to utilize the product candidate that is best suited for a particular clinical application.

Key attributes across our viral immunotherapy platforms include:

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
▪
Intratumoral Route of Administration. Both of our product candidates are administered by direct injection into the tumor site. This aims to maximize immune stimulation and minimize systemic toxicity, factors that are believed to be suboptimal with intravenous administration. We believe that directly injecting these viral immunotherapies into a patient’s cancerous tissue helps to optimize the benefit/risk for these agents to be highly immunostimulatory at the site of the tumor, whereas systemically administered agents would need to avoid detection by the body’s immune surveillance mechanisms to avoid rapid destruction before getting to the target tumor. While our product candidates are administered directly into the tumor, we have observed a systemic immune response in our preclinical studies and clinical trials that may indicate the potential of our product candidates to induce systemic immune response against distal, uninjected tumors, also known as an “abscopal” effect. For the indications that we selected, intratumoral administration is a straightforward procedure that is aligned with clinical practice, leveraging standard of care medical procedures, such as intra-prostate injection or delivery during diagnostic (bronchoscopy) or therapeutic (neurosurgery) procedures.
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

▪
High-Titer Formulation. Adenovirus can be formulated at high titers, facilitating the administration of low volume doses sufficiently potent to induce strong activity.
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

Key attributes of our CAN-3110 platform include:

▪
Capacity for selective replication in the tumor. There is a strong rationale for use of a replication-competent virus that is designed to provide potent oncolysis and viral amplification in tumors characterized by high volume or located in less anatomically accessible areas, such as recurrent HGG. We have engineered CAN-3110 to selectively replicate only within tumors. This tumor specific replication ability of CAN-3110 is regulated by the expression of ICP34.5, a gene encoding for a protein that permits viral replication even in the presence of the interferon response that is normally able to quell viral infection. In the CAN-3110 construct, ICP34.5 expression is driven by the expression of Nestin, a protein largely expressed in certain tumors, like gliomas, but not in healthy brain tissue, thereby enabling replication specifically in the context of brain tumors. We believe our HSV-based platform will allow us to implement additional genetic modifications to leverage the use of CAN-3110 in recurrent HGG and in other tumor types expressing Nestin.
▪
Oncolytic activity combined with immunostimulatory properties. CAN-3110 is designed to persist and replicate at the site of the tumor. Viral replication is accompanied by tumor oncolysis, with release of tumor antigens in the microenvironment and activation of local systemic immune response.

Key attributes of the enLIGHTEN™ Discovery Platform include:

▪
Strong focus on human biology, including deep phenotyping of human tumors, to increase probability of success
▪
Data driven selection of the payload. The use of advanced analytics on proprietary and publicly available datasets enables us to select what we believe is the best payload for combinatory strategy in a specific indication, rationalizing our payload selection, de-risking development and maximizing our probability of success.
▪
Use of HSV based on its high capacity for genetic cargos. Our HSV-based platform allows the introduction of large genetic cargos, such as multiple immunomodulatory genes that may further enhance the anti-tumor immune response.
▪
Amenable to engineered modifications. Our knowledge of virus biology allows us to make modifications, such as those already present in CAN-3110 to target certain tumor types. Leveraging these modifications, we can select the best viral vector to deliver the selected payload in a specific indication.

Our Pipeline

We have an advanced pipeline of late-stage and early-stage clinical trials with our two lead product candidates, CAN-2409 and CAN-3110.

CAN-2409, formerly known as gene mediated cytotoxic immunotherapy (GMCI), is our most advanced product candidate. It is a replication defective adenovirus that has been genetically modified to express the gene encoding the HSV-thymidine kinase enzyme. This enzyme activates the prodrug, valacyclovir, a widely available, generally well-tolerated antiviral at the site of the tumor, generating a powerful patient-specific anti-tumor immune response. We believe there are three key aspects of the mechanism of action. First, the direct, cellular killing activity is based on the transformation of valacyclovir into a toxic nucleotide analogue that disrupts DNA synthesis and repair. This phenomenon occurs preferentially in actively dividing cancer cells, thereby providing tumor specificity. This DNA repair inhibition is also hypothesized to be the mechanistic explanation behind the encouraging pre-clinical and clinical activity of CAN-2409 in combination with radiotherapy, a treatment known to cause DNA breaks requiring repair for continued cellular survival. Second, adenoviral capsid proteins themselves also directly trigger an immuno-inflammatory response through the establishment of a proinflammatory tumor microenvironment, resulting in the expression of proinflammatory cytokines, chemokines, and adhesion molecules that contribute to the optimal conditions to immunize against the tumor antigens that are released in the tumor microenvironment as a direct result of the formed toxic nucleotide analogues. Together, this results in the recruitment, activation and proliferation of anti-tumor effector cells, in particular CD8+ cytotoxic T cells. Consequently, the localized death of tumor cells releases numerous antigens that can be recognized by the patient’s own immune system, thereby training the immune system to recognize, target and destroy cancer cells bearing the same antigens that have spread to other sites in the body.

To date, CAN-2409 has been administered to over 950 patients with cancer, who are in ongoing, placebo-controlled randomized trials. In total, we have conducted more than 10 clinical trials with CAN-2409 in a range of solid tumor indications. We have seen encouraging clinical activity and a favorable tolerability profile with CAN-2409 in both monotherapy and combination settings with radiotherapy, ICI therapy, androgen deprivation therapy (ADT), chemotherapy and surgery. Based on the totality of our clinical data generated to date, we are currently pursuing indications in lung, pancreatic, and prostate cancer, which we believe all have great potential to address unmet need.

We are conducting a Phase 3 clinical trial with CAN-2409 under agreement with the FDA through the SPA process in newly diagnosed localized prostate cancer in intermediate- and certain high-risk patients in combination with the standard of care that comprises radiotherapy and optional ADT. Our SPA provides FDA concurrence that our key endpoints and specific critical elements of our trial design are adequate to support a future marketing application if, among other things, we achieve the primary endpoint in the trial. The clinical trial is randomized, triple-blinded and placebo-controlled. It targeted enrollment of approximately 700 patients and was fully enrolled with 711 patients in September 2021 with topline data anticipated at the end of 2024. We have also received fast track designation by the FDA for the development of CAN-2409 for the treatment of localized, primary prostate cancer in combination with radiotherapy to improve the local control rate, decrease recurrence and improve disease-free survival. We expect that if the trial is successful and if we obtain FDA approval, CAN-2409 could be the first new FDA approved pharmacologic treatment available in over 30 years as a first-line therapeutic for the over 100,000 patients who are newly diagnosed with localized prostate cancer each year in the United States.

We have also completed enrollment for a Phase 2 clinical trial with CAN-2409 as monotherapy in newly diagnosed prostate cancer patients under active surveillance. This trial has recruited 187 patients with low-, intermediate- and certain high-risk localized prostate cancer. We expect to announce topline data in the fourth quarter of 2024. We believe that this trial, if successful, could position CAN-2409 as a first-line monotherapy treatment for patients with low- and intermediate-risk prostate cancer, thereby meaningfully expanding the addressable patient population.

In NSCLC, we have observed monotherapy activity of CAN-2409 in a Phase 1 biomarker focused, window of opportunity clinical trial. In 2020, we initiated a Phase 2 clinical trial evaluating CAN-2409 in combination with PD-(L)1 checkpoint inhibitors for patients with inadequate response to PD-(L)1 ICI. This open label trial, as amended, is targeting enrollment of approximately 80 patients with stage III/IV NSCLC in two separate cohorts. The cohorts are defined based on response to ICI at the time of enrollment. Cohort 1 addresses patients with stable disease at enrollment. Cohort 2 enrolls patients with progressive disease after at least 18 weeks of ICI treatment. Patients will continue treatment with their initial checkpoint inhibitor and CAN-2409 will be added to their regimen. The primary efficacy endpoint for this trial is tumor response as measured by RECIST criteria including overall response rate (ORR) and/or disease control rate (DCR). We reported initial data from this trial at the ASCO Annual Meeting in June 2022 and during our Research and Development Day in December 2022, we presented updated data showing evidence of local and systemic anti-tumor activity; a DCR of 77% (20/26) in patients entering the trial with disease progression (cohort 2); sustained and ongoing clinical responses greater than 1 year; favorable change in the trajectory of tumor progression; decreased tumor size of RECIST target lesions in most patients; reduced uninjected tumor size in 14/21 patients (67%); an overall response rate of 13% (4/30) across cohorts 1 and 2; durable disease stabilization translating into encouraging preliminary evidence of progression-free survival; consistent induction of local and systemic cytotoxic T cell response; increased infiltration of CD8+ T cells in the tumor microenvironment; systemic expansion of effector T cells and increase in soluble granzyme B levels in the peripheral blood; and a favorable safety/tolerability data with most treatment-related adverse events being grade 1/2. We anticipate presenting additional updated data from this ongoing clinical trial in the third quarter of 2023.

We have initiated a randomized Phase 2 clinical trial evaluating CAN-2409 in borderline-resectable pancreatic adenocarcinoma. In March 2023, in connection with our cost management and dynamic portfolio management initiatives, we elected to pause new enrollment in this randomized Phase 2 clinical trial, subject to additional funding. Despite the pause in patient enrollment, we continue to expect to present initial clinical data in the fourth quarter of 2023. In a previous Phase 1b trial, patients with pancreatic cancer treated with CAN-2409 in addition to standard of care demonstrated a greater survival duration over the expected survival of the patients treated with the existing standard of care alone in a comparison to historical trial results. Furthermore, in the group of patients where pre- and post-treatment tumor biopsies were available, a statistically significant increase in the number of CD8+ tumor infiltrating lymphocytes was observed.

Our second viral immunotherapy platform is based on a novel, next generation, genetically modified HSV that induces tumor specific oncolysis. The HSV-based platform enables generation of both replication-competent and replication-defective viral product candidates as well as capacity to clone, in the vector, up to five transgenes that will allow us to optimize our virus profile for different tumor settings. CAN-3110, our first HSV-based product candidate, has been engineered for enhanced specificity and tumor cell killing, while minimizing toxicity on healthy tissue. CAN-3110 was formerly known as rQNestin34.5v.2. An investigator-sponsored Phase 1 clinical trial is ongoing with CAN-3110 in our initial target indication of recurrent HGG and we reported additional biomarker results in November 2021. During our Research and Development Day in December 2022, we presented updated data demonstrating that the treatment was well tolerated, with no observed dose-limiting toxicity; produced a median overall survival (mOS) of 11.6 months with a single dose; showed evidence of immune activation and persistent HSV-1 antigen and HSV-1 replication consistent with the mechanism of action. We are currently evaluating the effects of multiple doses of CAN-3110 in recurrent HGG supported by the Break Through Cancer foundation. Based on the molecular targeting of CAN-3110, we believe that it could be evaluated in an expanded range of indications in the future, such as other neurologic tumors, melanoma, gastrointestinal stromal tumors, thyroid tumors and breast cancer.

In addition, we are pursuing novel discovery programs based on our enLIGHTEN™ Discovery Platform.

Market Opportunity

The four indications where we have the most advanced clinical trials are localized prostate cancer, NSCLC, pancreatic cancer, and recurrent HGG. These types of cancer present substantial market opportunities and are also enabling indications for future expansion into other solid tumors.

Localized Prostate Cancer

Prostate cancer is the second leading cause of cancer deaths in men in the United States, representing a high level of medical burden and unmet need. The prostate cancer therapy market is estimated to grow to over $16.1 billion by 2026. Approximately 200,000 men in the United States are diagnosed with prostate cancer annually, with more than 30,000 deaths each year. Although most deaths occur in patients with later stage metastatic disease, most prostate cancer patients roughly 150,000 annually in the United States are initially diagnosed in the early stage of disease, of which roughly 105,000 are considered to have intermediate- or high-risk of progression and approximately 45,000 are considered to be low-risk.

For the intermediate- and high-risk patients, the standard of care is radical prostatectomy and radiotherapy often in conjunction with androgen deprivation therapy or chemical castration. These treatments have a high incidence of potentially life altering side effects, including incontinence and erectile dysfunction. There is therefore a significant unmet need for a novel treatment able to forestall or prevent progression to later stages of disease without the burdensome side effects associated with the current standard of care. Weighing the balance between therapeutic efficacy and side effects linked to therapy, about 10% of the intermediate-risk patients, and approximately 40% of the low-risk patients decide, in consultation with their physicians, to adopt a close monitoring approach known as active surveillance that involves periodic imaging, biomarker evaluation and biopsies. Standard of care in this early, localized setting, leaves substantial need unaddressed.

As a result of PSA screening programs, most patients are diagnosed at early stages of disease with low grade, low volume, asymptomatic prostate cancer. Current screening methods are inadequate to definitively identify which patients are most likely to progress. As a result of these side effects, there is a large desire to delay or prevent the need for radical treatment. As a result, many men with prostate cancer meeting the National Comprehensive Cancer Network (NCCN) guidelines for low-risk prostate cancer choose not to be treated and to undergo an intense monitoring program, known as Active Surveillance (AS), as their preferred initial course of treatment. However, within 10 years of diagnosis, between 21% and 38% of men will have developed progressive cancer and require invasive treatments. It has been reported that 21% and 41% of patients initially under AS convert to active treatment based on progression of their disease within two and five years, and approximately 17% of men undergoing AS choose to move to active treatments within 10 years of diagnosis, even in the absence of any evidence of progression, underscoring the level of concern around progression and the significant unmet need in this early line of treatment.

To our knowledge, the only FDA-approved pharmacologic intervention indicated for newly diagnosed localized prostate cancer is chemical castration therapy, also known as ADT. Standard of care for localized disease is primarily surgery, radiotherapy and/or ADT. Because ADT has a potentially severe side effect profile, including impotence, hot flashes, mood changes, depression and others, these hormone treatments are reserved only for those patients that present the highest risk of localized or metastatic prostate cancer. Similarly, surgical prostatectomy can often cause urinary dysfunction and sexual dysfunction that can last years and sometimes be permanent. Approximately one-third of men with normal baseline function will report some increase in urinary symptoms and urgency after prostatectomy and most men will experience some erectile dysfunction after treatment with either surgery or radiation.

We believe CAN-2409 provides a significant commercial opportunity for therapeutic use in the newly diagnosed, localized prostate cancer patient population, with the goal of reducing progression or recurrence of disease without significant toxicities and with a product that can be administered at outpatient facilities.

Non-Small Cell Lung Cancer

In recent years ICI, specifically PD-1 directed agents, have transformed the treatment paradigm of NSCLC and become a backbone therapy for this indication. Over a half dozen ICI products have been approved in various cancer indications, and there are numerous other related drug candidates in preclinical and clinical development. Global sales for ICIs in 2019 were approximately $23 billion with NSCLC accounting for 50% to 55% of overall sales. The commercial opportunity in NSCLC is significant. Drug treated patient populations in the US for 2020 are estimated at 75,160; 47,920 and 21,990 in first-, second- and third-line treatment, respectively. ICI use in NSCLC has become standard of care with approximately 49% of first-line patients in the United States being treated with an ICI alone or in combination with other agents. Nonetheless, 60% of these patients will have an inadequate response after one year of ICI treatment, and 80% after three years.

Pancreatic Cancer

The American Cancer Society estimates that approximately 64,050 people in the United States (33,130 men and 30,920 women) will be diagnosed with pancreatic cancer in 2023; about 50,550 people (26,620 men and 23,930 women) will die of pancreatic cancer this year. Treatment is with surgery in cases where tumors are resectable, followed by adjuvant chemoradiation; there is increasing use of neoadjuvant chemoradiation in borderline resectable or even resectable disease in order to better reduce the risk of recurrence. For resected patients, while surgery and adjuvant approaches (e.g. FOLFORINOX) have improved median overall survival, 5 year survival rates remain modest (20-30%) and most tumors will recur (median recurrence free survival ~1.5 years). While there is a high level of total clinical research and development activity across pancreatic cancer settings (over 150 investigational products in Phase 2 or later development), the majority are targeting metastatic disease. Physicians have identified a continued unmet need for more effective treatment options across the pancreatic cancer setting, including a need for further approaches which can increase the resectability of borderline / locally advanced patients, and improving cure rates in resected patients. There are an estimated 18,510 patients with resectable disease, with a sizeable proportion receiving surgery and adjuvant therapy; there are 12,340 patients with borderline resectable disease and 30,850 with locally advanced tumors (with the majority undergoing neoadjuvant / induction treatment) in the US/EU5.

High-Grade Glioma

Glioblastoma, the most common form of HGG, is a relatively rare cancer with first-line drug treated prevalent population in the United States of approximately 16,113 patients. Treatment in the upfront setting is surgical resection, if possible, coupled with temozolomide and/or radiotherapy; however, virtually all patients eventually develop recurrent disease.

The prognosis for glioblastoma that has recurred is dire; median overall survival with second line chemotherapy such as lomustine is associated with median overall survival of 6-9 months. Few pharmaceutical treatment options exist for patients with recurrent HGG, with the last significant FDA approval over a decade ago. Avastin was approved in 2009, specifically for patients with recurrent glioblastoma, and approval was granted despite the absence of a survival benefit in the registrational studies. New agents to treat patients with recurrent HGG are urgently needed.

Our Product Candidates

Lead Product Candidate - CAN-2409

We believe the adenovirus-based CAN-2409 has advantageous properties that differentiate from other viral immunotherapies. Namely, CAN-2409:

▪
Has consistently shown activity in clinical trials across a range of solid tumor types.
▪
Has been dosed in hundreds of patients and has generated favorable tolerability and safety data.
▪
Is engineered to be potently immunogenic but non-replicating with the goal of maximizing the anti-tumor immune response while minimizing the risk for local and systemic toxicity.
▪
Can be stored at 4°C, facilitating the use of CAN-2409 in out-patient clinics. This aspect is particularly favorable in indications such as prostate cancer, where patients are often monitored in individual private practices.

CAN-2409 (international non-proprietary name: aglatimagene besadenovec) is an adenovirus-based replication-defective engineered gene construct encoding the thymidine kinase gene derived from the herpes simplex virus. It is injected directly into the tumor or target tissue. Localized injection is intended to minimize systemic toxicities associated with systemic intravenous administration, eliminating the requirement for complex immune evasion or tumor-specific targeting mechanisms, and focuses the immune response locally against the tumor, while also activating the desired systemic anti-tumoral response against the injected tumor and uninjected metastases. The adenoviral vector is used to transport the thymidine kinase gene into the tumor cells at the site of injection. HSV-thymidine kinase converts generic, FDA-approved anti-herpes drugs, such as ganciclovir, acyclovir and valacyclovir, which we use as prodrugs, into a toxic nucleotide analogue. These agents are widely available, inexpensive and are generally well-tolerated. Cells transduced with the thymidine kinase gene as well as neighboring cells that are replicating or exhibit DNA damage undergo immunogenic cell death after exposure to these systemically administered prodrugs that are converted in the tumor microenvironment into toxic metabolites.

The prodrug-derived cytotoxic nucleotide analogs are designed to inhibit DNA replication and repair, leading to the death of multiplying tumor cells, and in particular of cells undergoing repair from radiation or chemotherapy damage. This form of cell death is immunogenic and exposes tumor antigens that can elicit a further tumor-specific immune response. Additionally, the virus itself stimulates a marked immuno-inflammatory response. Key pro-inflammatory cytokines as well as chemokines, adhesion molecules and costimulatory molecules are locally upregulated, resulting in an inflamed (hot) tumor microenvironment, able to further enhance CD8+ cytotoxic T cell activation and immunization against released tumor antigens.

This local effect provides a strong mechanistic rationale for the combination of viral immunotherapy with ICIs such as PD-1 or PD-L1 targeting antibodies. ICI agents work by unmasking the inhibitory signals provided by PD-L1 ligands on tumor cells when bound to PD-1 receptors on T cells. By blocking this suppressive signal pharmacologically, it has been demonstrated that T cells can be unleashed to attack cancer cells and that profound clinical benefit can be achieved, but this benefits only a minority of patients. It has been hypothesized that treatment results can be significantly improved by optimizing recognition of the specific tumor antigens by the patient’s adaptive immune system using viral immunotherapy combined with the non-specific stimulation of T cells induced by ICI treatment. It appears that a duality of signals is required: releasing the checkpoint inhibition as described earlier, coupled with the provision of a positive, stimulatory signal to T cells. The efficient presentation of tumor specific antigens by MHC class I molecules to the immune system provides just such a specific, stimulatory signal. Viral immunotherapies have been shown to facilitate such cross presentation of tumor antigens and are therefore an attractive complement to PD-1 or PD-L1 checkpoint blockade.

The immune system is highly dynamic, with continuous trafficking of different populations of immune cells throughout the body. One outcome of this is that when T cells are locally activated and trained to recognize tumor-specific antigens, they can act systemically to drive an efficient immune response at sites distant from the original tumor. This abscopal effect may explain the significant effects observed at distant, uninjected sites demonstrated in experimental models of cancers. Abscopal effect has been shown with CAN-2409 in a mouse model of prostate cancer. The model employed

RM-1, a syngeneic prostate cell line, that was implanted both in the flanks of the mice as well as systemic, via a tail vein injection to mimic metastatic disease, resulting in the emergence of lung tumor nodules. After intratumor treatment of the flank tumor masses with either CAN-2409 and systemic prodrug, alone or in combination with radiotherapy, we observed a beneficial response in both injected and uninjected metastatic tumor. Use of CAN-2409 resulted in a 38% mean reduction in tumor volume and, in the combination arm, a reduction of 61% in tumor volume. Notably, the average number of lung nodules was reduced from 20.5 in the control arm and 22.4 in the mice that received radiotherapy to 13.0 in the CAN-2409 arm, and to 6.6 when CAN-2409 was combined with radiotherapy. We have also observed the abscopal response in connection with the experimental treatment of CAN-2409 in patients with NSCLC.

The activity of CAN-2409 treatment has been shown to be dependent on CD8+ T cell involvement in studies in mouse models that evaluated permutations of CAN-2409 treatment and T cell depletion. Furthermore, T cells from mice that were successfully treated with CAN-2409 and prodrug were shown to be sufficient to inhibit tumor growth when mixed with AKR tumor model cells and implanted subcutaneously in mouse flanks. This activity was not observed with T cells from untreated mice, from mice that were treated with a control vector that lacked the thymidine kinase gene, or when the AKR tumor cells were xenografted alone. These data are consistent with a T cell dependent mechanism of action of CAN-2409. Additionally, we have shown the induction of CD8+ T cell infiltration at the site of the tumor in patients with prostate cancer, pancreatic cancer, and NSCLC.

Second Product Candidate - CAN-3110

CAN-3110 is a modified HSV with specific properties that can be leveraged in diverse clinical indications. Namely, CAN-3110:

Is engineered to provide oncolysis through replication specifically in Nestin expressing cancer cells.

▪
Has demonstrated statistically significant survival benefit in preclinical models of brain cancer.
▪
Has generated favorable tolerability and safety data, not reaching a dose limiting toxicity in the dose range tested in an ongoing investigator-sponsored Phase 1 trial.
▪
Has shown a clinical signal in a difficult to treat brain cancer population, critically defined by a highly immunosuppressive environment.
▪
Has been engineered to replicate in a range of other indications characterized by Nestin expression.
▪
Is derived from our HSV-based platform that also provides the potential to support expansion of our pipeline with novel agents.

CAN-3110 is an engineered HSV where the expression of ICP34.5, the gene responsible for viral replication, has been placed under the control of a tumor-specific Nestin promoter. Nestin is a cytoskeletal protein that is overexpressed in glioma cells, but it is absent in the healthy adult brain. In CAN-3110, ICP34.5 expression is controlled by the Nestin promotor enabling viral replication selectively in tumor cells. This replication-competent HSV construct provides tumor-specific cytolytic activity, while sparing healthy cells that do not express Nestin.

This modification of the viral genome of CAN-3110 enables us to maintain the function of ICP34.5, an HSV protein that allows virus replication even in the presence of a suppressive interferon response, under strict control and only in tumor cells.

ICP34.5 is deleted in other HSV oncolytic viruses that may be less tumor selective with an intent of achieving a favorable safety profile, which may result in viruses characterized by poor replication ability and a limited ability to generate an effective anti-tumor immune response.

Our Clinical Trials

CAN-2409 for Prostate Cancer

We have completed multiple Phase 1 and Phase 2 clinical trials in non-metastatic prostate cancer using CAN-2409 as monotherapy and in combination with standard of care. These trials generated favorable tolerability and safety data and also provide evidence to support CAN-2409 immune activation, dosing levels and schedules. We have administered CAN-2409 to about 900 patients with localized prostate cancer to date, most of whom are currently in ongoing, placebo-controlled randomized trials.

Monotherapy Activity

We have observed what we believe to be a clinical response with CAN-2409 as monotherapy in our Phase 1 trials. These responses have been consistently observed in patients with prostate cancer, including patients with newly diagnosed, localized disease, as well as those whose cancer was progressing even after radiotherapy.

In newly diagnosed patients with localized prostate cancer, analysis of biopsies following monotherapy CAN-2409 treatment revealed change in glandular architecture, necrosis and increased immune cell infiltration as compared to baseline biopsy. We observed in treated samples a 4-fold increase in the number of CD8+ T cells and a 3-fold increase in the number of CD68+ macrophages, demonstrating immune response after CAN-2409 administration.

In another Phase 1/2 clinical trial, patients whose prostate cancer had progressed following radiotherapy and that presented a persistently rising PSA level, were treated with CAN-2409 as monotherapy using six dose levels, ranging from 1x108–1x1011 viral particles. In 27 of the 36 patients recruited, a decrease in PSA levels was observed following a single cycle of CAN-2409, as measured by the best PSA decrease in serial assessments within the first 3 months after treatment. PSA, while an imperfect biomarker for prostate cancer, is still widely employed for patient management in conjunction with biopsy, as rising PSA levels, and in particular PSA doubling time are associated with disease progression. In that same trial, we observed that the PSA doubling time improved significantly (p=0.0271) from 15.9 months at baseline to 42.5 months after a single cycle of CAN-2409 administration, in this treatment resistant patient population. A subset of the patients in this trial also received second or third injection courses of CAN-2409. In most of those patients, a decrease from pre-administration PSA levels was again observed upon repeated injection.

Combination Therapy

Because of the increasing prevalence of combination therapy for cancer patients, the ability to combine novel agents with standard of care treatments without overlapping toxicity is of increasing importance. We believe that the favorable tolerability and safety data generated for CAN-2409 in our clinical trials is encouraging for our current and future development plans, in combination with other agents but also as a monotherapy in lower risk patient populations that are not willing to undergo more aggressive forms of treatment. The safety data from our Phase 2 clinical trial in prostate cancer patients treated with CAN-2409 in combination with standard of care of radiotherapy or androgen deprivation therapy, reported no grade 4 treatment-related adverse events and only single-patient incidence of grade 3 treatment related adverse events. It was anticipated that flu-like symptoms would be evident, because CAN-2409 is an adenoviral gene construct known to induce a systemic immune response. Greater than 50% of patients reported fever and/or chills often associated with viral immune activation. These symptoms, which generally manifested early and transiently, often occurred on the evening of the intratumoral administration of CAN-2409 and resolved by the following morning. The rates of the gastrointestinal adverse events are consistent with those typically reported by patients undergoing radiotherapy, which is a component of standard of care in this population.

Our previous Phase 2 clinical trial data informed our agreement with the FDA under the SPA for our ongoing Phase 3 clinical trial. Although the data is limited as we have not conducted head-to-head studies, in our Phase 2 clinical trial we observed that intermediate-risk patients who received CAN-2409 in combination with radiotherapy had failure rates that were 75% lower than those reported in four other contemporaneous trials of similar patient populations. Where these other clinical trials reported freedom from failure rates of between 75%-79%, corresponding to cumulative recurrence rates of 21%-25%, CAN-2409 resulted in a 5% recurrence rate in patients with intermediate-risk prostate cancer. The median follow-up of patients who received CAN-2409 in this clinical trial was 5.7 years. Similarly, results in this clinical trial also demonstrated reduced recurrence rates in the low- and high-risk patients enrolled when compared to these other trials. Furthermore, a pathological complete response (pCR) was observed in 93% of the biopsies available at 2yrs (37%-73% in control populations). In this trial, low-risk patients achieved a PSA of < 2ng/ml in 77% of CAN-2409 treated patients versus 58% in control populations.

The endpoint used in our Phase 2 trial was freedom from failure (FFF), defined by the period of time between treatment and the occurrence of a clinical or biochemical failure. Under the SPA agreement, we have selected disease-free survival (DFS) as the endpoint for our Phase 3 clinical trial. The DFS definition requires an objective detection of tumor progression. This largely overlaps with FFF as it is often triggered by detection of increased PSA levels (i.e., biochemical failure). We have also reanalyzed our previous Phase 2 data using DFS parameters, supporting the implementation of DFS as endpoint in our Phase 3 trial.

Potentially Registrational Phase 3 Clinical Trial for Localized Prostate Cancer

We are developing CAN-2409 as a potential therapeutic option that avoids the long-term severe side effects of hormone therapy or surgical interventions. Based on the data from our clinical trials to date, we believe that CAN-2409 has the potential, if approved, to be the first new first-line product candidate approved for patients with localized prostate cancer in over 30 years. We are currently conducting a potentially registrational Phase 3 trial for CAN-2409, with agreement, under an SPA with the FDA for a single pivotal trial in newly diagnosed localized prostate cancer in intermediate and high-risk patients in combination with the standard of care, radiotherapy.

This Phase 3 clinical trial is fully enrolled with 711 patients, randomized 2:1. Patients receive three investigational treatment courses of CAN-2409, each consisting of four concurrent injections of transrectal ultrasound guided administration of CAN-2409 followed by a course of oral valacyclovir. The first injection course is given at least 15 days but not more than 8 weeks before starting radiation. The second injection course is given 0-3 days prior to radiotherapy. The third and final injection course is delivered 15-22 days after the second injections. A fixed dose of valacyclovir is given for 14 days after each CAN-2409 administration. Standard of care external beam radiotherapy is administered to patients throughout the course of the trial with optional ADT as determined by the treating physician.

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

The SPA agreement specifically defines agreement with the FDA on the statistical design and power of the Phase 3 trial, as well as the primary endpoint definition. The SPA states that the trial is adequately designed to provide the necessary data that, depending on the outcome, could support a Biologics License Application (BLA) submission. The SPA does note the general point for all SPAs, that BLA acceptance and approvability are review issues and that a BLA approval will depend on the quality of actual clinical trial data, the robustness of the effect on the stated primary endpoint, the impact on the secondary endpoints, a favorable assessment of the study conduct, and analysis of safety information and other supportive data. We have approximately 50 active clinical sites for this clinical trial and have completed enrollment in September 2021 with 711 patients. The primary endpoint for the clinical trial is DFS. This trial has been designed to have 90% power, a hazard ratio of 0.5 and an alpha of 0.05. We are assuming a 15% improvement in the active arm (CAN-2409) as compared to placebo in the rate of events measured according to the DFS definition provided above. We expect topline data from this Phase 3 trial at the end of 2024.

Phase 2 Clinical Trial for Active Surveillance

Clinical results to date suggest that CAN-2409 as monotherapy may reduce the rates of biochemical failure for patients with localized prostate cancer. In the AS setting, we will assess whether CAN-2409 has the potential to delay or prevent tumor progression to a later stage that demands radical treatment.

In May 2019, the Company completed enrollment of 187 patients in its Phase 2 clinical trial of CAN-2409 in patients with low-to-intermediate-risk, localized, non-metastatic prostate cancer, randomized 2:1. The primary endpoint is biopsy-proven progression-free survival (PFS). Progression is defined as an increase in Gleason grade or increase in tumor volume to > 33%. As the primary endpoint is event-driven, in February 2023, based on a blinded review of the event rate, the Company determined that additional time is required for patient follow up in order to collect a sufficient number of events. Based on the current rate of events, the Company currently anticipates topline data to be available in the fourth quarter of 2024.

CAN-2409 for Non-Small Cell Lung Cancer (NSCLC)

To assess the potential for CAN-2409 to trigger local and systemic immune activation and produce a “hot” tumor phenotype, we designed and completed a clinical trial in patients with surgically resectable lung cancer. In this proof of mechanism Phase 1 clinical trial, dose escalation of intratumoral neoadjuvant CAN-2409 was followed by tumor resection three weeks later. The specific goal was to obtain biological data to better understand the impact of CAN-2409 on the tumor microenvironment, with a specific focus on intratumoral CD8+ T cell activation and function while assessing effects on the systemic immune response. The effects of CAN-2409 were evaluated by comparing post-injection specimens to an internal control consisting of each patient’s own pre-treatment needle biopsy and blood samples, and an external cohort of matched patients who underwent standard surgical resection without CAN-2409. The results showed evidence of significant intratumoral and systemic immune activation after experimental CAN-2409 monotherapy treatment. Analysis of peripheral blood mononuclear cells, both before and after CAN-2409 administration, demonstrated a significant increase in expression of proliferation and activation markers including HLA-DR, CD38 and Ki67 three weeks after CAN-2409 initiation. Other relevant findings in this clinical trial included an increase in markers of T cell activation such as PD-1 and CTLA-4, which are targets of ICI that have been approved for use in NSCLC.

In this NSCLC Phase 1 clinical trial, two patients experienced grade 3 dehydration with renal insufficiency, two patients presented grade 3 urinary retention and six patients were observed to have a grade 4 low lymphocyte count. Of significant interest, one patient, a 70 year-old male with a 14.8cm stage IIIA sarcomatoid carcinoma, exhibited a nearly 50% decrease in tumor volume at 3 weeks after CAN-2409 monotherapy treatment. Collectively, these results lead us to believe that CAN-2409 could provide an opportunity to improve ICI response rates in patients with NSCLC by eliciting additional immune activation in lung cancer patients.

CAN-2409 and Checkpoint Combination Phase 2 Clinical Trial for NSCLC in Patients with Inadequate Response to ICI

In 2020, we initiated a Phase 2 clinical trial in NSCLC patients with inadequate response to ICI that will enroll patients receiving standard of care ICI (plus chemotherapy if indicated) in combination with two courses of CAN-2409 plus continued ICI. This open label clinical trial, as amended, is targeting enrollment of approximately 80 patients with stage III/IV NSCLC in two separate cohorts. The cohorts are defined based on response to ICIs at the time of enrollment. Cohort 1 addresses patients with stable disease and Cohort 2 enrolls patients with progressive disease after at least 18 weeks of ICI treatment. Patients will continue treatment with their initial ICI and CAN-2409 will be added to their regimen. The primary efficacy endpoint for this trial is response rate measured by RECIST and/or Disease Control Rate.

We reported initial data from this trial at the ASCO Annual Meeting in June 2022. During our Research and Development Day in December 2022, we presented updated data demonstrating evidence of local and systemic anti-tumor activity; a disease control rate of 77% (20/26) in patients entering trial with disease progression (cohort 2); sustained and ongoing clinical responses greater than 1 year; favorable change in the trajectory of tumor progression; decreased tumor size of RECIST target lesions in most patients; reduced uninjected tumor size in 14/21 patients (67%); an overall response rate of 13% (4/30) across cohorts 1 and 2; durable disease stabilization translating into encouraging preliminary evidence of progression-free survival; consistent induction of local and systemic cytotoxic T cell response; increased infiltration of CD8+ T cells in the tumor microenvironment; systemic expansion of effector T cells and increase in soluble granzyme B levels in the peripheral blood; and favorable safety/tolerability data with most treatment-related adverse events being grade 1/2.

We anticipate presenting additional updated data from this ongoing Phase 2 clinical trial in the third quarter of 2023.

CAN-2409 for Pancreatic Cancer

We are currently conducting a randomized Phase 2 clinical trial for CAN-2409 in borderline resectable pancreatic cancer, with a target enrollment of up to 54 patients. In March 2023, in connection with our cost management and dynamic portfolio management initiatives, we elected to pause new enrollment in this randomized Phase 2 clinical trial, subject to additional funding. Despite the pause in patient enrollment, we continue to expect to present initial clinical data in the fourth quarter of 2023. In a previous Phase 1b clinical trial, patients with pancreatic cancer treated with CAN-2409 in addition to standard of care demonstrated a greater survival duration over the expected survival of the patients treated with the existing standard of care alone in a comparison to historical trial results. Furthermore, in the subset of patients where pre- and post-treatment tumor biopsies were available, a statistically significant increase in the number of CD8+ tumor infiltrating lymphocytes was observed. In addition, the study demonstrated that CAN-2409 was generally well-tolerated in combination with standard of care.

CAN-2409 for High-Grade Glioma

Phase 3 Clinical Trial of CAN-2409 in High-Grade Glioma

At our Research & Development Day in December 2022 we announced that we have made a portfolio and resource prioritization decision to pursue CAN-3110 in recurrent HGG, but not to pursue a Phase 3 clinical trial of CAN-2409 in high-grade glioma. The CAN-3110 program in recurrent HGG may serve as an enabling clinical trial for future expansion into earlier stages of HGG as well as other solid tumors outside the brain that are characterized by Nestin expression.

Phase 1 Clinical Trial of CAN-2409 With Opdivo in High-Grade Glioma

We conducted a Phase 1 clinical trial in patients with newly diagnosed HGG examining the combination of CAN-2409 and anti-PD-1 nivolumab (Opdivo, BMS) in collaboration with BMS and Adult Brain Tumor Consortium. This was the first clinical trial to evaluate the combination of CAN-2409 and nivolumab in HGG patients with the goal of enhancing anti-tumor T cell activation and expansion and the potential for better clinical outcome.

Data for this Phase 1 clinical trial were presented at the 37th Annual Meeting of Society for Immunotherapy of Cancer (SITC) in Boston in November 2022. In the trial involving 35 evaluable patients, extensive biomarker analyses demonstrated that the combination of CAN-2409 and nivolumab resulted in a statistically significant expansion of activated tumor-fighting CD4+ and CD8+ T cells effector cells as well as decreased markers of exhaustion on effector cells. Proteomic analysis by OLINK revealed an increase in pro-inflammatory cytokines, including interferon-gamma, the chemokines CXCL9/10 and CXCL11, MCP-1, MCP-3, and granzyme A. Systemic immune activation was observed after the single administration of CAN-2409, prior to initiation of nivolumab (week 3 post treatment). Median overall survival (mOS) for patients with methylated MGMT promoter was 30.6 months for those who underwent gross total resection (GTR) (n=10) and 12.6 months for those who underwent sub-total resection (STR) (n=5). mOS for patients with unmethylated MGMT was 13.2 months (GTR) (n=16) and 15.9 months (STR) (n=4), respectively.

Phase 1b/2 Clinical Trial of CAN-2409 Combined with Standard of Care in High-Grade Glioma

In our Phase 1b/2 clinical trial in newly diagnosed patients with HGGs, including the difficult-to-treat glioblastoma, CAN-2409 demonstrated a statistically significant increase in patient survival when combined with current standard of care over the current standard of care alone (surgery, radiation and temozolomide). The trial compared the overall survival of 48 enrolled patients treated at 4 clinical sites with CAN-2409 plus standard of care against a matched controlled set of 134 patients enrolled at MGB who received only standard of care. The results demonstrated that the median overall survival of patients receiving standard of care alone was 13.5 months while patients receiving CAN-2409 plus standard of care was 17.1 months (p=0.0417). Importantly, a pre-planned analysis on a subset of patients treated surgically with gross total resection (>95% of tumor removed) during surgery (18 patients compared to 44 in the control arm), demonstrated a median overall survival of 25.1 months in the CAN-2409 arm versus 16.3 months in the standard of care group, with approximately a 50% improvement (p=0.0120). In this patient population, after three years, one in three patients was alive in the CAN-2409 arm compared to 1 in 20 patients in the standard of care group. At the end of the study, three of the patients who received CAN-2409 were alive without progression after 43, 62.1 and 88.5 months. CAN-2409 was generally well tolerated, with most treatment-related adverse events being grade 1 or 2, and few reports of grade 3 or 4 events.

Opportunities for CAN-2409 in Other Cancer Indications

In addition to patients with prostate, lung, pancreatic, and brain cancer, CAN-2409 has been dosed in small early-stage exploratory clinical trials in patients with ovarian cancer, malignant pleural effusion, pediatric brain cancer and retinoblastoma, supporting the tolerability and safety profile described above.

CAN-3110 for Recurrent High-grade Glioma

Our first HSV-based product candidate, CAN-3110, is in an ongoing investigator-sponsored Phase 1 clinical trial in recurrent HGG. This is an open-label, single center, dose-escalation clinical trial in patients who have failed standard of care. The primary endpoint of this clinical trial is to analyze the safety of CAN-3110 use in patients with recurrent HGG. No dose-limiting toxicities were observed in doses ranging from 1x106 to 1x1010 PFU in half-log increments. 51 patients have been treated.

Immunohistology studies showed persistent presence of HSV antigen and infiltration by CD8+ cytotoxic tumor infiltrating lymphocytes post treatment, providing support for the expected mechanism of action of CAN-3110.

We are particularly encouraged by the clinical course of a few patients who received a single injection with CAN-3110 as monotherapy upon recurrence of glioblastoma. One patient, originally diagnosed with multicentric glioblastoma and initially treated with standard of care surgical resection followed by temozolomide and radiotherapy has been treated with CAN-3110 monotherapy, upon recurrency with development of two lesions visualized on MRI. One lesion, in the frontal region, had developed at the site of the initially resected mass. The second, larger mass was a new lesion. The patient received CAN-3110 via stereotactic administration into the injected lesion. At day 56 post-injection, there was a visible decrease in the volume of both masses. By day 112 post-injection, the volume of both masses was further reduced and the patient was able to go back to work. The patient eventually developed a third lesion, experienced a stroke secondary to a diagnostic procedure, and refused further treatment, dying approximately 15 months after entering the trial. A second patient initially diagnosed with methylated grade IV HGG located in the temporal lobe underwent 2 consecutive resections and treatment with chemoradiation for rapid progressive disease. The patient was injected with CAN-3110 (10E8 pfus), at the site of the original lesion. An MRI scan performed at day 91 showed increased enhancement at the site of injection. The patient underwent an additional resection, but, importantly, histological report showed mainly inflammatory tissue with high density of tumor infiltrating lymphocytes. The patient did not have detectable disease, in absence of any additional treatment for more than 2 years and passed away as passenger of a motor vehicle accident on day 717 post CAN-3110 treatment. Another patient, originally diagnosed with grade IV astrocytoma, was treated with CAN-3110 for a recurrence following first-line therapy with subtotal resection, chemoradiation and adjuvant temozolomide. At time of recurrence, a mass was evident in the left frontal lobe. The patient was enrolled in arm B of the Phase 1 clinical trial which includes treatment with Cytoxan (24 mg/kg one dose day -2) prior to CAN-3110 injection. Post-treatment scan demonstrated progressive reduction in enhancement with cavitary necrosis at the site of injection. The patient remains clinically stable as of February 2023 and has not required additional therapies up to day 350 post CAN-3110. We find these case reports to be encouraging because of the unusually favorable disease course experienced by these patients with recurrent HGG who had previously failed standard of care treatment, in absence of concurrent therapies. Additionally, we have observed a median overall survival of 11.6 months in the Phase 1 trial in the first 41 patients as of the cutoff date of October 2022. Given the median overall survival of 6-9 months in historical clinical trials of other investigational agents in patients with recurrent HGG, who have failed standard of care treatment we believe this is encouraging evidence of clinical activity. We will continue to assess CAN-3110 in this clinical trial.

Collaborations and Other Transactions

We are a party to various license and collaboration agreements under which we license patents, patent applications and other intellectual property to and from third parties. These licenses impose various diligence and financial payment obligations on us. We expect to continue to enter into these types of license agreements in the future. We consider the following license and collaboration agreements to be material to our business:

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

•
NT-3 Assets: a single digit percentage of net sales of NT-3 Assets, or, if applicable, a percentage of royalties received by us in the event of a license, sublicense, assignment or other transfer to a third party for commercialization (but no greater than the original royalty percentage we would be required to pay in the event we did not license, sublicense, assign or transfer NT-3 Assets);
•
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
•
Combination Products: a certain percentage (based on the weighted average sale price of NT-3 Assets, or Gene Transfer Neuro-Assets, as applicable) of net sales of combination products; and
•
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

The exclusive license agreement with Periphagen (the Periphagen License Agreement) requires us to use commercially reasonable efforts to complete a human proof of concept clinical trial of an NT-3 Asset, which includes certain specified clinical milestones. If we fail to use such efforts, subject to dispute and escalation provisions in the Periphagen License Agreement, then we may submit a specified payment in lieu of satisfying such obligations. If we fail to do so, Periphagen may terminate the Periphagen License Agreement for material breach. On December 15, 2022, Periphagen provided notice purporting to terminate the Periphagen License Agreement claiming we failed to use commercially reasonable efforts to complete a human proof of concept clinical trial of an NT-3 Asset. We have denied Periphagen’s claim and the parties are engaged in the dispute and escalation provisions under the Periphagen License Agreement. See Part I, Item 3 “Legal Proceedings”.

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

Mass General Brigham (MGB). On January 20, 2018, we entered into an exclusive option agreement (the Option Agreement) with MGB. Pursuant to the Option Agreement, we obtained the exclusive right from MGB to negotiate an exclusive worldwide, royalty-bearing license to develop and commercialize products covered by certain MGB patents, including those patents covering CAN-3110, in the field of gene therapy and vector therapy for the treatment or prevention of cancerous tumors in humans or animals, as such field is further detailed in the Option Agreement (Licensed Field). In consideration for MGB’s granting of the exclusive option, we paid MGB a non-refundable fee of $40,000.

Under the Option Agreement, we were required to use reasonable efforts to enter into a clinical trial agreement with MGB. We entered into such clinical trial agreement with MGB (MGB Clinical Trial Agreement) on June 19, 2018. Under the MGB Clinical Trial Agreement, we have committed to remitting up to $750,000 for the performance of a specified Phase 1 clinical trial by MGB pursuant to a protocol summary contained in the Option Agreement.

On September 15, 2020, we exercised our option and entered into an exclusive patent license agreement with MGB (the MGB License Agreement). Under the MGB License Agreement, MGB granted to us (a) an exclusive, royalty-bearing license under certain of MGB’s patents to make, have made, use, have used, sell and have sold certain products covered by such licensed patents (the Licensed Products) and otherwise practice processes covered by such licensed patents (Licensed Processes); and (b) a non-exclusive, royalty-bearing license under certain other of MGB’s patents to make, have made, use, have used, sell and have sold Licensed Products, but not to sell or have sold Licensed Processes. The foregoing rights are sublicensable, subject to sublicensing terms set forth in the MGB License Agreement. In connection with executing the MGB License Agreement, we paid a license issue fee of $100,000. We also agreed to reimburse MGB for all reasonable fees and expenses MGB had incurred and will incur for the preparation, filing, prosecution and maintenance of the licensed patent rights, in an amount equal to $141,268.

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

Ventagen. On March 1, 2014, we entered into an exclusive license agreement (the Ventagen Agreement), with Ventagen, LLC (Ventagen). The Ventagen Agreement provides Ventagen an exclusive license, with rights to grant sublicenses (subject to certain terms and conditions) under any worldwide patent rights and know-how owned or controlled by us during the term of the Ventagen Agreement which cover applicable technology utilizing the delivery method of the herpes derived TK protein to tumors or other tissues via a viral vector (as further specified therein), to research, use, have used, import, have imported, export, have exported, offer for sale, have sold, sell, distribute and market certain products for the prevention or treatment of cancer in humans and any use in animals (or the Field of Use) (Licensed Products), for commercial sale and distribution within Mexico, Belize, Guatemala, Honduras, El Salvador, Costa Rica, Nicaragua, Panama, Colombia and Bolivia (or the Territory).

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

Certain of our current stockholders own 49.5% of the voting stock of Ventagen, but we do not hold any management position or run the day-to-day operations of Ventagen. See “Certain Relationships and Related Person Transactions.”

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

Many of the companies we compete against or may compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in the concentration of even more resources among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and enrolling subjects for our clinical trials and in acquiring technologies complementary to, or necessary for, our programs.

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

Manufacturing

We have established an operations leadership team with extensive experience in manufacturing biologics based on viruses, including viral immunotherapy products and gene therapy products, and in the construction, validation, approval and operation of facilities designed to manufacture biologics. We have secured a third-party contract manufacturing organization for clinical and commercial-scale manufacturing of our CAN-2409 product candidates. We are also currently evaluating various options for the clinical-scale manufacture of our CAN-3110 product candidate, including the development of clinical-scale manufacturing capabilities at our own facility.

Intellectual Property

We believe that approval of our CAN-2409 and CAN-3110 product candidates under a BLA may result in 12 years of data exclusivity in the United States under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively the ACA), 10 years of market exclusivity in Europe and significant durations in other markets, which would be complementary to any relevant patent exclusivity.

With regard to patent exclusivities, we have rights to issued composition of matter patents in the United States, Australia, Canada, China, Europe, and Japan and patent applications pending in Australia, Europe, and Korea that relate to CAN-3110. The issued patents and the pending applications, if issued, are expected to expire in 2036. This patent family is exclusively licensed to us. We also own a United States patent and a pending patent application that relate to a method of use of CAN-2409 in combination with a checkpoint inhibitor. The issued patent and the pending application, if issued, are expected to expire in 2034. We also have in-licensed from Periphagen patents and patent applications relating to our enLIGHTEN™ Discovery Platform. These patents and applications, if issued, are expected to expire between 2037 and 2042.

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

United States Biological Products Development Process

The process required by the FDA before a biological product candidate may be licensed for marketing in the United States generally involves the following:

•
completion of nonclinical laboratory tests and animal studies performed in accordance with FDA’s good laboratory practices (GLPs) requirements and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•
submission to the FDA of an application for an investigational new drug application (IND) which must become effective before human clinical trials may begin;
•
approval of the protocol and related documentation by an IRB or ethics committee at each clinical trial site before each trial may be initiated;
•
performance of adequate and well-controlled human clinical trials according to good clinical practices (GCPs) requirements and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product candidate for its intended use;
•
preparation of and submission to the FDA of a BLA for marketing approval that includes sufficient evidence of establishing the safety, purity, and potency of the proposed biological product for its intended indication, including from results of nonclinical testing and clinical trials;
•
a determination by the FDA within 60 days of its receipt of a BLA to accept and file the application;
•
satisfactory completion of an FDA pre-license inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with current good manufacturing practices (cGMPs) to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA in accordance with any applicable expedited programs or designations;
•
payment of user fees for FDA review of the BLA (unless a fee waiver applies); and
•
FDA review and approval, or licensure, of the BLA to permit commercial marketing of the product for specific indications for use in the United States.

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

Some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee (DSMB). This group provides authorization as to whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the trial and may recommend halting the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

Certain information about certain clinical trials must also be submitted within specific timeframes to the NIH for public dissemination on its ClinicalTrials.gov website.

Clinical trials typically are conducted in three sequential phases that may overlap or be combined:

•
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
•
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
•
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

Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the Public Health Service Act (PHS Act), emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

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

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review to determine if it is substantially complete before the FDA accepts it for filing. In most cases, the submission of a BLA is subject to a substantial application user fee, although the fee may be waived under certain circumstances. Under the performance goals and policies implemented by the FDA under the Prescription Drug User Fee Act (PDUFA) for original BLAs, the FDA targets ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification. This review typically takes twelve months from the date the BLA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure and potent for its intended use and whether the product is being manufactured in accordance with cGMP to ensure its continued safety, purity and purity. The FDA may refer applications for novel biological products or biological products that present difficult or novel questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (REMS) is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

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

Under the Pediatric Research Equity Act (PREA) a BLA or supplement to a BLA for a novel product (e.g., new active ingredient, new indication, etc.) must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.

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

Orphan product designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. If a product that has orphan product designation subsequently receives the first FDA approval for a particular active ingredient for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan product exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if a product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug status in the European Union (EU) has similar, but not identical, benefits.

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

Additionally, a product candidate may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on an intermediate clinical endpoint other than survival or irreversible morbidity or mortality, that is reasonably likely to predict irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials, which must be conducted with due diligence, to verify the clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit and, under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA may require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date accelerated approval was granted. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials, intended for dissemination or publication be submitted to the agency for review. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

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

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements on sponsors and their contract manufacturing organizations (CMOs). Manufacturers and other parties involved in the drug supply chain for prescription drug and biological products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of a biological product, some of a sponsor’s U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. In addition, a patent can only be extended once and only for a single product. The United States Patent and trademark Office (USPTO) in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our patents, if and as applicable, to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

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

The ACA includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCIA) which created an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHS Act attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structure of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

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

United States Regulation of Companion Diagnostics

Our product candidates may require use of an in vitro diagnostic to identify appropriate patient populations. These diagnostics, often referred to as companion diagnostics, are regulated as medical devices. In the United States, the FD&C Act and its implementing regulations and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import and post-market surveillance. Unless an exemption applies, companion diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval (PMA approval).

If use of companion diagnostic is essential to safe and effective use of a drug or biological product, then the FDA generally will require approval or clearance of the diagnostic contemporaneously with the approval of the therapeutic product. On August 6, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance, for novel candidates such as our product candidates, a companion diagnostic device and its corresponding drug or biological candidate should be approved or cleared contemporaneously by FDA for the use indicated in the therapeutic product labeling. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a biologic product candidate generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption (IDE) regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE. In July 2016, the FDA issued a draft guidance document intended to further assist sponsors of therapeutic products and sponsors of in vitro companion diagnostic devices on issues related to co-development of these products.

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

PMAs for certain devices must generally include the results from extensive pre-clinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. In addition, as part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation (QSR) which imposes elaborate testing, control, documentation and other quality assurance requirements.

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

Clinical Trials Regulation

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, an application must be submitted for each clinical trial to each country’s national competent authority (NCA), and at least one independent ethics committee, much like the FDA and an IRB, respectively. Under the new Clinical Trials Regulation (EU) No. 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022, a single application is now made through the Clinical Trials Information System (CTIS) for clinical trial authorization in up to 30 EU/EEA countries at the same time and with a single set of documentation.

The assessment of applications for clinical trials is divided into two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State, however overall related timelines are defined by the Clinical Trials Regulation. The new Clinical Trials Regulation also provides for simplified reporting procedures for clinical trial sponsors.

European Union Drug Review and Approval

In the EU, medicinal products can only be commercialized after obtaining a marketing authorization. To obtain regulatory approval of a medicinal product in the EU, we must submit a marketing authorization application (MAA). A centralized marketing authorization is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the EMA, and is valid throughout the EU and the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway) (the EEA). The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicinal products (i.e. gene therapy, somatic cell therapy or tissue-engineered medicines), and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

Under the centralized procedure the maximum timeframe for the evaluation of a MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

The application used to submit the BLA in the United States is similar to that required in the European Union, although there may be certain specific requirements, for example those set out in Regulation (EC) No 1394/2007 on advanced therapy medicinal products, covering gene therapy, somatic cell therapy and tissue-engineered medicinal products.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain is no longer covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January, 1 2021. For a period of three years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA) the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024, which will have regard to decisions on the approval of marketing authorizations made by the European Medicines Agency and certain other regulators when determining an application for a new Great Britain marketing authorization.

Data and Market Exclusivity

In the EU, upon receiving a marketing authorization, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted and authorized, and the innovator’s data may be referenced, but no generic or biosimilar product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained a marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Orphan Drug Designation and Exclusivity

Products receiving orphan designation in the EU can receive ten years of market exclusivity, during which time no “similar medicinal product” may be placed on the market. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan medicinal product can also obtain an additional two years of market exclusivity in the EU where an agreed pediatric investigation plan (PIP) for pediatric studies has been complied with. No extension to any supplementary protection certificate (SPC) can be granted on the basis of pediatric studies for orphan indications.

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a product may be designated as an orphan medicinal product if it meets the following criteria: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five (5) in ten thousand (10,000) persons in the EEA when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product would be of significant benefit to those affected by that condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon the grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, a marketing authorization may be granted to a similar medicinal product for the same indication at any time if:

•
the second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior;
•
the marketing authorization holder of the authorized product consents to a second orphan medicinal product application; or
•
the marketing authorization holder of the authorized product cannot supply enough orphan medicinal product.

Pediatric Development

In the EU, companies developing a new medicinal product must agree upon a PIP with the EMA’s pediatric committee (PDCO) and must conduct pediatric clinical trials in accordance with that PIP, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product for which a marketing authorization is being sought. The MAA for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted by the PDCO of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under an SPC (provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to 2 years before the SPC expires) even where the trial results are negative. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Post-Approval Controls

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include the following:

•
The holder of a marketing authorization must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (PSURs).
•
All new MAAs must include a risk management plan (RMP) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions.
•
All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics (SmPC) and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each EU Member State and can differ from one country to another.

The aforementioned EU rules are generally applicable in the EEA.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020, and the UK and the EU have concluded a trade and cooperation agreement or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework continues to apply in Northern Ireland). Except in respect of the new EU Clinical Trials Regulation, the regulatory regime in Great Britain therefore largely aligns with current EU medicines regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under the new framework mentioned above which will be put in place by the MHRA from January 1, 2024, the MHRA has stated that it will still take into account decisions on the approval of marketing authorizations from the EMA (and certain other regulators) when considering an application for Great Britain marketing authorization.

Health Reform

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition to coverage under Medicare Part D for the manufacturer’s outpatient drugs.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted:

•
The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. Subsequent legislation extended the 2% payment reduction which remains in effect through 2030.
•
The American Taxpayer Relief Act further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.
•
On April 13, 2017, the Centers for Medicare & Medicaid Services (CMS) published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives which could limit the amounts that federal and state governments will pay for healthcare products and services and result in reduced demand for certain pharmaceutical products or additional pricing pressures. The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

President Biden has also issued multiple executive orders that have sought to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs. Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European

Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

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

The federal civil and criminal false claims laws, including the civil False Claims Act (FCA) prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.

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

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity may be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations, impose, among other things, specified requirements on covered entities and their respective business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

The Physician Payments Sunshine Act, enacted as part of the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties.

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

Employees and Human Capital Resources

As of December 31, 2022, we had 76 employees. Of these employees, 61 perform research and development functions. None of our employees are represented by a labor union and we believe we maintain good relations with our employees.

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

Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. On December 15, 2022, Periphagen notified us by letter of its claim that we have failed to use commercially reasonable efforts to complete a human proof of concept clinical trial of an NT-3 Asset under an Exclusive License Agreement dated December 9, 2019 between us and Periphagen (the “Periphagen License Agreement”). We have denied Periphagen’s claims. On January 13, 2023, we filed a demand for arbitration against Periphagen with the American Arbitration Association, seeking a declaration that Periphagen’s December 15 letter failed to comply with the dispute and escalation provisions in the Periphagen License Agreement. After filing the demand, the parties began engaging in the dispute and escalation process under the Periphagen License Agreement. On March 10, 2023, Periphagen filed its answer and counterclaims to our demand for arbitration. In its counterclaims, Periphagen seeks a declaration that we have not used commercially reasonable efforts to complete a human proof of concept clinical trial of the NT-3 Asset and a declaration that any further extension of time would not be scientifically or commercially reasonable. Periphagen also seeks a declaration that we must use commercially reasonable efforts to develop the NT-3 Asset during any remaining time under the agreement. We have denied Periphagen’s counter claims.

In the event the parties are unable to resolve the dispute as part of the escalation process, an arbitrator will decide whether we have used commercially reasonable efforts. In the event that the arbitrator determines that we have not used commercially reasonable efforts, then we may submit a specified payment in lieu of satisfying such obligations.

Aside from the proceeding with Periphagen, we are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Corporate Information

We were incorporated in Delaware in June 2003. On November 30, 2020, the Company changed its name to Candel Therapeutics, Inc. Our principal executive offices are located at 117 Kendrick Street, Suite 450, Needham, Massachusetts 02494. Our telephone number is (617) 916-5445 and our e-mail address is investors@candeltx.com. Our Internet website address is www.candeltx.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated under the laws of the State of Delaware in June 2003. Since inception, we have focused substantially all of our efforts and financial resources on raising capital and developing our initial product candidates. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors in private equity financings and from the proceeds of the initial public offering of our common stock (the IPO). From our inception through December 31, 2022, we raised an aggregate of $145.2 million of gross proceeds from such transactions. In addition, in February 2022, we borrowed $20.0 million under the Loan Agreement with SVB. As of December 31, 2022, our cash and cash equivalents were $70.1 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $99.2 million as of December 31, 2022. For the years ended December 31, 2022 and 2021, we reported net losses of $18.9 million and $36.1 million, respectively. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to do so in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

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

•
Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:
•
the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
our ability to successfully enroll and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;
•
our ability to obtain marketing approval for our product candidates, and the timing and scope of any such approvals we may receive;

•
the changing and volatile U.S. and global economic environments, including as a result of the COVID-19 pandemic;
•
the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;
•
the cost of manufacturing our product candidates, which may vary depending on the quantity of production, and the success of achieving clinical-scale manufacturing operations in our new facility and commercial and clinical-scale manufacturing at third-party manufacturers
•
our ability to attract, hire and retain qualified personnel;
•
expenditures that we will or may incur to develop additional product candidates;
•
the level of demand for our product candidates should they receive approval, which may vary significantly;
•
the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future therapeutics that compete with our product candidates; and
•
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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our product candidates, and we do not expect to generate any revenue from the sale of products in the near future. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell, one or more of our product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•
successfully complete our ongoing and planned preclinical studies and clinical trials for our viral immunotherapy programs;
•
timely file and receive acceptance of our Investigational New Drug applications (INDs), in order to commence our planned clinical trials or future clinical trials;
•
successfully enroll subjects in, and complete, clinical trials for our viral immunotherapy programs;
•
implement measures to help minimize the risk of COVID-19 to our employees as well as patients enrolled in our clinical trials;
•
timely file marketing applications and receive regulatory approvals for our product candidates from the FDA and comparable foreign regulatory authorities;
•
initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for our product candidates;
•
establish clinical supply capabilities through arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
•
obtain and maintain patent and trade secret protection or regulatory exclusivity for our product candidates;
•
launch commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
•
maintain a continued acceptable safety profile of the product candidates following approval;
•
obtain and maintain acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;
•
position our products to effectively compete with other therapies;
•
obtain and maintain favorable coverage and adequate reimbursement by third-party payors for our product candidates;

•
enforce and defend intellectual property rights and claims with respect to our product candidates; and
•
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

The development of pharmaceutical products is capital-intensive. We are currently advancing our product candidates through clinical development across a number of potential indications. We are currently conducting a Phase 3 clinical trial for CAN-2409 as first-line treatment in newly diagnosed localized prostate cancer in intermediate to high-risk patients for which we completed enrollment in September of 2021 and expect to present topline data in the fourth quarter of 2024. Our second program using CAN-2409 is for the treatment of NSCLC. We have an ongoing Phase 2 trial and initial clinical data was presented at the ASCO Annual Meeting in June 2022, and an update during our Research and Development Day in December 2022. If the final Phase 2 clinical trial is positive, this may warrant the initiation of a potentially registrational Phase 3 clinical trial. We are also studying CAN-2409 in a randomized Phase 2 clinical trial in pancreatic cancer. Consequently, we expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue our ongoing clinical trials or initiate future trials and pursue the research and development of, and seek marketing approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts, and may be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. In March 2023, in connection with our cost management and dynamic portfolio management initiatives, we elected to pause new enrollment in this Phase 2 clinical trial, subject to additional funding. Despite this pause in patient enrollment, we continue to expect to present initial clinical data in the fourth quarter of 2023.

We expect that our existing cash and cash equivalents will be sufficient to fund our current operating plan into the second quarter of 2024. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•
the scope, progress, results and costs of product discovery, preclinical and clinical development, laboratory testing, manufacturing and clinical trials for the development of CAN-2409, CAN-3110, or our other potential product candidates;
•
the timing of, and the costs involved in, obtaining marketing approvals for CAN-2409 in newly diagnosed localized prostate cancer, NSCLC, and pancreatic cancer as well as for CAN-3110 in our initial target indication of recurrent high-grade glioma (HGG) and our other potential product candidates that we may develop;
•
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
•
the potential additional expenses attributable to adjusting our development plans (including any supply related matters) to the COVID-19 pandemic;
•
the scope, prioritization and number of our research and development programs;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
our ability to establish and maintain additional collaborations on favorable terms, if at all;
•
the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we may enter into;
•
the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;

•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•
the extent to which we acquire or in-license other product candidates and technologies;
•
the costs of securing manufacturing arrangements for commercial production;
•
the emergence of competing viral immunotherapies as well as immuno-oncology therapies in general and other adverse market developments;
•
the costs of transitioning our clinical manufacturing operations to our new facility;
•
the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates; and
•
the impact of the COVID-19 pandemic, which may exacerbate the magnitude of the factors discussed above.

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

If we are unable to obtain funding at acceptable terms on a timely basis, we may be required to significantly curtail, delay, or discontinue one or more of our research or development programs, our manufacturing operations or the commercialization of any product candidate or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

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

Any of the above-listed factors could materially adversely affect our business, financial condition, results of operations, and cash flows. The SVB Loan Agreement also contains certain covenants, including limitations on, among other things, additional indebtedness, making certain dispositions, paying dividends in certain circumstances, and making certain acquisitions and investments. Any failure to comply with the terms, covenants and conditions of the SVB Loan Agreement may limit our ability to draw upon additional tranches of term loans and may result in an event of default under such agreement entitling the lender to accelerate our indebtedness, which could have a material adverse effect on our business, financial condition, and results of operations.

Recent increases in interest rates have increased our borrowing costs and may also affect our ability to obtain working capital through borrowings such as bank credit lines and public or private sales of debt securities, which may result in lower liquidity, reduced working capital and other adverse impacts on our business.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. We currently have a $20 million loan outstanding pursuant to a $25 million term loan facility with SVB, which was entered into in February 2022. There can be no assurance that we will continue to have access to the balance of such loan. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, such as us, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB, and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•
Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•
Delayed or lost access to, or reductions in borrowings available under revolving existing credit facilities or other working capital sources and/or delays, inability or reductions in our ability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•
Potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements;
•
Potential or actual breach of financial covenants in our credit agreements or credit arrangements;
•
Potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements; or
•
Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any customer or supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a customer or supplier, or the loss of any significant supplier relationships, could result in material losses to us and may have a material adverse impact on our business.

Risks Related to Product Development

Our business is dependent on the success of our lead product candidate, CAN-2409, as well as CAN-3110 and any other product candidates that we advance into the clinic. All of our product candidates will require additional development before we may be able to seek regulatory approval for and launch a product commercially.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to our CAN-2409 program, which is currently our lead product candidate. We are currently conducting, as part of our most advanced CAN-2409 program, a Phase 3 clinical trial under an SPA for CAN-2409 as first-line neoadjuvant therapy in patients with newly diagnosed localized prostate cancer who have an intermediate to high-risk for progression. We completed enrollment for this trial in September 2021 and expect to present topline data at the end of 2024. We are conducting a Phase 2 clinical trial of CAN-2409 in patients with NSCLC who had an inadequate response to ICI and continue the same ICI in combination with CAN-2409. We presented initial clinical data from this clinical trial at the ASCO Annual Meeting in June 2022 and an update during our Research and Development Day in December 2022. We are also studying CAN-2409 in a randomized Phase 2 clinical trial in pancreatic cancer, which we elected to pause in March 2023, subject to additional funding. Additionally, we have an ongoing investigator-sponsored Phase 1 clinical trial of CAN-3110, our most advanced HSV-based product candidate, in recurrent HGG and reported additional biomarker results in November of 2021. Additional data was presented at SITC in November 2022 and during the Company's Research and Development Day on December 6, 2022. If CAN-2409, CAN-3110 or any other product candidate we develop encounters safety or efficacy issues, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We can provide no assurance that CAN-2409, CAN-3110 or any other product candidates we develop will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. If we were required to discontinue development of CAN-2409,

CAN-3110 or any future product candidate, or if CAN-2409, CAN-3110, or any future product candidate do not receive regulatory approval or fail to achieve significant market acceptance, we would be delayed by many years in our ability to achieve profitability, if ever.

Furthermore, even if we obtain regulatory approval for CAN-2409, CAN-3110 or any other product candidates we develop, we will still need to develop a commercial infrastructure, expand our manufacturing capabilities or develop relationships with collaborators to commercialize, establish a commercially viable pricing structure and obtain coverage and adequate reimbursement from third-party payors, including government healthcare programs. If we, or any future collaborators, are unable to successfully commercialize CAN-2409, CAN-3110 or any other product candidates we develop, we may not be able to generate sufficient revenue to continue our business.

Our preclinical studies and clinical trials may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval, and commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, including CAN-2409, CAN-3110 or any other product candidates we develop, we must demonstrate the safety and efficacy of our product candidates for use in each target indication through lengthy, complex, and expensive preclinical studies and clinical trials. Failure can occur at any time during the preclinical study and clinical trial processes and there is a high risk of failure, so we may never succeed in developing marketable products. Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety and efficacy necessary to obtain regulatory approval to market any of our product candidates. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety or efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. While we are currently in a Phase 3 clinical trial for CAN-2409 for prostate cancer and are in early stages of clinical development for CAN-3110, it is likely, as is the case with many oncology therapies, that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to regulatory audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, topline or preliminary data from our clinical trials. We may decide to conduct an interim analysis of the data after a certain number or percentage of patients have been enrolled, or after only a part of the full follow-up period but before completion of the trial. Similarly, we may report topline or preliminary results of primary and key secondary endpoints before the final trial results are completed. Preliminary, topline and interim data from our clinical trials may change as more patient data or analyses become available. Preliminary, topline or interim data from our clinical trials are not necessarily predictive of final results and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues, more patient data become available and we issue our final clinical trial report. These data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary, interim and topline data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects.

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

We may not be successful in our efforts to identify additional product candidates or indications. Due to our limited resources and access to capital, we must prioritize development of certain product candidates and indications; these decisions may prove to be wrong and may adversely affect our business.

Although we intend to explore other therapeutic opportunities, in addition to the product candidates and indications that we are currently developing, we may fail to identify successful product candidates or additional indications for clinical development for a number of reasons. If we fail to identify additional potential product candidates or indications for development, our business could be materially harmed.

Research programs to pursue the development of our planned product candidates for additional indications and to identify new product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. Our research programs may initially show promise in identifying potential indications and/or product candidates, yet fail to yield results for clinical development for a number of reasons, including:

•
the research methodology used may not be successful in identifying potential indications and/or product candidates;
•
potential product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective drugs; or
•
it may take greater human and financial resources than we possess to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, thereby limiting our ability to develop, diversify and expand our product portfolio.

Because we have limited financial and human resources, we intend to initially focus on research programs and product candidates for a limited set of indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. For example, at the 37th Annual Meeting of Society for Immunotherapy of Cancer (SITC) in Boston in November 2022, due to promising clinical activity of CAN-3110 in recurrent HGG, we made a portfolio and resource decision to prioritize CAN-3110 in recurrent HGG and not to pursue a Phase 3 clinical trial of CAN-2409 in HGG.

Accordingly, there can be no assurance that we will ever be able to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, which could materially adversely affect our future growth and prospects. We may focus our efforts and resources on potential product candidates or other potential programs that ultimately prove to be unsuccessful.

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

Additionally, some of past, ongoing and planned clinical trials utilize an “open-label” study design including our NSCLC trial in combination with ICI. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect, as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have improved notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trials when studied in a controlled environment with a placebo or active control.

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

The commercial success of adenovirus- or HSV-based product candidates will depend in part on public acceptance of the use of immuno-oncology, and, in particular, viral immunotherapy. Adverse events in clinical trials of CAN-2409, CAN-3110 or any other adenovirus- or HSV-based product candidates which we may develop, or in clinical trials of others developing similar products and the resulting publicity, as well as any other negative developments in the field of immuno-oncology that may occur in the future, including in connection with competitor therapies, could result in a decrease in demand for any adenovirus- or HSV-based product candidates that we may develop. These events could also result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of viral immunotherapies is unsafe, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials. In addition, responses by national or state governments to negative public perception may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, prospects and results of operations and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. As a result, we may not be able to continue or may be delayed in conducting our development programs.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of completion of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities, or as needed to provide appropriate statistical power for a given trial. In particular, because we are focused on patients with brain cancer for the development of CAN-2409 and CAN-3110 our ability to enroll eligible patients may be limited or enrollment may be slower than we anticipate due to the small eligible patient population. In addition, our ability to enroll patients may be delayed by the COVID-19 pandemic and we are unable to predict the full extent and scope of such delays.

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

•
the proximity of patients to clinical trial sites;
•
patient referral practices of physicians;
•
the design of the clinical trial, including the number of site visits and invasive assessments required;
•
our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•
our ability to obtain and maintain patient consents;
•
reporting of the preliminary results of any of our clinical trials;
•
the risk that patients enrolled in clinical trials will drop out of the clinical trials before clinical trial completion; and
•
factors we may not be able to control, such as the COVID-19 pandemic, that may limit patient participation, hiring of principal investigators or staff or clinical site availability.

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

•
the efficacy of our current or future product candidates as demonstrated in clinical trials, and, if required by any applicable regulatory authority in connection with the approval for the applicable indications, to provide patients with incremental health benefits, as compared to other available medicines;

•
limitations or warnings contained in the labeling approved for our current or future product candidates by the FDA or other applicable regulatory authorities;
•
the prevalence and severity of adverse events associated with our product candidates or those products with which they may be co-administered in immuno-oncology and, in particular, viral immunotherapies;
•
the clinical indications for which our current or future product candidates are approved;
•
availability of alternative treatments already approved or expected to be commercially launched in the near future;
•
the potential and perceived advantages of our current or future product candidates over current treatment options or alternative treatments, including future alternative treatments;
•
the willingness of the target patient populations to try new therapies or treatment methods and of physicians to prescribe these therapies or methods in immuno-oncology and, in particular, viral immunotherapies;
•
the need to dose such product candidates in combination with other therapeutic agents, and related costs;
•
the strength of marketing and distribution support and timing of market introduction of competitive products;
•
publicity concerning our products or competing products and treatments;
•
pricing and cost effectiveness;
•
the effectiveness of our sales and marketing strategies;
•
our ability to increase awareness of our current or future product candidates;
•
our ability to obtain sufficient third-party coverage or reimbursement;
•
the ability or willingness of patients to pay out-of-pocket in the absence of third-party coverage; and
•
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

Some of the products and therapies developed by our competitors are based on scientific approaches that are the same as or similar to our approach, including with respect to the use of viral immunotherapy with adenovirus and HSV. Other competitive products and therapies are based on entirely different approaches. We are aware that Oncorus, Replimune, Amgen, ImmaVira, FerGene and IconOVir, among others, are developing viral immunotherapies that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA fast track designation for a particular indication. We have been granted fast track designation for the use of CAN-2409 for the treatment of localized, primary prostate cancer in combination with radiation therapy to improve the local control rate and may seek fast track designation for CAN-3110 or certain of our future product candidates. However, there is no assurance that the FDA will grant this status to CAN-3110 or any of our proposed product candidates. Marketing applications filed by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even though we have received fast track designation for CAN-2409 or if we do receive fast track designation for CAN-3110 or any other of our future product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any fast track designation at any time.

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

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to product candidates developed and considered for approval that have not received breakthrough therapy designation and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we may seek breakthrough therapy designation for CAN-2409, CAN-3110 or some or all of our future product candidates for the treatment of various cancers, there can be no assurance that we will receive breakthrough therapy designation.

Accelerated approval by the FDA, even if granted for certain of our current or future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek approval of certain of our current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence by the sponsor and, under the Food and Drug Omnibus Report Act of 2022 (FDORA), the FDA is permitted to require, as appropriate, that such trials be underway prior to approval or within a specified time period after the date accelerated approval is granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such confirmatory trials, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such trials in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory trial or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance that the product's accelerated approval will eventually be converted to a traditional FDA approval.

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

•
be subject to limitations on the indicated uses or patient populations for which they may be marketed, distribution restrictions, or other conditions of approval;
•
not be approved with label statements necessary or desirable for successful commercialization; or
•
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

As product candidates are developed through preclinical studies to later-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause CAN-2409, CAN-3110 or any future product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Changes in third-party manufacturers and manufacturing processes may also require additional testing, or notification to, or approval by the FDA or a comparable foreign regulatory authority. Such changes could be further delayed due to development of clinical-scale manufacturing and commercial-scale manufacturing operations. This could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of CAN-2409, CAN-3110 and future product candidates and jeopardize our ability to commence product sales and generate revenue.

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

•
restrictions on manufacturing, distribution, or marketing of such products;
•
restrictions on the labeling, including required additional warnings, such as boxed warnings, contraindications, precautions, and restrictions on the approved indication or use;
•
manufacturing delays and supply disruptions where regulatory inspections identify observations of noncompliance requiring remediation;

•
modifications to promotional pieces;
•
issuance of corrective information;
•
requirements to conduct post-marketing studies or other clinical trials;
•
clinical holds or termination of clinical trials;
•
requirements to establish or modify a REMS or similar strategy;
•
changes to the way the product is administered to patients;
•
liability for harm caused to patients or subjects;
•
reputational harm;
•
the product becoming less competitive;
•
warning or untitled letters;
•
suspension of marketing or withdrawal of the products from the market;
•
regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the product;
•
refusal to approve pending applications or supplements to approved applications that we submit;
•
recalls of products;
•
fines, restitution or disgorgement of profits or revenues;
•
suspension or withdrawal of marketing approvals;
•
refusal to permit the import or export of our products;
•
product seizure or detention;
•
FDA debarment, suspension and debarment from government contracts, and refusal of orders under existing government contracts, exclusion from federal healthcare programs, consent decrees, or corporate integrity agreements; or
•
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

•
our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•
the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to use any future products;
•
the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•
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

•
the efficacy, safety and tolerability as demonstrated in clinical trials;
•
the timing of market introduction of such product candidate as well as competitive products;
•
the clinical indications for which the product is approved;
•
acceptance by physicians, major operators of cancer or neurology clinics and patients of the product as a safe, tolerable and effective treatment;
•
the potential and perceived advantages of the product candidate over alternative treatments;
•
the safety and tolerability of the product candidate in a broader patient group;
•
the cost of treatment in relation to alternative treatments;
•
the availability of adequate reimbursement by third party payors and government authorities;
•
changes in regulatory requirements by government authorities for the product candidate;
•
relative convenience and ease of administration;
•
the prevalence and severity of side effects and adverse events;
•
the effectiveness of our sales and marketing efforts; and
•
favorable or unfavorable publicity relating to the product or relating to the Company.

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

We expect initially to develop our lead product candidates, CAN-2409 and CAN-3110. A key part of our strategy, however, is to pursue clinical development of additional product candidates. Developing, obtaining marketing approval for, and commercializing additional product candidates will require substantial additional funding and will be subject to the risks of failure inherent in medical product development. We cannot assure you that we will be able to successfully advance any of these additional product candidates through the development process.

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

Foreign data protection laws, including the European Union’s General Data Protection Regulation (the EU GDPR), and the United Kingdom (or UK) equivalent of the same (the UK GDPR, together with the EU GDPR, the GDPR) may also apply to our processing of health-related and other personal data.

The GDPR imposes stringent requirements for controllers and processors of personal data of individuals within the European Economic Area, or EEA, or the UK. The GDPR applies to any company established in the EEA or UK as well as to those outside the EEA or UK if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or UK or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA Member States and the UK governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA or the UK, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (£17.5 million) or 4% of the annual global revenues of the noncompliant company, whichever is greater. Currently, the EU GDPR and UK GDPR remain largely aligned, but the UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce significant changes from the EU GDPR. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EEA and the UK, and we will need to amend our processes and procedures to align with the new framework.

The GDPR also imposes restrictions in relation to the international transfer of personal data from the EEA and UK and other countries in respect of which the European Commission or the UK government has not issued a so-called “adequacy decision” or “ adequacy regulation” (known as “third countries”), unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. This includes putting in place the European

Commission’s Standard Contractual Clauses for transfers outside of the EEA and a similar transfer mechanism for transfers of personal data outside of the UK, the International Data Transfer Agreement or Addendum (IDTA). Under both the EU GDPR and the UK GDPR, exporters are also required to assess the risk of the data transfer on a case-by-case basis, including an analysis of the laws in the destination country. The EU Standard Contractual Clauses had to be in place by December 27, 2022, whereas the IDTA must be implemented in all existing contracts March 21, 2024. Finalizing the implementation of the updated Standard Contractual Clauses and UK IDTA, and conducting the required risk assessments, may continue to necessitate significant contractual overhaul of our data transfer arrangements with customers, sub-processors and vendors.

Implementing mechanisms to endeavor to ensure compliance with the GDPR and relevant local legislation in EEA Member States and the UK may be onerous and may interrupt or delay our development activities, and adversely affect our business, financial condition, results of operations, and prospects. In addition to the foregoing, a breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, and orders to cease/change our use of data, enforcement notices, or potential civil claims including class action-type litigation.

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

Risks Related to Employee Matters, Managing Growth and General Business Operations

The COVID-19 pandemic may affect our ability to complete our ongoing clinical trials and initiate and complete other preclinical studies, planned clinical trials or future clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations. In addition, this pandemic caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.

The COVID-19 pandemic caused many governments to implement measures to slow the spread of COVID-19 through quarantines, travel restrictions, heightened border scrutiny and other measures. The COVID-19 pandemic and government measures taken in response also had a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages occurred; supply chains have been disrupted; facilities and production were suspended; and demand for certain goods and services, such as medical services and supplies, spiked, while demand for other goods and services, such as travel, fell. While the impact of the COVID-19 pandemic on our operations, including, among others, our manufacturing and supply chain, sales and marketing, commercial and clinical trial operations, to date has not been material, the future progression of the COVID-19 pandemic and its effects on our business and operations are uncertain.

The extent to which COVID-19 had and may in the future have an impact on our operations or those of the third parties on which we rely depends on many factors, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, any future variants of COVID-19, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19, and the actions to contain the COVID-19 pandemic or address its impact in the short and long term. Additionally, the conduct of our clinical trials, preclinical studies and manufacturing activities is dependent upon the availability of clinical trial sites, CROs, CMOs, researchers and investigators, regulatory agency personnel and logistics providers, all of which may in the future be adversely affected by the COVID-19 pandemic.

Any negative impact that the COVID-19 pandemic may have on enrolling or retaining patients in our clinical trials, the ability of our suppliers to provide materials for our product candidates, or the regulatory review process could cause delays with respect to product development activities, which could materially and adversely affect our ability to obtain marketing approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital, and have a material adverse effect on our financial results.

We cannot provide assurance that some factors from the COVID-19 pandemic will not further delay or otherwise adversely affect our clinical development, research, manufacturing and business operations activities, as well as our business generally, in the future.

We and the third-party manufacturers, CROs and academic collaborators that we engage have faced in the past and may face in the future disruptions that could affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, such as, for example, raw materials used in the manufacture of our product candidates, laboratory supplies for our preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic. For example, during the COVID-19, there were global supply chain disruptions, particularly with raw materials and supplies used in biopharmaceutical production. Several vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA, and more may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Additionally, the response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to pursue marketing approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and potential approvals due to measures intended to limit in-person interactions.

In response to the COVID-19 pandemic and in accordance with direction from state and local governmental authorities, we carefully monitored the COVID-19 pandemic and its impact on our business and took important steps to help ensure the safety of our employees and their families and to reduce the spread of COVID-19. We established a flexible work policy for our employees under which we encourage all of our employees to work from the office or from home as they feel appropriate. Those employees performing or supporting business-critical operations, such as members of our laboratory and facilities staff, are working on site at our facilities on a daily basis. For those employees who come to work at our facilities, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs. In the event that governmental authorities were to impose new restrictions, our employees conducting research and development activities may not be able to access our laboratory space, and our core research activities may be significantly limited or curtailed, possibly for an extended period of time.

The extent of any future impact of COVID-19 to our business, preclinical studies and clinical trials will depend on future developments, which are uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the COVID-19 pandemic, travel restrictions and actions to contain the COVID-19 pandemic, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The COVID-19 pandemic caused significant disruptions in the financial markets, and may cause disruptions in the future, which could adversely impact our ability to raise additional funds through public offerings or private placements and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the COVID-19 pandemic could impact economies worldwide in the future, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations and prospects.

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

As we seek to advance our product candidates through clinical trials and commercialization, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities. We expect the number of our employees and the scope of our operations to grow, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Despite our implementation of security measures, our internal computer systems, and those of our CROs that we may use in the future, information technology suppliers and other contractors and consultants are vulnerable to damage from computer viruses, cyberattacks and other unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of any of our product candidates could be delayed. In addition, our liability and cyber insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks or other related liabilities.

Cyberattacks are increasing in their frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. They are often carried out by well-resourced and skilled parties, including nation states, organized crime groups, “hacktivists” and employees or contractors acting carelessly or with malicious intent. Cyber-attacks include deployment of harmful malware and key loggers, ransomware, denial-of-service attacks, malicious websites, the use of social engineering, and other means to affect the confidentiality, integrity and availability of our technology systems and data. Cyber-attacks also include manufacturing, hardware or software supply chain attacks, which could cause a delay in the manufacturing of products or products produced for contract manufacturing or lead to a data privacy or security breach. Our business partners face similar risks, and any security breach of their systems could adversely affect our security. In addition, our increased use of cloud technologies heightens these third party and other operational risks, and any failure by cloud or other technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption, or loss of confidential or propriety information. Risk of cyber-attack is increased with employees working remotely. Remote work increases the risk we may be vulnerable to cybersecurity-related events such as phishing attacks and other security threats.

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

We and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting in conjunction with their audits of our financial statements for the years ended

December 31, 2021 and 2020. Those material weaknesses were subsequently remediated in 2022. If we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the market price of our common stock.

We are subject to the requirements of the Sarbanes-Oxley Act and the applicable SEC rules and regulations that require an annual management report on our internal control over financial reporting. In preparation of our consolidated financial statements for the years ended December 31, 2021 and 2020, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. Those material weaknesses were subsequently remediated as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

These previously identified material weaknesses related to:

1.
not having sufficient finance and accounting staff with U.S. generally accepted accounting principles (GAAP) technical and accounting expertise to evaluate and account for significant transactions and oversee our third-party consultants. As a result we did not design and maintain formal accounting policies, processes and controls to analyze, account for and disclose certain complex transactions, which led to inappropriate accounting conclusions associated with stock compensation expenses; and
2.
the lack of proper monitoring entity level controls and segregation of duties due to our small accounting staff.

We implemented measures designed to improve internal control over financial reporting, which resulted in the remediation of the control deficiencies that led to these material weaknesses, including the following:

•
hired a new Chief Financial Officer in September 2022 with prior experience serving as a chief financial and accounting officer of several public companies who also served ten years in a major public accounting firm. We hired a Controller in November 2021 with experience working at a public company and as a manager at a major public accounting firm. Each of the above personnel have technical accounting expertise and experience with the internal control, compliance, and financial reporting requirements of companies subject to Public Company Accounting Oversight Board (PCAOB) standards;
•
strengthened supervisory reviews by our financial management;
•
expanded our accounting and finance team to add additional qualified accounting and finance resources, which included augmenting our finance team with third-party consultants that possessed the required expertise to assist management with their review.
•
implemented Oracle NetSuite as our Enterprise Resource Planning (ERP) solution in the third quarter of 2022, which among other features, has automated segregation of duties functionality relating to the ability to create and post journal entries to our general ledger;
•
implemented a SAAS solution to assist with the review and approval of account reconciliations and other financial close workflows;
•
enhanced business process narratives and identification of key controls in our Sarbanes-Oxley Act (SOX Act) framework; and
•
performed internal interim and year-end SOX assessments that did not result in the identification of any material weaknesses related to the design or operating effectiveness of identified key controls.

We cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting. In addition, our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting in accordance with the provisions of the SOX Act because no such evaluation has been required. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the SOX Act, one or more material weaknesses may have been identified. If future material weaknesses are identified in our internal control over financial reporting, or if we otherwise fail to maintain an effective system of internal controls, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and the market price of our common stock may decline as a result.

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

The use of our product candidates in clinical trials, and the sale of any product for which we obtain regulatory approval, exposes us to the risk of product liability claims. We face inherent risk of product liability related to the testing of our product candidates in human clinical trials, including liability relating to the actions and negligence of our investigators, and will face an even greater risk if we commercially sell any product candidates that we may develop. For example, we may be sued if any product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. Product liability claims might be brought against us by consumers, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of merit or eventual outcome, liability claims may result in:

•
loss of revenue from decreased demand for our products and/or product candidates;
•
impairment of our business reputation or financial stability;
•
costs of related litigation;
•
substantial monetary awards to patients or other claimants;
•
diversion of management attention;
•
withdrawal of clinical trial participants and potential termination of clinical trial sites or entire clinical programs;
•
the inability to commercialize our product candidates;
•
significant negative media attention;
•
decreases in our stock price;
•
initiation of investigations and enforcement actions by regulators; and
•
product recalls, withdrawals or labeling, marketing or promotional restrictions, including withdrawal of marketing approval.

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

We are subject to many federal and state healthcare laws, such as the federal Anti-Kickback Statute, the federal civil and criminal False Claims Acts, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992 (VHCA), HIPAA, the FCPA, the ACA and similar state laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws, and regulations pertaining to fraud and abuse, reimbursement programs, government procurement, and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. In the European Union, the data privacy laws are generally stricter than those which apply in the United States and include specific requirements for the collection of personal data of European Union persons or the transfer of personal data outside of the European Union to the United States to ensure that European Union standards of data privacy will be applied to such data. For more information, see Part I, Item 1 “Business – Other Healthcare Laws and Compliance Requirements.”

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

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment, reputational harm, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, defending against any such actions can be costly and time consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

Changes in tax law may adversely affect our business or financial condition. Any new taxes could adversely affect our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, under Section 174 of the Internal Revenue Code of 1986, as amended (the Code), in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. In addition, it is uncertain if and to what extent various states will conform to changes to U.S. federal income tax law. We urge prospective investors in our common stock to consult with their legal and tax advisors with respect to any recently enacted tax legislation, or proposed changes in law, and the potential tax consequences of investing in or holding our common stock.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by 5% stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our most recent private placements, the IPO, and other transactions that have occurred over the past three years, we may have experienced, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards of $65.9 million and $61.9 million, which begin to expire in 2027 and 2032, respectively, and which could be limited if we experience an “ownership change.” The reduction of the corporate tax rate under TCJA may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under current federal tax law, federal net operating losses generated after December 31, 2017 will not be subject to expiration but will not be permitted to be carried back. In addition, under current U.S. federal tax law, the amount of net operating losses generated after December 31, 2020 that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. Additionally, as of December 31, 2022, we had a U.S. federal net operating loss carryforward of $57.1 million which do not expire but is limited to an annual deduction equal to 80% of annual taxable income.

If third-party payors fail to provide adequate coverage, reimbursement and payment rates for our product candidates, or if health maintenance organizations or long-term care facilities choose to use therapies that are less expensive or considered a better value, our revenue and prospects for profitability will be limited.

In both domestic and foreign markets, sales of our products will depend in part upon the availability of coverage and reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers, and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new therapeutic products when more established or lower cost therapeutic alternatives are already available or subsequently become available, even if our products are alone in a class. If reimbursement is not available, or is available only to limited levels, our product candidates may be competitively disadvantaged, and we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain a market share sufficient to realize a sufficient return on our or their investments. Alternatively, securing favorable reimbursement terms may require us to compromise pricing and prevent us from realizing an adequate margin over cost. For more information, see Part I, Item 1 "Business - Coverage and Reimbursement."

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved products. For more information, see Part I, Item 1 "Business - Health Reform."

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

•
collaborators have significant discretion in determining the efforts and resources that they will apply to the collaborations;
•
collaborators may not perform their obligations as expected or fail to fulfill their responsibilities in a timely manner, or at all;
•
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
•
collaborators may delay preclinical studies or clinical trials, provide insufficient funding for clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•
collaborators could fail to make timely regulatory submissions for a product candidate;
•
we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our stockholders about the status of such product candidates;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•
the collaborations may not result in product candidates to develop and/or preclinical studies or clinical trials conducted as part of the collaborations may not be successful;
•
product candidates developed with collaborators may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to stop commercialization of our product candidates;

•
a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate; and
•
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

•
disputes with respect to milestone, royalty and other payments that are believed due under the applicable agreements;
•
disagreements with respect to the ownership of intellectual property rights or scope of licenses;
•
disagreements with respect to the scope of any reporting obligations;
•
disagreements with respect to contract interpretation or the preferred course of development;
•
unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities, or to permit public disclosure of these activities; and
•
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

We also expect to develop commercial-scale manufacturing at third-party manufacturers for our product candidate CAN-2409. We may develop clinical manufacturing capabilities at our facility in Needham, Massachusetts for our product candidate CAN-3110 and we may also develop clinical-scale manufacturing for CAN-3110 at third-party manufacturers. There can be no assurance that our supply of clinical product will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified replacements. Any delays in obtaining adequate supplies of our product candidates that meet the necessary quality standards, including delays caused by the COVID-19 pandemic, may delay our development or commercialization.

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

Any problems or delays we experience in preparing for commercial-scale manufacturing of a product candidate or component may result in a delay in product development timelines and FDA or comparable foreign regulatory authority approval of the product candidate or may impair our ability to manufacture commercial quantities or such quantities at an acceptable cost and quality, which could result in the delay, prevention, or impairment of clinical development and commercialization of our product candidates and may materially harm our business, financial condition, results of operations, stock price and prospects.

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

While we are ultimately responsible for the manufacturing of our product candidates and therapeutic substances, other than through our contractual arrangements, we have little control over our manufacturers’ compliance with these regulations and standards. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Any new manufacturers would need to either obtain or develop the necessary manufacturing know-how, and obtain the necessary equipment and materials, which may take substantial time and investment. We must also receive approval from the FDA and applicable comparable foreign regulatory authorities for the use of any new manufacturers for commercial supply. The regulatory authorities may also require additional studies if a new manufacturer is relied upon for commercial production. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product or product candidate according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or once approved, to commercialize those product candidates in a timely manner or within budget. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies, which could require the conduct of additional clinical trials. Accordingly, switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

Some of our product candidates are being and may be studied in third-party research and clinical trials sponsored by organizations or agencies other than us, or in investigator-sponsored clinical trials, which means we will have minimal or no control over the conduct of such trials and which may adversely affect our ability to obtain marketing approval or certain regulatory exclusivities.

We have supplied and may continue to supply and otherwise support third party research, including investigator-sponsored clinical trials. Investigator-sponsored clinical trials pose similar risks as those set forth elsewhere in this “Risk Factors” section relating to our internally-sponsored clinical trials, but because we are not be the sponsors of these trials, we have less control over the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment. Additionally, third party clinical research has been and may continue to be conducted with CAN-3110 and CAN-2409 which was not provided by us. The conduct or findings of these trials may have a negative impact on our development programs notwithstanding that we have little involvement or control over these trials. As a result, we are subject to additional risks associated with the way investigator-sponsored trials are conducted. In particular, for trials in which we supply drug product, we may be named in lawsuits that would lead to increased costs associated with legal defense. Additional risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data. Third-party investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator-sponsored clinical trials could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates and the public perception of our product candidates. As a result, our lack of control over the conduct and timing of and communications with the FDA and other regulatory authorities regarding investigator-sponsored trials may expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the commercial prospects for our product candidates. In addition, third parties that are investigating product candidates which have not been provided by us may seek and obtain regulatory approval of product candidates before we do, which may adversely affect our development strategy and eligibility for certain exclusivities for which we may otherwise be eligible.

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

As of March 15, 2023, Estuardo Aguilar-Cordova and Laura Aguilar beneficially owned 6,216,971 shares of our common stock, or approximately 21.5% of our total outstanding capital stock as of such date. Accordingly, they will continue to have significant influence over all business decisions, including with respect to such matters as amendments to our charter, other fundamental corporate transactions, such as mergers, asset sales, and the sale of the Company, and otherwise will be able to influence our business and affairs. In connection with the IPO, we adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions.

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

Furthermore, our licensors have, or may in the future have, the right to terminate a license if we materially breach the agreement and fail to cure such breach within a specified period or in the event we undergo certain bankruptcy events. In spite of our best efforts, our current or any future licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements. For example, Periphagen has asserted that we have failed to use commercially reasonable efforts to complete a human proof of concept clinical trial of an NT-3 Asset as required in our exclusive license agreement with Periphagen. Periphagen has triggered the dispute and escalation provisions under the Periphagen License Agreement. If we are unable to resolve the issue and an arbitrator concludes that we failed to use such commercially reasonable efforts, then we may submit a specified payment in lieu of satisfying such obligations or Periphagen may terminate the Periphagen License Agreement. If our Periphagen license or our other license agreements are terminated, we may lose our rights to develop and commercialize certain of our product candidates and technology, lose patent protection, experience significant delays in the development and commercialization of certain of our product candidates and technology, and incur liability for damages. If these in-licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, our competitors or other third parties could have the freedom to seek regulatory approval of, and to market, products and technologies identical or competitive to ours and we may be required to cease our development and commercialization of certain of our product candidates and technology. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses and to compete with any product candidates we may develop and our technology. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
our or our licensors’ ability to obtain, maintain and defend intellectual property and to enforce intellectual property rights against third parties;
•
the extent to which our technology, product candidates and processes infringe, misappropriate or otherwise violate the intellectual property of the licensor that is not subject to the license agreement;
•
the sublicensing of patent and other intellectual property rights under our license agreements;
•
our diligence, development, regulatory, commercialization, financial or other obligations under the license agreement and what activities satisfy those diligence obligations;
•
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our current or future licensors and us and our partners; and
•
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

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of the patents we in-license or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States. For example, European patent law is more restrictive than U.S. patent law in connection with the patentability of methods of treatment of the human body and Chinese bankruptcy law may not provide a licensee the same protections as U.S. bankruptcy law.

Furthermore, in the United States, patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. Under the Leahy-Smith America Invents Act (the America Invents Act), enacted in 2013, the United States moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are unclear as the USPTO continues to develop new regulations and procedures in connection with the America Invents Act. In addition, the patent positions of companies in the development and commercialization of biopharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could increase the uncertainties and costs surrounding the prosecution of our patent applications and have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

In addition, a European Unified Patent Court (UPC) is scheduled to come into force during 2023. The UPC will be a common patent court to hear patent infringement and revocation proceedings effective for member states of the European Union. This could enable third parties to seek revocation of any of our European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. Any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce or defend the validity of our European patents. We may decide to opt out our European patents and patent applications from the UPC. If certain formalities and requirements are not met, however, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.

We cannot predict whether the patent applications we in-license currently being pursued will issue as patents, whether the claims of any patent that has or may issue will provide us with a competitive advantage or prevent competitors from designing around the claims to develop competing technologies in a non-infringing manner, or whether we or our licensors will be able to successfully pursue patent applications in the future relating to our current product candidates or future products and product candidates. Moreover, the patent application and approval process is expensive and time-consuming. We or our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Furthermore, we, or any future partners, collaborators, or licensees, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to seek additional patent protection.

Even if the patent applications we in-license issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patent rights by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may also seek approval to market their own products similar to or otherwise competitive with our product candidates. Alternatively, our competitors may seek to market generic versions of any approved products by submitting abbreviated BLAs to the FDA during which process they may claim that patents licensed by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our intellectual property rights, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find the patents we in-license invalid or unenforceable, or that our competitors are competing in a non-infringing manner. Thus, even if we have in-licensed valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•
others may be able to make or use compounds that are similar to the compositions of our product candidates but that are not covered by the claims of our patents or those of our licensors;

•
we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regards to any in-licensed patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;
•
we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies;
•
it is possible that our pending patent applications will not result in issued patents;
•
it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
•
it is possible that others may circumvent our owned or in-licensed patents;
•
it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;
•
the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
•
the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates;
•
our owned, co-owned, or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;
•
the inventors of our owned, co-owned, or in-licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
•
the co-owners of certain of our patent applications may become involved with, or license or assign the co-owned applications to competitors , or become hostile to us or the patents or patent applications on which they are named as co-owners;
•
it is possible that our owned or in-licensed patents or patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;
•
we have engaged in scientific collaborations in the past, and will continue to do so in the future. Such collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;
•
we may not develop additional proprietary technologies for which we can obtain patent protection;
•
it is possible that product candidates or diagnostic tests we develop may be covered by third parties’ patents or other exclusive rights; or
•
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

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•
the sublicensing of patent and other rights under our collaborative development relationships;
•
our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•
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

•
infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
•
substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third-party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
•
a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third-party licenses its product rights to us, which it is not required to do;
•
if a license is available from a third-party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products and any license that is available may be non-exclusive, which could result in our competitors gaining access to the same intellectual property; and
•
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

Likewise, we own a U.S. patent relating to our CAN-2409 product candidate that expires in 2034, and our in-licensed U.S. and non-U.S. patents relating to our HSV-based product candidates, licensed from MGB and from Periphagen are expected to expire in 2036 and in 2037, respectively, without taking into account any possible patent term extensions. Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own and in-license pending patent applications relating to our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2034 through 2042, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

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

•
the success of competitive products or technologies;
•
results of clinical trials of our product candidates or those of our competitors;
•
commencement or termination of collaboration, licensing or similar arrangements for our development programs;
•
announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•
regulatory or legal developments in the United States and other countries;
•
developments or disputes concerning patent applications, issued patents or other proprietary rights;
•
the recruitment or departure of key personnel;
•
the level of expenses related to any of our product candidates or clinical development programs;
•
the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•
developments or setbacks related to drugs that are co-administered with any of our product candidates, such as checkpoint inhibitors;
•
actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•
variations in our financial results or those of companies that are perceived to be similar to us;
•
expiration of market stand-off or lock-up agreements;
•
changes in the structure of healthcare payment systems;
•
market conditions in the pharmaceutical and biotechnology sectors;
•
general economic, industry and market conditions and overall fluctuations in the financial markets in the United States and abroad; and
•
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

Raising additional capital through the sale of a substantial number of shares of our common stock, or the perception that sales of a substantial number of shares of our common stock might occur, may cause dilution to our stockholders, could cause our stock price to decline and could restrict our operations or require us to relinquish rights to our technologies or current or future product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that may materially adversely affect your rights as a common stockholder. In August 2022, we filed a registration statement on Form S-3 (Shelf) pursuant to which we may issue up to $75.0 million in shares of common stock in sales deemed to be “at-the-market offerings” (the ATM Program) as defined by the Securities Act of 1933, as amended (Securities Act), and up to $200.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. Any sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause our stock price to decline. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75.0 million from issuing securities under a shelf registration statement in excess of one third of such company’s public float in a 12-month period, we are currently only able to issue a limited number of shares which aggregate to no more than one-third of our public float using our Shelf. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) December 26, 2026; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•
not being required to comply with the auditor attestation requirements of Section 404 of the SOX Act (Section 404);
•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•
providing only two years of audited financial statements in addition to any required unaudited interim financial statements and a correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
•
reduced disclosure obligations regarding executive compensation; and
•
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in this Annual Report on Form 10-K. In particular, we have provided only two years of audited financial statements and a correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, and we have not included all of the executive compensation information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As a public company, and particularly after we are no longer an “emerging growth company,” we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which will require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the SOX Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Emerging growth companies may implement many of these requirements over a longer period and up to five years from the pricing of an initial public offering. We intend to take advantage of these extended transition periods but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 15, 2023, we had a total of 28,919,810 shares of common stock outstanding.

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

The existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 59.9% of our outstanding common stock with Estuardo Aguilar-Cordova and Laura Aguilar (together, both directly and indirectly) beneficially owning approximately 21.5% of our outstanding common stock, and with entities and persons affiliated with PBM Capital Group, LLC (PBM Capital), beneficially owning approximately 29.4% of our outstanding common stock. In addition, Diem Nguyen, who is a member of our Board of Directors, is currently Chief Executive Officer of Xalud Therapeutics, Inc., which is majority-owned by PBM Capital. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

•
delaying, deferring or preventing a change of control of us;
•
impeding a merger, consolidation, takeover or other business combination involving us; or
•
discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

•
a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;

•
a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•
a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;
•
advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•
a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;
•
a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and
•
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

In addition, we issued to the same stockholder additional five-year warrants for the purchase of 3,672,484 shares of common stock for $6.81 per share (the Conditional Series B Warrants), which become exercisable in the event that we complete a future financing that meets certain financial milestones or achieves certain share prices as follows:

•
918,121 shares vest upon (1) a financing event effected through the sale of our equity securities to third parties resulting in at least $20,000,000 in gross proceeds with a per share price of $12.47, or (2) an average market price (determined over a consecutive 10-day period) of $12.47 per share;
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

On June 24, 2021, our board of directors approved, and on July 14, 2021, our stockholders approved, effective upon the closing of the IPO, an amendment to the terms of the Series B Warrants and the Conditional Series B Warrants to extend the expiration date from November 2023 to November 2025. In addition, the exercise period for the Conditional Series B Warrants was amended such that in the event the future financing milestones or certain share price targets described above are achieved, the Conditional Series B Warrants can only be exercised in conjunction with the sale of the company, on a cash or cashless exercise basis, or otherwise in November 2025 through a cashless exercise.

We recorded the Series B Warrants as a component of stockholder’s equity at the time of issuance at their estimated fair value of $2.1 million and recorded the Conditional Series B Warrants as a liability on the consolidated balance sheet because the number of shares used to calculate the settlement is not a fixed number of shares. The Conditional Series B Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the consolidated statements of operations. We will continue to recognize changes in the fair value of the Conditional Series B Warrants until each Conditional Series B Warrant is exercised, expires or qualifies for equity classification.

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

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. On December 15, 2022, Periphagen notified us by letter of its claim that we have failed to use commercially reasonable efforts to complete a human proof of concept clinical trial of an NT-3 Asset under an Exclusive License Agreement dated December 9, 2019 between us and Periphagen (the “Periphagen License Agreement”). We have denied Periphagen’s claims. On January 13, 2023, we filed a demand for arbitration against Periphagen with the American Arbitration Association, seeking a declaration that Periphagen’s December 15 letter failed to comply with the dispute and escalation provisions in the Periphagen License Agreement. After filing the demand, the parties began engaging in the dispute and escalation process under the Periphagen License Agreement. On March 10, 2023, Periphagen filed its answer and counterclaims to our demand for arbitration. In its counterclaims, Periphagen seeks a declaration that we have not used commercially reasonable efforts to complete a human proof of concept clinical trial of the NT-3 Asset and a declaration that any further extension of time would not be scientifically or commercially reasonable. Periphagen also seeks a declaration that we must use commercially reasonable efforts to develop the NT-3 Asset during any remaining time under the agreement. We have denied Periphagen’s counter claims.

In the event the parties are unable to resolve the dispute as part of the escalation process, an arbitrator will decide whether we have used commercially reasonable efforts. In the event that the arbitrator determines that we have not used commercially reasonable efforts, then we may submit a specified payment in lieu of satisfying such obligations.

Aside from the proceeding with Periphagen, we are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded under the symbol “CADL” on the Nasdaq Global Market and has been publicly traded since July 27, 2021. Prior to this time, there was no public market for our common stock.

On March 15, 2023, there were approximately 131 registered holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

The offer and sale of all the shares of our common stock in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (Reg. No. 333-257444), as amended, which was declared effective by the SEC on July 26, 2021. There has been no material change in the expected use of the net proceeds from our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 29, 2022.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing viral immunotherapies to help patients fight cancer. Our engineered viruses are designed to induce a systemic anti-tumor response due to immunogenic cell death through direct viral-mediated cytotoxicity in cancer cells, thus releasing tumor neo-antigens and creating a pro-inflammatory microenvironment. Our viral immunotherapy approach utilizes intratumoral administration of genetically engineered viruses to induce tumor cell death and elicit a systemic anti-tumor response. Local delivery enables us to achieve these effects while aiming to minimize systemic toxicity. The immune cells induced by these viral immunotherapies are believed to target patients’ specific tumor antigens, potentially improving responses in immunologically “hot” tumors while at the same time infiltrating the tumor microenvironment, transforming non-inflamed “cold” tumors with limited immune response into “hot” tumors. While our product candidates are administered directly into the tumor, we have observed systemic immune response in our preclinical studies and clinical trials that may indicate the potential of our product candidates to induce systemic immune response against distal, uninjected tumors, also known as an “abscopal” effect.

We believe viral immunotherapy is among the most promising cancer treatment modalities today. Our goal is to further improve patient outcomes through viral immunotherapies by selecting the optimal vector, specific transgenes and clinical indications for each tumor type while optimizing product candidate attributes, such as high-titer formulation, intratumoral administration to induce systemic anti-tumor immunity, and storage conditions that could potentially lower logistical barriers for patients and clinicians.

We have established two clinical stage viral immunotherapy platforms based on novel, genetically modified adenovirus and herpes simplex virus (HSV) constructs, respectively.

Our most advanced product candidate, CAN-2409, is an off-the-shelf adenovirus product candidate which is combined with the prodrug, valacyclovir, that has generated promising clinical activity across a range of solid tumor indications. CAN-2409 is currently being studied in the following ongoing clinical trials:

•
Prostate Cancer
o
a Phase 3 randomized, triple-blinded and placebo-controlled clinical trial in the United States under a Special Protocol Assessment (SPA), with the U.S. Food and Drug Administration (FDA) evaluating 711 patients with newly diagnosed, localized prostate cancer who have an intermediate or high-risk for progression. We completed enrollment of this trial in September 2021 and we expect to present topline data at the end of 2024.
o
a Phase 2 randomized, double blind, placebo-controlled clinical trial in the United States evaluating 187 patients with low-to-intermediate risk, localized prostate cancer undergoing active surveillance. We completed enrollment of this trial in June 2019 and we expect topline data from this clinical trial to be available in the fourth quarter of 2024.
•
Non-small Cell Lung Cancer (NSCLC) – an open-label Phase 2 clinical trial in the United States evaluating CAN-2409 plus valacyclovir in combination with continued PD-(L)1 checkpoint inhibitors in 80 patients with stage III/IV NSCLC who have inadequate response to PD-(L)1 checkpoint inhibitors. We reported initial data from this trial at the American Society for Clinical Oncology (ASCO) Annual Meeting in June 2022 and an update during our Research and Development Day in December 2022, demonstrating the following:
o
Evidence of local and systemic anti-tumor activity
o
Disease control rate of 77% (20/26) in patients entering trial with disease progression (cohort 2)
o
Sustained and ongoing clinical responses greater than 1 year
o
Favorable change in trajectory of tumor progression
o
Decreased tumor size of RECIST target lesions in most patients
o
Reduced uninjected tumor size in 14/21 patients (67%)
o
Overall response rate of 13% (4/30) across cohorts 1 and 2
o
Durable disease stabilization translating into encouraging preliminary evidence of progression-free survival
o
Consistent induction of local and systemic cytotoxic T cell response

o
Increased infiltration of CD8+ T cells in the tumor microenvironment
o
Systemic expansion of effector T cells and increase in soluble granzyme B levels in peripheral blood
o
Favorable safety/tolerability data with most treatment-related adverse events being grade 1/2

We anticipate presenting additional updated clinical data from this ongoing clinical trial in the third quarter of 2023.

•
Pancreatic Cancer – we have initiated a randomized Phase 2 clinical trial in the United States evaluating CAN-2409 in borderline resectable pancreatic adenocarcinoma. In March 2023, in connection with our cost management and dynamic portfolio management initiatives, we elected to pause new enrollment in this randomized Phase 2 clinical trial, subject to additional funding. Despite the pause in patient enrollment, we continue to expect to present initial clinical data in the fourth quarter of 2023. In a previous Phase 1b trial, patients with pancreatic cancer treated with CAN-2409 in addition to standard of care demonstrated a greater survival duration over the expected survival of the patients treated with the existing standard of care alone in a comparison to historical trial results. Furthermore, in the group of patients where pre- and post-treatment tumor biopsies were available, a statistically significant increase in the number of CD8+ tumor infiltrating lymphocytes was observed.

Our lead HSV-based product candidate, CAN-3110, is currently in an ongoing investigator-sponsored Phase 1 clinical trial in our initial target indication of recurrent high-grade glioma (HGG). These patients have failed standard of care treatment and have a poor prognosis. Initial clinical data from this trial was presented in an oral presentation at the ASCO Annual Meeting in June 2021, and additional biomarker data was reported in November 2021. During our Research and Development Day in December 2022, we presented updated data demonstrating that the treatment was well tolerated with no observed dose-limiting toxicity; achieved 11.6 months mOS with a single dose; and showed evidence of persistent HSV-1 antigen and HSV-1 replication consistent with mechanism of action as well as robust evidence of immune activation.

We are currently evaluating the effects of multiple doses of CAN-3110 in HGG supported by the Break Through Cancer foundation.

We are also designing other novel viral immunotherapy candidates using our proprietary enLIGHTEN™ Discovery Platform, the first systematic, iterative HSV-based discovery platform leveraging human biology and advanced analytics to create new viral immunotherapy candidates for solid tumors. In October 2022, we entered into a collaboration with the University of Pennsylvania (Penn) Center for Cellular Immunotherapies to study the impact of novel viral immunotherapy candidates based on Candel’s enLIGHTEN™ Discovery Platform to strengthen the activity of Penn’s investigational CAR-T cell therapies in difficult to treat solid tumors.

We currently own development and commercialization rights for our programs in major markets, including the United States, Europe and Asia, allowing us to control development and seek approval in those areas as we prepare our commercialization efforts.

We were incorporated in Delaware in June 2003 as Advantagene, Inc. (Advantagene). In December 2019, Advantagene licensed substantially all the assets of Periphagen, a company focused on engineering HSV as a gene therapy vector, and in September 2020, licensed CAN-3110 from Mass General Brigham (MGB). In December 2020, we formally changed our name from Advantagene to Candel Therapeutics, Inc. We completed our initial public offering (IPO) in July 2021.

As of December 31, 2022, we had cash and cash equivalents of $70.1 million, which we believe will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024.

Collaborations

We are a party to a number of license and collaboration agreements under which we license patents, patent applications and other intellectual property to and from third parties.

Periphagen. On December 9, 2019, we entered into a series of agreements, including an exclusive license agreement, a novation agreement, an equipment purchase agreement and an intellectual property assignment agreement, collectively the Periphagen Agreements, with Periphagen, whereby we acquired certain assets and licensed certain rights (including specified patent rights and know-how, or the Licensed IP Rights) of Periphagen, primarily consisting of exclusive rights to their technology platform and a portfolio of pre-clinical, development stage virus vectors. The primary classes of assets are HSV-derived assets expressing neurotrophin-3 (or NT-3 Assets) and other HSV-derived assets (Gene Transfer Neuro-Assets). Under the license agreement, Periphagen granted us a worldwide exclusive license with the right to grant sublicenses through multiple tiers under the Licensed IP Rights to conduct research and to develop, make, have made, use, have used, offer for sale, have sold, export and import products incorporating the Licensed IP Rights in all fields of use except the treatment, diagnosis, and prevention of nononcologic skin diseases and conditions

(including use as an aesthetic). We are currently engaged with Periphagen under a dispute and escalation provision in our exclusive license agreement with Periphagen concerning whether we have used commercially reasonable efforts to complete a human proof of concept clinical trial of an NT-3 Asset. See Part I, Item 3 “Legal Proceedings”.

Mass General Brigham (MGB). On January 20, 2018, we entered into an exclusive option agreement (the Option Agreement) with MGB. Pursuant to the Option Agreement, we obtained the exclusive right from MGB to negotiate a world-wide, royalty-bearing license to develop and commercialize products covered by certain MGB patents, including those patents covering CAN-3110, in the field of gene therapy and oncolytic vector therapy for the treatment or prevention of cancerous tumors in humans or animals, as such field is further detailed in the Option Agreement (the Licensed Field). In consideration for MGB’s granting of the exclusive option, we paid MGB a non-refundable fee of $40,000.

Under the Option Agreement, we were required to use reasonable efforts to enter into a clinical trial agreement with MGB. We entered into such clinical trial agreement with MGB (MGB Clinical Trial Agreement) on June 19, 2018. Under the MGB Clinical Trial Agreement, we have committed to remitting financial support for the performance of a specified Phase 1 clinical trial by MGB pursuant to a protocol summary contained in the Option Agreement.

On September 15, 2020, we exercised our option and entered into an exclusive patent license agreement with MGB (the MGB License Agreement). Under the MGB License Agreement, MGB granted to us (a) an exclusive, royalty-bearing license under certain of MGB’s patents to make, have made, use, have used, sell and have sold certain products covered by such licensed patents (Licensed Products) and otherwise practice processes covered by such licensed patents (Licensed Processes); and (b) a non-exclusive, royalty-bearing license under certain other of MGB’s patents to make, have made, use, have used, sell and have sold Licensed Products, but not to sell or have sold Licensed Processes. The foregoing rights are sublicensable, subject to sublicensing terms set forth in the MGB License Agreement. In connection with executing the MGB License Agreement, we paid a license issue fee and also agreed to reimburse MGB for all reasonable fees and expenses MGB had incurred and will incur for the preparation, filing, prosecution and maintenance of the licensed patent rights.

Ventagen. On March 1, 2014, we entered into an exclusive license agreement ( the Ventagen Agreement) with Ventagen, a related party. The Ventagen Agreement provides Ventagen an exclusive license, with rights to grant sublicense (subject to certain terms and conditions) under any worldwide patent rights and know-how owned or controlled by us during the term of the Ventagen Agreement which cover applicable technology utilizing the delivery method of the herpes derived TK protein to tumors or other tissues via a viral vector (as further specified therein), to research, use, have used, import, have imported, export, have exported, offer for sale, have sold, sell, distribute and market certain products for the prevention or treatment of cancer in humans and any use in animals (or the Field of Use), or the Licensed Products, for commercial sale and distribution within Mexico, Belize, Guatemala, Honduras, El Salvador, Costa Rica, Nicaragua, Panama, Colombia and Bolivia. Ventagen is 49.5% owned by certain of our stockholders.

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

•
employee-related costs, including salaries, benefits and stock-based compensation expense, for personnel engaged in research, development and clinical management functions;
•
expenses incurred under agreements with third party clinical sites for the treatment and follow-up for patients enrolled in our clinical trials;

•
the cost of acquiring and manufacturing preclinical study materials, including manufacturing registration and validation batches;
•
payments made under third-party licensing agreements;
•
costs incurred to develop the manufacturing process and capabilities for future clinical trials and commercialization. Our clinical trial material for use in our existing clinical trials was manufactured in prior years;
•
costs related to compliance with quality and regulatory requirements;
•
costs of outside consultants, primarily related to regulatory; and
•
facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and insurance, and other operating costs if specifically identifiable to research and development activities.

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

•
the scope, rate of progress, expense and results of clinical trials;
•
our successful enrollment in and completion of clinical trials, including our ability to generate positive data from any such trials;
•
our ability to add and retain key research and development personnel;
•
the actual probability of success for our product candidates, including their safety and efficacy, early clinical data, competition, manufacturing capability, and commercial viability;
•
significant and changing government regulation and regulatory guidance;
•
the timing and receipt of any marketing approvals;
•
the progress of the development efforts of parties with whom we may enter into collaboration agreements, and the terms and timing of any additional collaboration agreements, license or other arrangement, including the timing of any payments thereunder;
•
our ability to enter into agreements with CMOs for the commercial manufacture of our product candidate CAN-2409 and the clinical-scale manufacture of our product candidate CAN-3110 as well as complete the qualification of our clinical manufacturing capabilities, internally or through CMOs;
•
costs related to manufacturing of our product candidates or to account for any future changes in our manufacturing plans;
•
our ability to successfully commercialize our product candidates, if and when approved;
•
raising additional funds necessary to complete clinical development of our product candidates;
•
our ability to obtain and maintain third-party insurance coverage and adequate reimbursement for our product candidates, if and when approved;
•
the acceptance of our product candidates, if approved, by patients, the medical community and third-party payors;

•
effectively competing with other products if our product candidates are approved;
•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors resulting from the COVID-19 pandemic or similar public health crisis;
•
our ability to maintain a continued acceptable safety profile for our therapies following approval;
•
our ability to obtain and maintain patents, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates, both in the United States and internationally; and
•
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

Interest, Dividend, and Investment Income

Interest, dividend and investment income consists of amounts earned on investment of cash equivalents.

Change in Fair Value of Warrant Liability

In connection with the November 13, 2018 issuance of Series B preferred stock we issued warrants to the purchasers of the Series B preferred stock, to purchase up to 7,344,968 shares of our common stock with an exercise price of $6.81 per share. We also issued a warrant to the NC Incorporated Ohio Trust, an irrevocable trust funded by us, to purchase 162,740 shares of our common stock, $0.01 par value, at an exercise price of $1.46 per share, subject to adjustments as specified in the warrant agreement (the NC Ohio Warrants). Certain of those warrants are recorded as a liability on our balance sheet. The warrants recorded as a liability are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the consolidated statements of operations. We will continue to recognize changes in the fair value of the warrants until they are exercised, expire or qualify for equity classification. The fair value of the warrants is determined based on significant inputs not observable in the market. The fair value of the warrants uses various valuation methods, including the Monte Carlo method, the option-pricing method, probability-weighted expected return and the hybrid method, all of which incorporate assumptions and estimates, to value the common stock warrants. The hybrid method is often used when a company is expecting a liquidity event in the near future and is a combination of the option-pricing and probability-weighted expected return methods. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares of common stock, risk-free interest rate, expected dividend yield, and the remaining contractual term of the warrants. Therefore, the fair value may not be appropriately captured by simple models.

Income Taxes

Since our inception, we have generated cumulative federal and state net operating loss and research and development credit carryforwards for which we have not recorded any net tax benefit due to uncertainty around utilizing these tax attributes within their respective carryforward periods.

As of December 31, 2022, we had gross federal net operating loss carryforwards (NOLs) of approximately $65.9 million and state NOLs of approximately $61.9 million which may be available to offset future taxable income. Our federal NOLs include $8.8 million available to reduce future taxable income through 2028 and approximately $57.1 million of NOLs that do not expire and are available to reduce future taxable income indefinitely. The state NOLs are available to offset future taxable income through 2032. As of December 31, 2022, we also had federal and state research and development tax credit carryforwards of $3.4 million and $1.8 million, respectively, which are available to offset federal and state tax liabilities through 2036 and 2028, respectively.

Realization of future tax benefits is dependent on many factors, including our ability to generate taxable income within the NOL period. Our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and certain tax credits. Management has considered our history of cumulative net losses incurred since inception, as well as our lack of product revenue since inception, and has determined that it is more likely than not that we will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at December 31, 2022.

NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as provided under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), as well as under similar state provisions. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income. In general, an ownership change, as defined under Section 382 of the Code (Section 382), results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. We have completed several financings and not yet determined if such a limitation would be placed against our NOL. We will make such a determination prior to the utilization of any NOL.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	YEAR ENDED DECEMBER 31,		INCREASE/
	2022	2021	(DECREASE)
Research and development service revenue	$125	$125	$-
Operating expenses:
Research and development	20,787	15,178	5,609
General and administrative	14,060	10,673	3,387
Total operating expenses	34,847	25,851	8,996
Loss from operations	(34,722)	(25,726)	8,996
Grant income	48	1,076	(1,028)
Interest and dividend income (expense), net	(490)	(53)	437
Change in fair value of warrant liability	16,370	(11,421)	27,791
Net loss	$(18,794)	$(36,124)	$(17,330)

Comparison of the Years Ended December 31, 2022 and 2021

Revenue

We had research and development service revenue of $0.1 million for each of the years ended December 31, 2022 and 2021. This represents the recognition as research and development service revenue of a portion of the $1.0 million that we received in 2014 and 2015 from Ventagen, a related party, which is being recognized over the period during which we provide the services.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021 (in thousands):

	YEAR ENDED DECEMBER 31,		INCREASE
	2022	2021	(DECREASE)
Employee - related	$12,688	$8,941	$3,747
Clinical development	5,608	3,828	1,780
Depreciation and impairment of fixed assets	777	717	60
Pre-clinical research	629	190	439
Occupancy	442	584	(142)
Recruiting	371	746	(375)
Other	272	172	100
	$20,787	$15,178	$5,609

Research and development expenses increased $5.6 million from $15.2 million for the year ended December 31, 2021 to $20.8 million for the year ended December 31, 2022. The increase was primarily attributable to a $3.7 million increase in employee compensation costs due to increased research and development headcount, $1.0 million of severance costs, a $1.8 million increase in clinical development costs which was primarily driven by increased manufacturing, clinical, and regulatory costs in support of CAN-2409 programs, and a $0.4 million increase in preclinical costs. These increases were partially offset by a $0.4 million decrease in recruiting expense.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2022 and 2021 (in thousands):

	YEAR ENDED DECEMBER 31,		INCREASE
	2022	2021	(DECREASE)
Employee-related	$6,455	$5,555	$900
Professional and consulting fees	3,629	2,972	657
Insurance	2,384	1,184	1,200
Recruiting	775	132	643
Occupancy	184	250	(66)
Other	633	580	53
	$14,060	$10,673	$3,387

General and administrative expenses increased $3.4 million from $10.7 million for the year ended December 31, 2021 to $14.1 million for the year ended December 31, 2022. The increase was primarily attributable to a $1.2 million increase in insurance expense due to the cost of director and officers insurance that has been in place since completion of the IPO in 2021, a $0.9 million increase in employee compensation due to increased headcount to manage growth and operate as a public company, $0.7 million increase in professional and consulting fees due to increased legal, accounting, and investor and public relations, and a $0.6 million increase in recruiting expense as a result of bringing on three new members to our board of directors and hiring of a new Chief Financial Officer.

Grant Income

Grant income was $48,000 for the year ended December 31, 2022, compared to $1.1 million for the year ended December 31, 2021. Grant income in 2021 represents amounts received under a grant from the National Institutes of Health for development of CAN-2409 for use as a therapy for pancreatic cancer and includes $464,000 for the forgiveness of a Paycheck Protection Plan loan in April 2021. The National Institutes of Health grant for development of CAN-2409 for use as a therapy for pancreatic cancer has expired at the end of 2021. Grant income in 2022 relates to the recognition of income from a grant from the Massachusetts Life Sciences Center.

Interest, Dividend Expense, Net

Interest, dividend and expense was $0.5 million for the year ended December 31, 2022 compared to $53,000 for the year ended December 31, 2021, and represents the earnings on our cash equivalents net of interest expense on outstanding debt obligations. The increase is primarily due to increased interest expense incurred as a result of increased borrowing in the first quarter of 2022.

Change in Fair Value of Warrant Liability

The change in fair value of our warrant liability was a decrease in the fair value of $16.4 million for the year ended December 31, 2022, compared to an increase in the fair value of $11.4 million for the year ended December 31, 2021. The change in the fair value of the warrant liability is primarily driven by changes in the underlying value of our stock price.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials for our product candidates, developing our manufacturing capabilities which may include the cost of establishing a relationship with contract manufacturers to support commercial launch of our product candidate CAN-2409 and costs associated with equipping our laboratory and manufacturing facility to support clinical trials and commercialization and providing general and administrative support for our operations, including the cost associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from government grants and proceeds from the sale of convertible notes, common stock, and our convertible preferred stock. As of December 31, 2022, we have raised approximately $160.8 million, including $15.6 million of government grants, $66.1 million from the sale of convertible preferred stock, and $79.1 million from the sale of our common stock in our IPO. Our cash and cash equivalents totaled $70.1 million as of December 31, 2022. We had $20.9 million of long-term debt as of December 31, 2022.

On February 24, 2022, the Company entered into a loan and security agreement Loan Agreement with SVB pursuant to which SVB agreed to provide term loans to the Company in an aggregate principal amount of $20.0 million. The Company borrowed $20.0 million upon entering into the Loan Agreement. The Company could have borrowed up to an additional aggregate principal amount not to exceed $5.0 million, at any time on or prior to December 31, 2022, upon the achievement of all of the following milestones, inclusively: (a) positive Phase 2 clinical activity data from the Company’s CAN-2409 NSCLC clinical trial, (b) dosing of its first patient in its Phase 3 CAN-2409 high-grade glioma clinical trial; and (c) receipt on or prior to December 31, 2022, of net cash proceeds in an amount equal to at least $75.0 million from the issuance and sale of equity securities to investors acceptable to SVB. The Company did not borrow any of the additional aggregate principal amount on or prior to December 31, 2022. The term loans are secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property, which is subject to a negative pledge under the Loan Agreement.

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

As of December 31, 2022, we had cash and cash equivalents of $70.1 million. As a result of prudent cost management and the management of our clinical program portfolio, we believe our cash resources will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024, compared to our previous expectation of the first quarter of 2024.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	YEARS ENDED DECEMBER 31,
	2022	2021
Net cash used in operating activities	$(31,419)	$(22,218)
Net cash used in investing activities	(1,297)	(1,835)
Net cash provided by financing activities	19,974	71,800
Net increase (decrease) in cash and cash equivalents	$(12,742)	$47,747

Cash Flows for the Years Ended December 31, 2022 and 2021

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $31.4 million, primarily consisting of a net loss of $18.8 million as we incurred expenses associated with our clinical programs, we increased our headcount and had costs associated with being a public company in the second half of the year. In addition, we had non-cash income of $16.4 million as a result of the change in the fair value of our warrant liability, which was partially offset by $3.1 million of non-cash stock-based compensation and depreciation expense. Net cash used in operating activities was also impacted by $0.1 million in changes in operating assets and liabilities, primarily driven by an increase of $1.3 million in accrued expenses and a decrease in prepaid expenses and other current assets of $0.4 million. These changes were partially offset by a decrease of $1.2 million in accounts payable and a decrease of $0.5 million in lease-related liabilities.

Net cash used in operating activities for the year ended December 31, 2021 was $22.2 million, primarily consisting of a net loss of $36.1 million as we incurred expenses associated with our clinical programs, increased our headcount and had costs associated with being a public company in the second half of the year. In addition, we had non-cash charges of $14.8 million for the change in the fair value of the warrant liability, stock-based compensation expense, and impairment and depreciation of fixed assets. Net cash used in operating activities was also impacted by $0.9 million in changes in operating assets and liabilities, primarily driven by an increase of $0.7 million in accounts payable, $0.4 million in deferred rent, $0.3 million in accrued expenses, which were offset by an increase of $2.2 million in prepaids and other long term assets.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $1.3 million, which was attributable to the use of $1.3 million for purchases of fixed assets.

Net cash used in investing activities for the year ended December 31, 2021 was $1.8 million, which was attributable to the use of $1.8 million for purchases of fixed assets.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $20.0 million, primarily consisting of $19.9 million of net proceeds from a term loan with SVB.

Net cash provided by financing activities for the year ended December 31, 2021 was $71.8 million, consisting of $71.3 million in net proceeds from our IPO and $465,000 in proceeds received from warrant and option exercises.

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

Specifically, our costs and expenses will increase as we:

•
advance the clinical development of CAN-2409 and CAN-3110;
•
pursue the preclinical and clinical development of other product candidates using our HSV-based platform;
•
develop our manufacturing capabilities, including establishing a relationship with a contract manufacturer for commercial manufacturing of our product candidate CAN-2409 and the construction of our laboratory and clinical manufacturing facility for our product candidate CAN-3110; and

•
expand our operational, financial, and management systems and increase personnel, including personnel to support our operations as a public company.
•
We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.
•
Because of the numerous risks and uncertainties associated with the research, development, and commercialization of therapeutics, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:
•
the progress, costs, and results of our clinical development and clinical trials for CAN-2409 and CAN-3110;
•
the progress, costs, and results of our additional research and preclinical development programs;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
our ability to establish and maintain collaborations on favorable terms, if at all;
•
the outcome, timing and cost of meeting regulatory requirements established by the FDA and comparable foreign regulatory authorities, if applicable, for our product candidates;
•
the costs and timing of internal process development for our manufacturing capabilities;
•
the scope, progress, results, and costs of any product candidates that we may derive from our HSV-based platform or with collaborators;
•
the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; hire additional personnel in research, manufacturing, and regulatory and clinical development, as well as management personnel;
•
the extent to which we in-license or acquire rights to other products, product candidates, or technologies;
•
additions or departures of key scientific or management personnel;
•
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution for any of our product candidates for which we obtain marketing approval;
•
the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and
•
the costs of operating as a public company.

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our cash needs through a combination of public or private equity or debt financings and other sources, which may include collaborations strategic alliances and licensing arrangements with third parties. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect your rights as a common stockholder. Debt financing and equity financing, if available, may involve agreements that include restrictive covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business, in addition to those restrictive covenants contained in the Loan Agreement. If we raise additional funds through other sources, such as collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, product development, and research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

Our primary contractual obligations are our facility lease, the Loan Agreement with SVB, and the Periphagen Note. The table below summarizes the contractual obligations that will become due as of December 31, 2022:

	PAYMENTS DUE BY PERIOD
	(in thousands)
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS
Operating lease obligation (1)	$2,209	$583	$1,211	$415
Loan Agreement with SVB (2)	24,350	$2,024	$22,326	—
Periphagen Note (3)	1,000	—	—	1,000
Total	$27,559	$2,607	$23,537	$1,415
(1)
Represents future minimum lease payments under our operating leases for office and laboratory space at our Needham, Massachusetts facility. Our facility lease extends to August of 2026.
(2)
Represents future principal and interest payments on our Loan Agreement with SVB, which matures on January 1, 2026.
(3)
Represents a $1.0 million promissory note under the terms of our asset purchase agreements with Periphagen, Inc. The promissory note is due upon maturity in November 2027.

See our financial statements included elsewhere in this Annual Report on Form 10-K for additional information on these agreements.

We also enter into contracts in the normal course of business with hospitals, clinics, universities, and other third parties for clinical trials. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancelation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancelation. These payments are not included in the table above as the amount and timing of such payments are not known.

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

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. Most of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to the following:

•
clinical trial sites where patients are being treated with our product candidates;
•
consultants providing services related to process development, regulatory and other services; and
•
CMOs who are manufacturing commercial-scale quantities of our product candidates

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

Determination of Fair Value of Common Stock

Prior to the IPO in July 2021, there had been no public market for our common stock and as such, the estimated fair value of our common stock had been determined by our board of directors as of the date of each option grant, with input from management, taking into consideration our most recently available third-party valuations of common stock at the time of the grants, as well as our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. Third-party valuations, or valuation reports, were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

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

•
the prices at which we sold shares of convertible preferred stock and the superior rights and preferences of the convertible preferred stock relative to our common stock at the time of each grant;
•
the progress of our research and development programs, including the status and results of preclinical studies and clinical trials for our product candidates;
•
our stage of development and commercialization and our business strategy;
•
external market conditions affecting the biotechnology industry and trends within that industry;
•
our financial position, including cash on hand, and our historical and forecasted performance and operating results;
•
the lack of an active public market for our common stock and our convertible preferred stock;

•
the likelihood of achieving a liquidity event, such as an initial public offering or sale of our company considering prevailing market conditions; and
•
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

Emerging Growth Company Status

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the JOBS Act) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” or an EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the Securities Act) for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early.

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

Inflation

Inflation has increased during the periods covered by this Annual Report, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our product components, interest rates and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the future, especially if inflation rates continue to rise.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended). We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•
pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of a company’s assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Remediation of Previously Reported Material Weaknesses

The material weaknesses related to our finance and accounting staff and segregation of duties that were previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and 2020 and are described in "Risk factors" section of the Annual Report on Form 10-K were remediated during our fiscal year ended December 31, 2022, and we determined that we maintained effective internal controls over our financial reporting as of December 31, 2022.

Management took significant steps to remediate the control deficiencies that led to the material weaknesses and has been actively engaged in remediating the previously identified material weaknesses. The following remedial actions have been taken during the year ended December 31, 2022:

1.
In September 2022, we hired a new Chief Financial Officer with prior experience serving as a chief financial and accounting officer of several public companies who also served ten years in a major public accounting firm. We hired a Controller in November 2021 with experience working at a public company and as a manager at a major public accounting firm. Each of the above personnel have technical accounting expertise and experience with the internal control, compliance and financial reporting requirements of companies subject to PCAOB standards.
2.
We strengthened supervisory reviews by our financial management.
3.
We expanded our accounting and finance team to add additional qualified accounting and finance resources, including augmenting our finance team with third-party consultants that possess the required expertise to assist management with their review, as necessary.
4.
We implemented Oracle NetSuite as our Enterprise Resource Planning (ERP) solution in the third quarter of 2022, which among other features, has automated segregation of duties functionality relating to the ability to create and post journal entries to our general ledger.
5.
We implemented a Software-as-a-Service (SAAS) solution to assist with the review and approval of account reconciliations and other financial close workflows.
6.
We enhanced business process narratives and identification of key controls in our SOX framework.
7.
We performed internal interim and year-end SOX assessments that did not result in the identification of any material weaknesses related to the design or operating effectiveness of identified key controls.

We believe the above actions were effective and concluded that the material weaknesses described above were remediated as of December 31, 2022.

The process of implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. .

Changes in Internal Control Over Financial Reporting

Except for the remedial actions described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is KPMG LLP, Boston, Massachusetts, PCAOB Auditor ID 185

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

3.2	Amended and Restated Bylaws of Candel Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2021)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 29, 2022)
4.3	Investors’ Rights Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on June 25, 2021)
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
10.7

Exclusive License Agreement by and between Advantagene, Inc. and Ventagen, LLC dated March 1, 2014 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.8

Exclusive License Agreement by and between Advantagene, Inc., d/b/a Candel Therapeutics and Periphagen, Inc. dated December 9, 2019 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.9

Exclusive Patent License Agreement by and between Advantagene, Inc. and Mass General Brigham (formerly known as The Brigham and Women’s Hospital, Inc.) dated September 15, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.10

Lease of Premises at 117 Kendrick Street, Needham, Massachusetts by and between 117 Kendrick DE, LLC and the Registrant dated as of February 4, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.11

Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated February 24, 2022 (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 29, 2022)

10.12#

Employment Agreement by and between Candel Therapeutics and Francesca Barone dated February 3, 2022 (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 29, 2022)

10.13#

Consulting Agreement by and between Candel Therapeutics, Inc. and Susan Stewart dated October 19, 2021 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 29, 2022)

10.14#

Employment Agreement by and between Candel Therapeutics and Seshu Tyagarajan dated April 14, 2022 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2022)

10.15#

Employment Agreement by and between Candel Therapeutics and Jason A. Amello dated September 21, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022)

10.16*	Master Production Services Agreement by and between Candel Therapeutics and SAFC Carlsbad, Inc., effective November 3, 2022
21.1	List of Subsidiary (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 29, 2022)
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Candel Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Candel Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2022 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) and Accounting Standards Update No. 2018-11, Leases (Topic 842): Targeted Improvements.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2019

Boston, Massachusetts

March 30, 2023

Candel Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	DECEMBER 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$70,058	$82,642
Prepaid expenses and other current assets	1,887	2,303
Total current assets	71,945	84,945
Fixed assets, net	4,424	3,836
Lease right of use assets	1,056	—
Restricted cash	266	424
Total assets	$77,691	$89,205
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$380	$1,590
Accrued expenses	4,723	3,438
Current portion of lease liability	464	—
Other current liabilities	48	334
Total current liabilities	5,615	5,362
Deferred revenue	144	—
Deferred rent	—	894
Term loan payable to a bank	20,202	—
Other long-term debt	648	560
Lease liability, net of current portion	1,486	—
Warrant liability	1,882	18,252
Total liabilities	29,977	25,068
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at December 31, 2022 and 2021; no shares issued or outstanding at December 31, 2022 and 2021, respectively.	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at December 31, 2022 and 2021; 29,042,418 and 28,689,842 shares issued at December 31, 2022 and 2021, respectively; and 28,919,810 and 28,689,842 shares outstanding at December 31, 2022 and 2021, respectively.	290	286
Treasury stock (at cost)	(448)	—
Additional paid-in capital	146,961	144,146
Accumulated deficit	(99,089)	(80,295)
Total stockholders’ equity	47,714	64,137
Total liabilities and stockholders’ equity	$77,691	$89,205

The accompanying notes are an integral part of these consolidated financial statements.

Candel Therapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	YEAR ENDED DECEMBER 31,
	2022	2021
Research and development service revenue, related party	$125	$125
Operating expenses:
Research and development	20,787	15,178
General and administrative	14,060	10,673
Total operating expenses	34,847	25,851
Loss from operations	(34,722)	(25,726)
Other income (expense):
Grant income	48	1,076
Interest and dividend income (expense), net	(490)	(53)
Change in fair value of warrant liability	16,370	(11,421)
Total other income (expense), net	15,928	(10,398)
Net loss	$(18,794)	$(36,124)
Net loss per share, basic and diluted	$(0.65)	$(1.91)
Weighted-average common shares outstanding, basic and diluted	28,823,480	18,873,048

The accompanying notes are an integral part of these consolidated financial statements.

Candel Thrapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share amounts)

	SERIES B CONVERTIBLE PREFERRED STOCK		SERIES C CONVERTIBLE PREFERRED STOCK		COMMON STOCK		TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY (DEFICIT)
Balance as of December 31, 2020	11,155,506	$26,560	6,032,170	$22,500	11,635,094	$116	—	$—	$20,493	$(44,171)	$(23,562)
Options exercised	—	—	—	—	24,410	—	—	—	35	—	35
Warrants exercised	—	—	—	—	75,946	1	—	—	429	—	430
Stock-based compensation	—	—	—	—	—	—	—	—	2,588	—	2,588
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	—	—	—	—	375	—	375
Conversion of Series B Preferred Stock to Common Stock	(11,155,506)	(26,560)	—	—	4,538,578	45	—	—	26,515	—	26,560
Conversion of Series C Preferred Stock to Common Stock	—	—	(6,032,170)	(22,500)	2,527,820	25	—	—	22,475	—	22,500
Proceeds from IPO, net	—	—	—	—	9,887,994	99	—	—	71,236	—	71,335
Net loss	—	—	—	—	—	—	—	—	—	(36,124)	(36,124)
Balance as of December 31, 2021	—	$—	—	$—	28,689,842	$286	—	$—	$144,146	$(80,295)	$64,137
Options exercised	—	—	—	—	352,576	4	—	—	508	—	512
Treasury stock acquired	—	—	—	—	—	—	(122,608)	(448)	—	—	(448)
Stock-based compensation	—	—	—	—	—	—	—	—	3,145	—	3,145
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	—	—	—	—	(838)	—	(838)
Net loss	—	—	—	—	—	—	—	—	—	(18,794)	(18,794)
Balance as of December 31, 2022	—	$—	—	$—	29,042,418	$290	(122,608)	$(448)	$146,961	$(99,089)	$47,714

The accompanying notes are an integral part of these consolidated financial statements.

Candel Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

	YEAR ENDED DECEMBER 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(18,794)	$(36,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	778	232
Impairment on manufacturing equipment	—	553
Non-cash stock compensation expense	2,307	2,963
Non-cash lease expense	209	—
Non-cash interest expense	89	76
Change in fair value of warrant liability	(16,370)	11,421
Accretion of debt discount	291	—
Paycheck protection program loan forgiveness	—	(463)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	416	(2,210)
Other long term assets	—	83
Accounts payable	(1,213)	669
Accrued expenses	1,265	297
Deferred revenue	67	(125)
Deferred rent	—	410
Lease liability	(464)	—
Net cash used in operating activities	(31,419)	(22,218)
Cash Flows from Investing Activities:
Purchase of fixed assets	(1,297)	(1,835)
Net cash used in investing activities	(1,297)	(1,835)
Cash Flows from Financing Activities:
Net proceeds from initial public offering	—	71,335
Net proceeds from bank term loan	19,910	—
Proceeds from option exercises	64	35
Proceeds from warrant exercises	—	430
Net cash provided by financing activities	19,974	71,800
Net increase (decrease) in cash	(12,742)	47,747
Cash, cash equivalents and restricted cash at beginning of period	83,066	35,319
Cash, cash equivalents and restricted cash at end of period	$70,324	$83,066
Supplemental cash flow information:
Cash paid for taxes	$183	$29
Cash paid for interest	$1,152	$—
Supplemental disclosures of non-cash information:
Lease liability arising from obtaining right-of-use assets	$2,368	$—
Capital expenditures in accounts payable and accrued expenses	$69	$—
Common stock exchange for option exercise	$448	$—

The accompanying notes are an integral part of these consolidated financial statements.

Candel Therapeutics, Inc.

Notes to consolidated financial statements

1. Organization and Basis of Presentation

Candel Therapeutics, Inc., formerly known as Advantagene, Inc. (the Company) is a late clinical stage biotechnology company that was incorporated in Delaware in June 2003. On November 30, 2020, the Company changed its name to Candel Therapeutics, Inc. The Company is focused on developing and commercializing viral immunotherapies to help patients fight cancer. The Company’s engineered viruses are designed to induce immunogenic cell death through direct viral – mediated cytotoxicity in cancer cells, thus releasing tumor neo-antigens and creating a pro-inflammatory microenvironment at the site of injection. The Company has established two clinical stage viral immunotherapy platforms and its two product candidates, CAN-2409 and CAN-3110, are in clinical trials for a number of tumor types. In addition, the Company recently announced a collaboration with the University of Pennsylvania (Penn) to study the impact of novel viral immunotherapies based on Candel's propriety enLIGHTEN™ Discovery Platform to strengthen the effects of Penn's investigational CAR-T cell therapies in solid tumor models.

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

The Company has funded its operations primarily with proceeds from the sale of its convertible notes and capital stock and from debt borrowings. The Company has incurred recurring losses since its inception, including a net loss of $18.8 million and $36.1 million for the years ended December 31, 2022, and 2021, respectively. In addition, as of December 31, 2022, the Company had an accumulated deficit of $99.1 million. The Company expects to continue to generate operating losses for the foreseeable future.

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

On August 5, 2022, the Company filed a shelf registration statement on Form S-3 (the Shelf) with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the ATM Program). The Shelf was declared effective by the SEC on August 12, 2022. As of the date hereof, no sales have been made pursuant to the ATM Program.

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

Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company continues as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (FASB). The FASB sets generally accepted accounting principles (GAAP) that the Company follows to ensure its financial condition, results of operations, and cash flows are consistently reported. References to GAAP issued by the FASB in these notes to the financial statements are to the FASB Accounting Standards Codification (ASC).

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

Restricted Cash

The Company has $0.3 million and $0.4 million of restricted cash as of December 31, 2022 and 2021, respectively, which represents cash held as a security deposit under the terms of the Company’s Needham, Massachusetts facility lease and at December 31, 2021, as security for the Company credit card.

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

•
Level 1—Quoted prices in active markets for identical assets or liabilities.
•
Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•
Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values of cash and cash equivalents (considered as Level 1 measurement), accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The Company’s warrant liability is carried at fair value and is classified as Level 3 measurement.

Property and Equipment

Property and equipment consist of laboratory and manufacturing equipment, networking and computer equipment, furniture and fixtures and leasehold improvements. Property and equipment are recorded at cost, and depreciated using the straight-line method over the estimated useful lives of the respective assets:

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

In the fourth quarter of 2021, the Company recorded an impairment charge of approximately $0.6 million related to manufacturing equipment that the Company does not plan to use for its intended use and recorded a reserve to reduce the carrying value to its estimated realizable value. The Company has not recorded any additional impairment losses on such long-lived assets.

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

Government Grants

The Company has applied for grants for the reimbursement of expenditures with the National Institutes of Health (NIH) and the Massachusetts Life Sciences Center for certain qualified operating expenditures, including employee-related costs. The Company recognizes government grants when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received.

Government grants for research and development efforts are recorded as grant income and classified in other income in the consolidated statements of operations. The Company recognized government grants of $48,000 and $1.1 million for the years ended December 31, 2022 and 2021, respectively. Grant income is recognized as a component of other income/(expense), net in the consolidated statements of operations. The Company's grant with the NIH was completed at the end of 2021. The Company's grant with the Massachusetts Life Sciences Center began in 2022.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC Topic 740, Income Taxes (ASC 740) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At December 31, 2022 and 2021, the Company has concluded that a full valuation allowance is necessary for its deferred tax assets (see Note 12).

The Company accounts for uncertainty in income taxes, by applying the two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax is then assessed as the amount of benefits to be recognized in the consolidated financial statements. The amount of benefits that may be used are the largest amounts that have a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves or unrecognized tax benefits that are considered appropriate as well as the related net interest received.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. In periods where the Company reports a net loss attributable to common stockholders, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2022 and 2021 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), as amended by various subsequently issued ASUs. The standard requires lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. Lessees are required to classify leases as either finance or operating leases. If the lease is effectively a financed purchase by the lessee, it is classified as a financing lease, otherwise it is classified as an operating lease. This classification will determine the pattern of recognition of lease cost on our consolidated statement of operations over the term of the lease.

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

In June 2020, the FASB also issued ASU 2020-05, Revenue from contracts with customers (Topic 606) and Leases (Topic 842): effective dates for certain entities, which deferred the effective date certain entities were required to adopt ASC 842. The update extended the effective date for adoption of ASC 842 until fiscal years beginning after December 15, 2021. As an emerging growth company we were not required to adopt ASC 842 until January 1, 2022. The Company adopted the standard on January 1, 2022 using the effective date method. As such, the consolidated balance sheets and statements of operations for prior periods will not be comparable in the year of adoption of ASC 842.

As a result of the adoption of ASC 842, the Company recorded a lease right of use asset of $1.3 million and a lease liability of $2.4 million on the consolidated balance sheets as of January 1, 2022 related to an operating lease. The Company derecognized deferred rent liabilities, which makes up the difference between the lease right of use asset and lease liability. The adoption of the standard did not have a material impact on the Company’s consolidated statement of operations or consolidated statement of cash flows.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). The guidance simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuers own stock and classified in stockholders' equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. As an emerging growth company, we are not required to adopt ASU 2020-06 until January 1, 2024, however early adoption is permitted. The Company elected to early adopt the standard on January 1, 2022 and upon adoption, there was no impact to our consolidated statement of operations and cash flows and our basic and diluted net loss per share amounts.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2022 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	1,882	1,882
Total	$—	$—	$1,882	$1,882

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2021 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	18,252	18,252
Total	$—	$—	$18,252	$18,252

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

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined by Level 3 inputs (in thousands):

SERIES B WARRANT LIABILITY
Balance at December 31, 2020	$6,831
Change in fair value	11,421
Balance at December 31, 2021	$18,252
Change in fair value	(16,370)
Balance at December 31, 2022	$1,882

4. Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	DECEMBER 31,
	2022	2021
Laboratory equipment	$1,055	$77
Manufacturing equipment	1,201	933
Furniture and fixtures	159	112
Networking and computer equipment	81	72
Leasehold improvements	3,057	2,994
Total fixed assets	$5,553	$4,188
Less accumulated depreciation	(1,129)	(352)
Fixed assets, net	$4,424	$3,836

Depreciation and amortization expense was $0.8 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	DECEMBER 31,
	2022	2021
Payroll and employee related expenses	$2,647	$2,096
Third-party research and development expenses	1,486	632
Professional fees and other	590	710
	$4,723	$3,438

6. Term Loan

On February 24, 2022, the Company entered into a four-year loan and security agreement (the Loan Agreement) with Silicon Valley Bank (SVB) pursuant to which SVB has agreed to provide term loans to the Company in an aggregate principal amount of up to $25.0 million. The Company borrowed $20.0 million upon entering into the Loan Agreement. The Company could have borrowed up to an additional aggregate principal amount not to exceed $5.0 million, at any time on or prior to December 31, 2022, upon the achievement of all of the following milestones, inclusively: (a) positive Phase 2 clinical activity data from the Company’s CAN-2409 NSCLC clinical trial, (b) dosing of its first patient in its Phase 3 CAN-2409 high-grade glioma clinical trial; and (c) receipt on or prior to December 31, 2022, of net cash proceeds in an amount equal to at least $75.0 million from the issuance and sale of equity securities to investors acceptable to SVB. The Company did not borrow any of the additional aggregate principal amount on or prior to December 31, 2022. The term loan is secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property, which is subject to a negative pledge under the Loan Agreement.

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

During the year ended December 31, 2022 , the Company recorded interest expense relating to the Loan Agreement of $1.6 million . The weighted average effective interest rate as of December 31, 2022 was 9.54%.

The Company incurred $89,000 of debt issuance costs and will incur a $0.9 million final payment fee, which were recorded as debt discount and are being amortized over the term of the Loan Agreement. The scheduled principal payments and net carrying amount of the term loan are as follows (in thousands):

YEAR ENDING DECEMBER 31,
2023	$—
2024	8,870
2025	10,232
2026	898
Total principal	20,000
Final payment fee	900
Less: debt discount	(989)
Accretion of debt discount	291
Net carrying amount	$20,202

The carrying amount of the Company's term loan approximates fair value.

7. Other Long-term Debt

Periphagen Note

On December 9, 2019, the Company entered into a series of asset purchase agreements with Periphagen, Inc., a biopharmaceutical company focused on the development of gene therapy vectors. Under the terms of the asset purchase agreements, the Company assumed a $1.0 million promissory note bearing a contractual interest rate of 2% compounded annually, with the outstanding balance and accrued interest due upon maturity in November 2027, with no interim installments due. The estimated market rate for the Company for an unsecured loan with a maturity in November 2027 was determined to be 15.83%. Although the Company does not have a public credit rating, management estimates a CCC credit rating based on the Company’s financial position and stage of development. Using the commensurate rate for a CCC rated company and based on the amount due at maturity, the present value of the future cash outflow was determined to be $0.4 million at the transaction date. As of December 31, 2022, the carrying value of the note is $0.6 million.

8. Lease

On February 4, 2019, the Company signed a lease agreement for its new corporate headquarters at 117 Kendrick Street in Needham, Massachusetts. The facility consists of a 15,197 square foot property which houses the corporate, clinical, laboratory and manufacturing operations for the Company. The lease term ends on August 31, 2026. Prior to occupying the new space, the Company had construction performed to modify the space to meet its needs. The Company received $0.8 million as a reimbursement by our landlord for a tenant improvement. The $0.8 million lease incentive was recorded as reduction to the lease right of use asset recorded to the Company's consolidated balance sheet upon adoption of ASC 842 on January 1, 2022.

Disclosures under ASC 842

For the year ended December 31, 2022, the Company has recorded $0.4 million of operating lease cost and $0.1 million of variable lease cost. The total lease expense for the year ended December 31, 2022 was $0.5 million.

Cash paid for amounts included in the lease liability for the year ended December 31, 2022 was $0.6 million.

Other Information	DECEMBER 31, 2022
Operating cash flows used for operating leases (in thousands)	$567
Weighted-average remaining lease term (years)	3.7
Weighted-average incremental borrowing rate	7.02%

The future lease payments under non-cancelable leases at December 31, 2022, are as follows (in thousands):

2023	$583
2024	598
2025	613
2026	415
Total future lease payments	2,209
Less: imputed interest	(259)
Total lease liability	$1,950

Disclosures under ASC 842

For the year ended December 31, 2021, the Company recorded rent expense of $0.5 million.

The following table summarizes the future minimum lease payments due under the Company's facility lease as of December 31, 2021, presented in accordance with ASC 840, the relevant accounting standard at that time (in thousands):

2022	$567
2023	583
2024	598
2025	613
Thereafter	415
Total minimum lease payments	$2,776

9. Common Stock and Preferred Stock

Preferred Stock

The Company has authorized 10,000,000 shares of $0.01 par value preferred stock at December 31, 2022 and 2021.

Common Stock

The Company has authorized 150,000,000 shares of $0.01 par value common stock at December 31, 2022 and 2021 of which 29,042,418 and 28,689,842 were issued as of December 31, 2022 and 2021, respectively. The Company had 28,919,810 and 28,689,842 outstanding shares as of December 31, 2022 and 2021, respectively. Common shares are voting and dividends may be paid when, as and if declared by the board of directors.

Common Stock Reserved

The Company has reserved the following shares of common stock for future issuance as of:

	DECEMBER 31,
	2022	2021
Stock options outstanding	5,645,420	4,783,333
Unvested restricted stock	612,366	—
Shares available for future grant under stock option plan	1,311,915	1,878,997
Warrants	7,507,708	7,507,708
	15,077,409	14,170,038

Reverse Stock Split

In connection with the Company's IPO, on July 14, 2021, the Company’s board of directors and stockholders approved a one-for-2.4579 reverse stock split of the Company’s issued and outstanding common stock and a proportional adjustment to the existing conversion ratios for the outstanding shares of convertible preferred stock which became effective on July 15, 2021. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split.

Initial Public Offering

The Company completed its IPO on July 29, 2021 and issued 9,000,000 shares of its common stock at a price to the public of $8.00 per share. On August 13, 2021, the Company issued an additional 887,994 shares of its common stock at $8.00 per share pursuant to a partial exercise of the underwriters' purchase option. Total net proceeds to the Company from the issuance of the 9,877,994 shares of common stock were $71.3 million, after deducting underwriting discounts and commissions and offering expenses. Upon closing of the IPO, all outstanding shares of the Company’s Preferred Stock automatically converted into 7,066,398 shares of common stock.

Shelf Registration and At-the-Market Offerings

On August 5, 2022, the Company filed a shelf registration statement on Form S-3 (the Shelf) with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the ATM Program). The Shelf was declared effective by the SEC on August 12, 2022. As of the date hereof, no sales have been made pursuant to the ATM Program.

10. Warrants

The Company has the following warrants outstanding for the purchase of common stock as of December 31, 2022 and 2021:

WARRANTS	SHARES OF COMMON STOCK SUBJECT TO WARRANTS	EXERCISE PRICE PER SHARE	EXPIRATION DATES
Series B Warrants	3,672,484	$6.81	November 2025
Conditional Series B Warrants	3,672,484	$6.81	November 2025
NC Ohio Trust	162,740	$1.46	March 2029

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

In addition, the Company issued to the same stockholder additional five-year warrants for the purchase of 3,672,484 shares of common stock for $6.81 per share (the Conditional Series B Warrants), which become exercisable in the event that the Company completes a future financing that meets certain financial milestones or achieves certain share prices as follows:

•
918,121 shares vest upon (1) a financing event effected through the sale of our equity securities to third parties resulting in at least $20,000,000 in gross proceeds with a per share price of $12.47, or (2) an average market price (determined over a consecutive 10-day period) of $12.47 per share;
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

The Company recorded the Series B Warrants as a component of stockholder’s equity at the time of issuance at their estimated fair value of $2.1 million and recorded the Conditional Series B Warrants as a liability on the consolidated balance sheet as the number of shares used to calculate the settlement is not a fixed number of shares. The Conditional Series B Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the consolidated statements of operations. The Company will continue to recognize changes in the fair value of the Conditional Series B Warrants until each Conditional Series B Warrant is exercised, expires or qualifies for equity classification. The warrant liability fair value was $1.9 million and $18.3 million as of December 31, 2022 and 2021, respectively.

NC Ohio Trust Warrants

On March 20, 2019, the Company established the NC Incorporated Ohio Trust, an irrevocable trust funded by the Company. The beneficiary in the trust agreement has provided past services to the Company for more than 15 years and is a non-employee. The warrant provides the beneficiary the right to purchase 162,740 shares of the Company’s common stock, $0.01 par value at an exercise price of $1.46 per share, subject to adjustments as specified in the warrant agreement. The Company recognizes the warrants as compensation expense within the consolidated statement of operations when the warrants are granted or at the service inception date if the service inception date precedes the grant date. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value previously used at the service inception date or subsequent reporting dates. As of December 31, 2022 and 2021, a grant date was not established as there was not a mutual understanding of key terms. The Company remeasures the fair value of the award at each reporting date, as the service date preceded the grant date. The value of the warrants for 162,740 shares of common stock was $0.2 million and $1.1 million as of December 31, 2022 and 2021, respectively, and changes in the fair values were recorded as stock compensation expense within research and development expense and a credit to stockholders’ equity in the consolidated financial statements.

11. Stock Options, Restricted Stock and Stock-Based Compensation

Equity Incentive Plans

The Company’s 2015 Stock Plan, as amended, (the 2015 Plan) provides for the Company to sell or issue common shares or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. The 2015 Plan is administered by the board of directors and exercise prices, vesting and other restrictions are determined at its discretion. All stock option grants are non-statutory stock options except option grants to employees intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant, as determined in good faith by the board of directors at its sole discretion. Nonqualified stock options may be granted at an exercise price established by the board of directors at its sole discretion and the vesting periods may vary. Vesting periods are generally four years and are determined by the board of directors. Stock options become exercisable as they vest. Options granted under the 2015 Plan expire no more than ten years from the date of grant. As of December 31, 2022, there are no shares available for grants under the 2015 Plan and the 2015 Plan continues to govern the terms and conditions of the outstanding awards under the 2015 Plan.

On July 14, 2021, the Company’s 2021 Equity Incentive Plan (the 2021 Plan) was approved by the Company’s stockholders, and became effective upon completion of the IPO and serves as the successor to the 2015 Plan. 3,201,594 shares of common stock are reserved under the 2021 Plan, of which 1,311,915 shares remain available for future grants as of December 31, 2022.

Stock Options

Stock option activity is summarized as follows:

	NUMBER OF STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of December 31, 2021	4,783,333	$2.34
Granted	1,873,340	3.92
Exercised	(352,576)	1.47
Cancelled or forfeited	(658,677)	3.48
Outstanding as of December 31, 2022	5,645,420	$2.77	7.73	$881
Exercisable as of December 31, 2022	2,876,293	$2.30	6.86	$606
Unvested as of December 31, 2022	2,769,127	$3.27	8.63	$275

The 2015 Plan permits participants to use common stock they previously acquired to pay for the exercise of stock options based upon the fair value on the date of exercise. In connection with the exercise of a stock options to purchase 306,518 shares of our common stock at an exercise price of $1.46, option holders tendered 122,608 shares of our common stock previously acquired in consideration of the full aggregate exercise price in accordance with the terms of the option and the 2015 Plan. The shares tendered are recorded as treasury stock within the Company's consolidated financial statements at December 31, 2022.

The fair value of stock options granted was estimated on the grant date using the Black-Scholes option pricing model based on the following weighted-average assumptions:

YEAR ENDED DECEMBER 31,
	2022	2021
Expected option life (years)	5.33 - 6.08	5.00 - 10.00
Risk-free interest rate	1.69% - 4.23%	0.89% - 1.35%
Expected volatility	85.09% - 87.67%	83.80% - 89.02%
Expected dividend yield	0%	0%
Exercise price	$1.75 - $5.19	$4.97 - $11.23
Fair value of common stock	$1.75 - $5.19	$4.97 - $11.23

The total intrinsic value of stock options vested during the years ended December 31, 2022 and 2021 was zero and $6.6 million, respectively.

Restricted Stock

Under the terms of the restricted stock unit agreements covering the common stock, shares of common stock related to restricted stock units are subject to time-based and performance-based vesting. The restricted stock units will immediately be forfeited to the Company if the relationship between the recipient and the Company ceases.

Restricted stock activity is summarized as follows:

	NUMBER OF SHARES OPTIONS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Unvested at December 31, 2021	—	$—
Granted	612,366	$1.71
Vested	—	$—
Forfeited	—	$—
Unvested at December 31, 2022	612,366	$1.71

The aggregate fair value of restricted stock units that vested during each of the years ended December 31, 2022 and 2021 was zero.

Stock-Based Compensation

Stock-based compensation expense for the years ended December 31, 2022 and 2021 was classified in the consolidated statements of operations as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021
Research and development	$774	$1,226
General and administrative	1,533	1,737
Total stock based compensation expense	$2,307	$2,963

As of December 31, 2022 and 2021, total unrecognized compensation cost related to the unvested stock-based awards was $7.6 million and $6.3 million, respectively. As of December 31, 2022 and 2021, these amounts are expected to be recognized over a weighted average period of 2.42 and 2.26 years, respectively.

12. Income Taxes

Due to the Company's net losses for 2022 and 2021, as well as the full valuation allowance on its net deferred tax assets as discussed below, the Company did not record any income tax expense or benefit for the years ended December 31, 2022 and 2021.

A reconciliation of income tax expense at the federal statutory income tax rate to the income tax expense at the Company’s effective income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2022	2021
Income at US statutory rate	21.00%	21.00%
Permanent adjustments	(2.84)%	(0.59)%
Mark to market	18.29%	(6.64)%
State taxes, net of federal benefit	12.78%	4.01%
Valuation allowance	(56.79)%	(19.86)%
Tax credits	7.56%	2.08%
	—	—

Net deferred tax assets as of December 31, 2022 and 2021 consist of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021
Deferred tax assets:
Net operating losses	$17,748	$13,892
Intangibles	572	654
Accrued expenses and other	601	243
Deferred revenue	—	34
Lease liability	524	—
Stock Compensation	863	820
Capitalized R&D expenditures	4,931	—
Credits	4,755	2,850
Total deferred tax assets	29,994	18,493
Valuation allowance	(29,166)	(18,493)
Deferred tax assets	828	—
Deferred tax liabilities:
Right of use asset	(284)	—
Other	(544)	—
Total deferred tax liabilities	(828)	—
Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2022, the Company has gross federal and state net operating loss carryforwards of approximately $65.9 million and $61.9 million which begin to expire in 2027 and 2032, respectively. Additionally, the Company has $57.1 million of the federal net operating loss carryforwards that can be carried forward indefinitely.

As of December 31, 2022, the Company has gross federal and state tax credit carryforwards of approximately $3.4 million and $1.8 million, respectively, which begin to expire in 2036 and 2028, respectively.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and certain tax credits. Management has considered the Company’s history of cumulative net losses incurred since inception, as well as its lack of product revenue since inception, and has determined that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at December 31, 2022 and 2021.

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

A summary of changes in the valuation allowance for deferred tax assets during the year ended December 31, 2022 and 2021 were as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021
Valuation allowance	$18,493	$11,318
Increases recorded to income tax provision	10,673	7,175
Decreases recorded to income tax provision	—	—
Valuation allowance	$29,166	$18,493

The Company files income tax returns in the United States and various state and local jurisdictions. The federal and state tax returns are generally subject to examination for the years ended December 31, 2014 through December 31, 2022. There are currently no pending tax examinations. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination.

13. Exclusive Licensing Agreement with a Related Party

In March 2014, the Company entered into an exclusive licensing agreement with Ventagen, LLC (Ventagen) which provides Ventagen the right to develop products for commercial sale and distribution within Mexico, Belize, Guatemala, Honduras, El Salvador, Costa Rica, Nicaragua, Panama, Colombia, and Bolivia (the Territory). Ventagen paid the Company $1.0 million upon the signing of the agreement and agreed to a fixed future payment to the Company of $2.5 million. The future payment will be made upon the achievement of $5.0 million of sales of an approved product by Ventagen and is subject to reduction if Ventagen’s costs to develop an approved product exceeds $4.0 million. In addition to the upfront payment and the future payment, Ventagen agreed to purchase from the Company all manufactured product that is required for clinical or commercial purposes at a price of cost plus 25% of the wholesale price of the approved product subject to a minimum or maximum price. In the event the Company is unable or unwilling to manufacture supply under the terms of the agreement, Ventagen has the right to manufacture its own supply and will be required to pay a fixed fee per dose sold. The Company also agreed to provide certain services to Ventagen related to Ventagen’s development plan. Stockholders of the Company own 49.5% of the voting stock of Ventagen, including 47% by the Company’s founders who are currently significant stockholders of the Company, and trusts for the benefit of their children.

The Company is recognizing the $1.0 million upfront license fee as research and development service revenue, related party, as the Company’s license agreement with Ventagen is within the scope of ASC 606. The license agreement met the contract existence criteria and contained distinct, identifiable performance obligations for which the stand-alone selling prices were readily determinable and allocable. The terms of the agreement contained multiple, distinct performance obligations, including transfer of a license for the Territory, research and development oversight for the trials run by Ventagen, and clinical data sharing.

The Company estimated the transaction prices, including any variable consideration, at contract inception and determined the fair value of such obligations. The performance obligation associated with the license transfer was satisfied at a point in time, or at contract inception; however, the Company assigned no value to the license transfer. The remaining $1.0 million transaction price was allocated between the research and development oversight and clinical data sharing. The Company is recognizing revenue for these obligations over an 8-year period, beginning in 2015, by measuring the progress towards satisfaction of the performance obligations. As clinical oversight and clinical data sharing occurs over the 8—year clinical trial period, the revenue is recognized over the same period in which the cost for these services is incurred.

The Company defers recognition of the portion of the $1.0 million non-refundable upfront license fee for the portion of the performance obligations that are not satisfied. The Company recognized revenue of $0.1 million in the years ended December 31, 2022 and 2021. The license agreement includes a $2.5 million potential future milestone payment due to the Company upon successful completion of certain separate, distinct events. At this time, the Company cannot estimate when the milestone-related performance obligations are expected to be achieved and will recognize revenue once satisfaction is probable. There was no additional variable consideration, significant financing components, non-cash consideration, or consideration payable to the customer in this agreement.

14. Technology License Agreement

On January 20, 2018 the Company entered into an exclusive option agreement (Option Agreement) with MGB. Pursuant to the Option Agreement, the Company has obtained the exclusive right from MGB to negotiate an exclusive license to make, develop and commercialize rQNestin, a genetically modified oncolytic herpes simplex virus for the treatment of certain types of cancers. Pursuant to the Option Agreement, the Company will support a clinical trial to be conducted at MGB pursuant to the terms of a clinical trial agreement to be negotiated and the Company has committed to remitting $0.8 million in support of such clinical trial over the course of approximately three years. Upon execution of the Option Agreement, the Company remitted a non-refundable fee of $40,000 to MGB to be applied toward the Company’s on-going obligations to reimburse patent expenses. In the years ended December 31, 2022 and 2021, respectively, the Company expensed zero and $28,000, respectively, for startup and patient fees for clinical trials performed by MGB.

On September 15, 2020, the Company exercised the Option Agreement with MGB and entered into an exclusive worldwide patent license agreement with MGB (the MGB License). In connection with the MGB License, the Company paid a fee of $0.1 million and agreed to reimburse patent costs incurred by MGB, including $0.1 million paid at the time of entering into the MGB License. Prior to the first commercial sale, the Company is required to pay MGB an annual license fee of $50,000 beginning following the fourth anniversary of the effective date. The MGB License contains cumulative milestone payments equaling a maximum amount of $39.0 million upon the achievement of various clinical, commercial and sales milestones of both primary and secondary products. Following the first commercial sale, the Company is required to pay royalties to MGB, which are paid at an increasing rate as net sales increase, ranging from low single digits to high single digits. In addition, after the first commercial sale, the Company is required to pay MGB a pre-determined fixed annual minimum royalty, which amount may be credited against earned royalties starting in the fourth year following the first commercial sale. The Company also agreed to pay a single digit royalty rate on net sales of any derived products.

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

As of December 31, 2022, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. On December 15, 2022, Periphagen notified us by letter of its claim that we have failed to use commercially reasonable efforts to complete a human proof of concept clinical trial of an NT-3 Asset under an Exclusive License Agreement dated December 9, 2019 between us and Periphagen (the “Periphagen License Agreement”). We have denied Periphagen’s claims. On January 13, 2023, we filed a demand for arbitration against Periphagen with the American Arbitration Association, seeking a declaration that Periphagen’s December 15 letter failed to comply with the dispute and escalation provisions in the Periphagen License Agreement. After filing the demand, the parties began engaging in the dispute and escalation process under the Periphagen License Agreement. On March 10, 2023, Periphagen filed its answer and counterclaims to our demand for arbitration. In its counterclaims, Periphagen seeks a declaration that we have not used commercially reasonable efforts to complete a human proof of concept clinical trial of the NT-3 Asset and a declaration that any further extension of time would not be scientifically or commercially reasonable. Periphagen also seeks a declaration that Candel must use commercially reasonable efforts to develop the NT-3 Asset during any remaining time under the agreement. We have denied Periphagen’s counterclaims.

In the event the parties are unable to resolve the dispute as part of the escalation process, an arbitrator will decide whether we have used commercially reasonable efforts. In the event that the arbitrator determines that we have not used commercially reasonable efforts, then we may submit a specified payment in lieu of satisfying such obligations.

Aside from the proceeding with Periphagen, we are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

16. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	YEAR ENDED DECEMBER 31,
	2022	2021
Numerator:
Net loss	$(18,794)	$(36,124)
Denominator:
Weighted-average shares of common stock outstanding-basic and diluted	28,823,480	18,873,048
Net loss per share -basic and diluted	$(0.65)	$(1.91)

The Company’s potentially dilutive securities have been excluded from the computation of dilutive net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential shares of common stock from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.

	YEAR ENDED DECEMBER 31,
	2022	2021
Outstanding warrants for common stock	7,507,708	7,507,708
Outstanding stock options (as converted to common stock)	5,645,420	4,783,333
Unvested restricted stock	612,366	—
	13,765,494	12,291,041

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Candel Therapeutics, Inc.

Date: March 30, 2023	By:	/s/ Paul Peter Tak
Paul Peter Tak, M.D., Ph.D., FMedSci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul Peter Tak	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2023
Paul Peter Tak, M.D., Ph.D. FMedSci

/s/ Jason A. Amello	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2023
Jason A. Amello

/s/ Paul B Manning	Chairman	March 30, 2023
Paul B Manning

/s/ Edward J. Benz Jr.	Director	March 30, 2023
Edward J. Benz, Jr, M.D.

/s/ Chris Martell	Director	March 30, 2023
Chris Martell

/s/ Renee Gaeta	Director	March 30, 2023
Renee Gaeta

/s/ Gary Nabel	Director	March 30, 2023
Gary Nabel, Ph.D., M.D.

/s/ Estuardo Aguilar-Cordova	Director	March 30, 2023
Estuardo Aguilar-Cordova, M.D. Ph.D.

/s/ Joseph Papa	Director	March 30, 2023
Joseph Papa
/s/ Diem Nguyen	Director	March 30, 2023
Diem Nguyen, Ph.D., MBA