Form 10-K/A
period 2022-12-31
Candel Therapeutics, Inc.
filed 2023-05-01
CIK 1841387

UNITED STATES
SECURITIES AND EXCHANGE C
O
M
M
ISSION
Washington, D.C. 20549

FORM
10-K/A

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

Commission File Number
001-40629

CANDEL THERAPEUTICS, INC.
(Exact name of Registrant as specified in its Charter)

Delawar e	52-2214851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

117 Kendrick St, Suite 450 Needham, MA	02494
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (617)
916-5445

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CADL	The Nasdaq Global Market
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

EXPLANATORY NOTE
Candel Therapeutics, Inc. is filing this Amendment No. 1 on Form
10-K/A
(the “Form
10-K/A”)
to the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2022 (the “Original Form
10-K”),
filed with the Securities and Exchange Commission (the “SEC”) on March
30
, 2023, only for the purpose of including the Part III information required under the instructions to Form
10-K
and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which information was previously omitted from the Original Form
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the omitted information to be incorporated in the Original Form
10-K
by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.
This Form
10-K/A
amends and restates only Part III, Items 10, 11, 12, 13, and 14, and amends Part IV, Item 15 of the Original Form
10-K.
In addition, this Form
10-K/A
deletes the reference on the cover of the Original Form
10-K
to the incorporation by reference of portions of our proxy statement into Part III of the Original Form
10-K.
No other Items of the Original Form
10-K
have been amended or revised in this Form
10-K/A,
and all such other Items shall be as set forth in the Original Form
10-K.
In addition, pursuant to SEC rules, Item 15 of Part IV of the Original Form
10-K
is hereby amended solely to include, as Exhibits 31.3 and 31.4, new certifications of our principal executive officer and principal financial officer pursuant to Rule
13a-14(a)
under the Exchange Act. Because no financial statements are included in this Form
10-K/A
and this Form
10-K/A
does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of such certifications have been omitted. We are not including new certifications required by Rule
13a-14(b)
under the Exchange Act as no financial statements are included in this Form
10-K/A.
In addition, no other information has been updated for any subsequent events occurring after March
30
, 2023, the date of the filing of the Original Form
10-K.
Accordingly, this Form
10-K/A
should be read in conjunction with the Original Form
10-K
and our other filings made with the SEC subsequent to the filing of the Original Form
10-K.
Unless the context otherwise requires, references in this Form
10-K/A
to “Candel,” “Candel Therapeutics,” the “Company,” “we,” “our,” or “us” mean Candel Therapeutics, Inc., a Delaware corporation, and its consolidated subsidiaries.

i

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The following table sets forth information regarding our executive officers and directors as of the date of this Form

10-K/A.

Name	Age	Position
Executive Officers
Paul Peter Tak, M.D., Ph.D., FMedSci	63	President, Chief Executive Officer, and Director
Jason A. Amello	54	Chief Financial Officer
Francesca Barone, M.D., Ph.D.	46	Chief Scientific Officer
W. Garrett Nichols, M.D., M.S.	54	Chief Medical Officer
Seshu Tyagarajan, Ph.D., RAC	56	Chief Technical and Development Officer
Non-Employee Directors
Paul B. Manning (2)	67	Chairman of the Board of Directors
Estuardo Aguilar-Cordova, M.D., inf., Ph.D.	65	Director
Edward J. Benz, Jr., M.D. (3)	76	Director
Renee Gaeta (1)	42	Director
Christopher Martell (1)(3)	44	Director
Gary J. Nabel, M.D., Ph.D. (3)	69	Director
Diem Nguyen, Ph.D. M.B.A. (1)(2)	51	Director
Joseph Papa (2)	67	Director

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating and corporate governance committee.
Executive officers
Paul Peter Tak, M.D., Ph.D., FMedSci
, has served as President and Chief Executive Officer and as a member of the board of directors of Candel since September 2020. He received his medical degree cum laude from the Free University in Amsterdam and was trained as an internist, rheumatologist and immunologist at Leiden University Medical Center, where he also received his Ph.D. He has been Clinical Associate Professor of Medicine at the University of California San Diego. Next, he served as Professor of Medicine and founding Chair of the Department of Clinical Immunology and Rheumatology at the Academic Medical Centre/University Medical Center Amsterdam. During this time, he founded Arthrogen b.v., a biotech company focused on gene therapy. He has published over 590 papers in peer-reviewed journals and received numerous awards. He has been elected Honorary Senior Visiting Fellow at the University of Cambridge and Fellow of the Academy of Medical Sciences (U.K.) . At GSK plc (NYSE: GSK) (formerly known as GlaxoSmithKline)(GSK) he served as Senior Vice President, Chief Immunology Officer, and Global Development Leader from 2011 to 2018. In his role as Global Head of a cluster of Therapy Area Units at GSK (Dermatology, ImmunoInflammation, Infectious Disease, and Oncology), he oversaw the creation of a portfolio of new medicines, including anti-CCL17 antibody, gepotidacin, belimumab sc (approved in 2017 [Benlysta
®

sc]), mafodotin (approved in 2020 [Blenrep
®
]), cabotegravir/rilpivirine (approved in 2021 [Cabenuva
®
]), and tapinarof (acquired by Dermavant Sciences; approved in 2022 [VTAMAR
®
]). He was the Chair of the Scientific Review Board, the governing body accountable for the scientific assessment of GSK’s R&D portfolio. He was also the President and CEO of Tempero Pharmaceuticals, which was integrated into GSK in 2015. From 2018 to 2020, Dr. Tak served as venture partner at Flagship Pioneering and also as President and CEO of Kintai Therapeutics (merged with Senda Biosciences). In addition, he has served as board director of Galvani Bioelectronics, ViiV Healthcare Ltd., and Omega Therapeutics. Currently, he is also on the board of Sitryx Therapeutics

(co-founder),

Levicept, and Citryll. He is a 2021 PharmaVOICE100 honoree (100 most inspiring people in life sciences).

Jason A. Amello

has been Candel’s Chief Financial Officer since September 2022. Mr. Amello previously served as Chief Financial Officer and Treasurer of Saniona AB (Nasdaq Stockholm: SANION) from September 2020 to April 2022. Prior to that, Mr. Amello served as Senior Vice President, Chief Financial Officer and Treasurer of Akebia Therapeutics, Inc. (Nasdaq: AKBA) from September 2013 to August 2020. Mr. Amello was also Executive Vice President, Chief Financial Officer and Treasurer of Alaunos Therapeutics, Inc. (Nasdaq: TCRT), formerly known as ZIOPHARM Oncology, Inc. (Nasdaq: ZIOP), from May 2012 to May 2013. From April 2000 until June 2011, Mr. Amello served in various positions of increasing responsibility at Genzyme Corporation (Nasdaq: GENZ) (acquired by Sanofi S.A.), including Senior Vice President, Corporate Controller, and Chief Accounting Officer, and also led the Strategic Financial Services group through which he served as a key advisor on all of Genzyme’s mergers and acquisitions and other strategic transactions. Earlier in his career, Mr. Amello spent ten years in the business advisory and assurance practice of Deloitte, serving in various roles of increasing responsibility through Senior Manager. Since October 2017, Mr. Amello has served as a member of the board of directors of Acer Therapeutics, Inc. (Nasdaq: ACER) and is chairman of its audit committee. Mr. Amello has also been a member of the Board of Directors of New England Baptist Hospital since 2014. Mr. Amello received his B.S. in accounting from Boston College and is a Certified Public Accountant in the Commonwealth of Massachusetts.
Francesca Barone, M.D., Ph.D.,

has been Candel’s Chief Scientific Officer since February 2022 and previously served as our Vice President, Head of Research from November 2020 to February 2022. She joined Candel in November 2020 as head of experimental medicine and discovery, overseeing the implementation of biological measures of outcome and biomarker studies in the clinical pipeline, and directing the design of Candel’s novel discovery platform. Before joining Candel, Dr. Barone served as VP and Head of Experimental Medicine at Kintai Therapeutics, Inc, a Flagship Pioneering, Inc. company, from May 2019 through its merger into Senda Biosciences, Inc., in November 2021. Prior to moving to industry, Dr. Barone served as Reader (Associate Professor) in Experimental Rheumatology at the University of Birmingham (UK) from February 2010 until December 2019. During her tenure she also served as Academic Director of Business Engagement for the College of Medical and Dental Sciences and Director of the laboratories for Immuno-phenotyping in the Institute of Translational Medicine. She has published extensively in peer-reviewed journals, was the recipient of two fellowships to support her research program and led efforts to establish collaborative alliances between the University of Birmingham and world leader pharmacology industries. She received her medical degree cum laude from the University of Rome, Sapienza and was trained in the same university as a Rheumatologist. She received her Ph.D. at Kings College, London.
W. Garrett Nichols, M.D., M.S.
, has been Candel’s Chief Medical Officer since September 2022. Dr. Nichols has also served as the Chief Medical Officer of Istari Oncology, Inc. since April 2020. Previously, Dr. Nichols served as the Chief Medical Officer of Chimerix, Inc., from September 2014 until April 2020. From April 2014 until September 2014, Dr. Nichols was Head of Global Development of ViiV Healthcare, LTD. Dr. Nichols served in various positions of increasing responsibility at GSK from December 2008 until April 2014, most recently serving as Vice President of Clinical Development and Medicine Development Leader for Dolutegravir (Tivicay, S/GSK1349572, HIV Integrase Inhibitor). Dr. Nichols received an M.D. from Duke University School of Medicine, an M.S. in Epidemiology and Biostatistics from the University of Washington, and a B.A. from the University of Virginia.

Seshu Tyagarajan, Ph.D., RAC
, has been Chief Technical and Development Officer at Candel Therapeutics since April 2022. She brings over two decades of technical, manufacturing and development experience in biologics and cell and gene therapies (CGT). Before joining Candel, Dr. Tyagarajan served as Executive Director and Global Head, Late Stage CMC Strategy for CGT at Novartis AG (NYSE: NVS) (Novartis) from August 2020 to February 2022. She also served as the Business Leader of

Microsoft-NVS

AI Partnership at Novartis from August 2019 to March 2021. Prior to that, Dr. Tyagarajan served as Director and Global Program CMC Team Leader for

CAR-T

at Novartis from June 2014 to July 2020. As a member of the Novartis leadership team, she was responsible for building a CGT pipeline by integrating, development and manufacturing, and for driving clinical and commercial manufacturing strategy for the

CAR-T

platform. She successfully led several BLAs/MAAs and INDs and was a key contributor to the groundbreaking BLA submission for Kymriah
®
, the first ever

CAR-T

therapy approved by the FDA. Prior to Novartis, Dr. Tyagarajan held roles of increasing responsibility at Merck & Co Inc. (NYSE: MRK), Roche Holding AG (OTCM:RRHBY), Biogen Idec (now Biogen Inc. (Nasdaq: BIIB)), and ImClone, a subsidiary of Eli Lilly and Co. (NYSE: LLY). Dr. Tyagarajan holds a Ph.D. in Chemical and Biochemical Engineering from Rutgers University and an M.S. in Bioengineering from Purdue University.
Non-Employee

Directors
Paul B. Manning

has served as a member of Candel’s board of directors since November 2018. Mr. Manning currently serves as the Chief Executive Officer of PBM Capital Group, LLC (PBM Capital), a private equity investment firm in the business of investing in healthcare and life-science related companies, which he founded in 2010. Mr. Manning is a member of the board of directors of Liquidia Corporation (Nasdaq: LQDA) and Taysha Gene Therapies, Inc. (Nasdaq: TSHA), and he currently serves as Chairman of the board of directors of Verrica Pharmaceuticals Inc. (Nasdaq: VRCA) He previously served on the board of directors of Dova Pharmaceuticals, Inc., a biopharmaceutical company, from September 2016 to November 2019, and AveXis, Inc., a gene therapy company, from April 2014 to May 2018. Mr. Manning received a B.S. in microbiology from the University of Massachusetts. We believe Mr. Manning’s 30 years of managerial and operational experience in the healthcare industry and as an investor in healthcare related companies provides him with the appropriate set of skills to serve as a member of our board of directors.
Estuardo Aguilar-Cordova, M.D., inf., Ph.D.,

is Candel’s Founder, previously served as Chief Scientific Officer from September 2020 to February 2022 and as Candel’s Chief Executive Officer from 2002 until September 2020, and has served as a member of Candel’s board of directors since 2003. He has more than 30 years of experience in the fields of biotherapeutics, cancer research and drug development, including serving as principal or co-investigator

in more than 25 clinical trials ranging from Phase I to Phase III. Prior to starting Candel, Dr. Aguilar-Cordova held academic positions for nearly two decades. Most recently, he was deputy director of the Harvard Gene Therapy Initiative at Harvard Medical School in Boston and was a faculty member in Pediatrics, Hematology-Oncology at Baylor College of Medicine in Houston. He has served on numerous national oversight committees, including roles as chairman and member of the NIH Recombinant Advisory Committee (RAC), as a consultant to the FDA Biological Response Modifiers Advisory Committee (BRMAC), and as a member of the Vaccine and Related Products Advisory Committee (VRPAC). Dr. Aguilar-Cordova has also held other appointments including president of the Latin American Gene Therapy Society. Dr. Aguilar-Cordova has published more than 80 peer-reviewed scientific publications and book chapters, is on the editorial board of various professional journals and is an inventor on several patent applications. Dr. Aguilar-Cordova has an undergraduate degree in Biology and Chemistry from California State University, Bakersfield, an M.D. Inf. from the University del Valle de Guatemala and a Ph.D. from the University of California, Davis. We believe Dr. Aguilar-Cordova’s experience and expertise in the fields of hematology and oncology, and his knowledge of Candel as a Founder and former executive officer provide him with the appropriate set of skills to serve as a member of our board of directors.
Edward J. Benz, Jr., M.D.,

has served as a member of Candel’s board of directors since September 2017. Dr. Benz is the President and CEO Emeritus of the Dana-Farber Cancer Institute and a member of the Dana-Farber Cancer Institute Board of Directors. Dr. Benz is an expert in blood disorders and is board certified in both hematology and internal medicine. He is an active clinical hematologist and a National Institutes of Health (NIH) funded researcher with a focus on the molecular basis and genetics around inherited blood disorders. From October 2000 until his retirement in October 2016, Dr. Benz served as President and CEO of Dana-Faber Cancer Institute and the Richard and Susan Smith Professor of Medicine and Professor of Genetics at Harvard Medical School. Prior to his role at Dana-Farber, Dr. Benz served as chairman for the Department of Medicine and Sir William Osler Professor of Medicine at Johns Hopkins University School of Medicine, as well as physician in chief at Johns Hopkins Hospital. Dr. Benz has also served as President of the American Society of Hematology, the Association of American Cancer Institutes, the American Society for Clinical Investigation, the American Clinical and Climatological Society, and the Friends of the National Institute of Nursing Research. Over the course of his career, Dr. Benz has authored more than 300 articles, books, reviews and abstracts and has received numerous awards. Dr. Benz serves on the board of directors of

F-star

Therapeutics, Inc. (Nasdaq: FSTX), Deciphera Pharmaceuticals, Inc. (Nasdaq: DCPH), and Renovacor, Inc. (NYSE: RCOR), and he serves on our Research Advisory Board. We believe Dr. Benz’s experience in the field of hematology and blood disorders provides him with the appropriate set of skills to serve as a member of our board of directors.

Renee Gaeta

has served as a member of Candel’s board of directors since August 2022. Ms. Gaeta currently is Chief Financial Officer of Eko Devices, Inc., a private company focused on cardiopulmonary digital health solutions, a position she has held since July 2021. Prior to that, from July 2017 to July 2021, Ms. Gaeta was Chief Financial Officer at Establishment Labs Holdings, Inc., a publicly traded global medical device company focused on aesthetic technologies. From August 2014 to June 2017, Ms. Gaeta was Vice President and Corporate Controller at Sientra, Inc., a publicly traded global medical aesthetics company, where she was a member of the executive team and headed the finance department. From 2004 to 2014, Ms. Gaeta worked at KPMG, LLP. Ms. Gaeta held various positions at KPMG, most recently as an Advisory Director in the Transactions and Restructuring Group. Ms. Gaeta also served as a director of SeaSpine Holdings Corp (Nasdaq: SPNE) from February 2019 until January 2023, when it was acquired by Orthofix Medical Inc. (Nasdaq: OFIX). Ms. Gaeta received her B.S., cum laude, in Accounting from Loyola Marymount University and is a Certified Public Accountant in the State of California. We believe Ms. Gaeta’s extensive experience and expertise in financial operations, particularly in the medical device industry, provide her with the appropriate set of skills to serve as a member of our board of directors.
Christopher Martell

has served as a member of Candel’s board of directors since November 2018. Mr. Martell is the manager of GTAM1 2012 ADV LLC and an investor at Martell Capital. Previously, Mr. Martell was a Partner at PBM Capital in 2018. Prior to joining PBM Capital, Mr. Martell had an

18-year

career at J.P. Morgan where he was a managing director in the Healthcare Investment Banking and Mergers and Acquisitions groups. He led the execution of a wide range of transactions including mergers and acquisitions, spin-offs and corporate separations, initial public offerings and equity and debt financings for medical device, life science tool and diagnostic, pharmaceutical and biotechnology companies. Mr. Martell graduated from Yale University with a B.A. in Ethics, Politics and Economics. We believe Mr. Martell’s broad financial and Investment banking experience, financial and transactional expertise and acumen in mergers and acquisitions and complex financial transactions provides him with the appropriate set of skills to serve as a member of our board of directors.
Gary J. Nabel, M.D., Ph.D.
, has served as a member of Candel’s board of directors since August 2022. Dr. Nabel, a renowned virologist and immunologist, has served as Chief Innovation Officer of OPKO Health, Inc. (Nasdaq: OPK) (OPKO Health) and as a member of its board of directors since May 2022. Dr. Nabel also serves as President and Chief Executive Officer of ModeX Therapeutics, Inc. (ModeX), a wholly-owned subsidiary of OPKO Health, since November 2020 when he co-founded ModeX prior to its merger with OPKO Health. Dr. Nabel previously served as Chief Scientific Officer and Senior Vice President of Sanofi, S.A. from 2012 to November 2020, where he directed the breakthrough laboratory that developed tri-specific

products now in early clinical development. He was the founding director of the National Institute of Health’s Vaccine Research Center, working on vaccines and broadly neutralizing antibodies against HIV, influenza, SARS, Ebola, Chikungunya and Epstein-Barr virus. He was previously an investigator at the Howard Hughes Medical Institute at the University of Michigan from 1987 to 1999. In recognition of his expertise at the forefront of virology, immunology, gene therapy and molecular biology, Dr. Nabel was elected to the National Academy of Medicine, is a fellow of the American Association of Physicians and the American Academy of Arts Sciences, and was awarded the Geoffrey Beene Builders of Science Award from Research!America. He has served on the board of Siga Technologies, Inc. (Nasdaq: SIGA) since 2021. Dr. Nabel graduated magna cum laude from Harvard College in 1975 and completed his Ph.D. in 1980 and his M.D. two years later, each from Harvard, followed by a post-doctoral fellowship at the Whitehead Institute. We believe Dr. Nabel’s broad experience in leadership roles and expertise in the pharmaceutical and biotechnology industries provide him with the appropriate set of skills to serve as a member of our board of directors.

Diem Nguyen, Ph.D., M.B.A.,

has served as a member of Candel’s board of directors since July 2021. Since October 2020, Dr. Nguyen has been the Chief Executive Officer and member of the board of directors of Xalud Therapeutics, Inc., a private biotechnology company, which is majority-owned by PBM Capital. Previously, Dr. Nguyen was the Executive Vice President of PPD, Inc. a leading global clinical research organization providing drug development services, a position she held from April 2018 to April 2020. Since 2008, Dr. Nguyen has held various leadership roles at Pfizer Inc. (NYSE: PFE), last serving as Global President, Americas of Pfizer Essential Health from January 2017 to March 2018. Dr. Nguyen is a director at Verrica Pharmaceuticals Inc. (Nasdaq: VRCA), Vitara Biomedical, Inc. and Children’s Hospital of Philadelphia. She received a B.A. in Chemistry with Specialization in Biochemistry and a Ph.D. in Biochemistry and Molecular Genetics from the University of Virginia, and an M.B.A. in General Management from the University of Virginia’s Darden Graduate School of Business Administration. We believe that Dr. Nguyen’s managerial, commercial and medical experience in the pharmaceutical industry provides her with the appropriate set of skills to serve as a member of our board of directors.
Joseph C. Papa

has served as a member of Candel’s board of directors since August 2022. Mr. Papa also served as the interim Chief Executive Officer of Bausch + Lomb Corporation (NYSE: BLCO) from July 2022 to March 2023, and he previously served as chairman of the board of directors and Chief Executive Officer of Bausch + Lomb Corporation from May 2022 to July 2022. Mr. Papa also served as chairman of the board of directors and Chief Executive Officer of Bausch Health Companies Inc. (NYSE: BHC) from May 2016 to May 2022. Mr. Papa has more than 35 years of experience in the pharmaceutical, healthcare and specialty pharmaceutical industries, including 20 years of branded prescription drug experience. He served as the Chief Executive Officer of Perrigo Company plc (Perrigo) from 2006 to April 2016, where he also served as chairman of the board of directors from 2007 to April 2016. Prior to joining Perrigo, Mr. Papa served from 2004 to 2006 as chairman and Chief Executive Officer of the Pharmaceutical and Technologies Services segment of Cardinal Health, Inc. From 2001 to 2004, he served as President and Chief Operating Officer of Watson Pharmaceuticals, Inc. (Watson). Prior to joining Watson, Mr. Papa held management positions at DuPont Pharmaceuticals, Pharmacia/Searle and Novartis AG. Mr. Papa joined the board of directors of Prometheus Biosciences, Inc. (Nasdaq: RXDX), a publicly traded biopharmaceutical company, in August 2020, and previously served as a director of Smith & Nephew plc (NYSE: SNN), a publicly traded medical device company, from 2008 to April 2018. Mr. Papa holds a B.S. in pharmacy from the University of Connecticut and an M.B.A. from Northwestern University’s Kellogg Graduate School of Management. We believe Mr. Papa’s substantial leadership experience in the pharmaceutical industry provides him with the appropriate set of skills to serve as a member of our board of directors.
Family Relationships
There are no family relationships among any of our directors or executive officers.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our equity securities to file reports of holdings and transactions in securities of the Company with the SEC.
Based solely on a review of on Forms 3, 4 and 5 and any amendments thereto filed electronically with the Securities and Exchange Commission with respect to the most recent fiscal year and written representations from the reporting persons, we believe all Section 16(a) filing requirements were satisfied in 2022.
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
The full text of our Code of Business Conduct and Ethics is posted on our website at

www.candeltx.com
. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics on our website. The inclusion of our website address in this Form

10-K/A

does not include or incorporate by reference the information on our website into this Form

10-K/A

or into the Original Form

10-K,

and you should not consider that information a part of this Form

10-K/A

or the Original Form

10-K.

Audit Committee
The members of our audit committee are Christopher Martell, Renee Gaeta and Diem Nguyen, Ph.D., M.B.A. Mr. Martell is the chair of the audit committee. Ms. Gaeta and Dr. Nguyen have served as members of the audit committee since August 2022. Drs. Gandhi and Meirav previously served as members of the audit committee until their resignations from our board of directors in August 2022. Our board of directors has determined that all members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq listing rules and that Mr. Martell and Ms. Gaeta are each an “audit committee financial expert” (within the meaning of applicable SEC regulations). Each of the members of the audit committee is independent pursuant to applicable Nasdaq listing standards.
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
This description of the indemnification provisions of our amended and restated certificate of incorporation, our amended and restated bylaws and our indemnification agreements is qualified in its entirety by reference to these documents, each of which is attached as an exhibit to the Original Form

10-K.
Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the Securities Act), may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.
There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Item 11.	Executive Compensation.
Executive Compensation Overview
As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section provides an overview of the compensation awarded to and earned by each individual who served as our principal executive officer at any time during the year ended December 31, 2022 and to our next two most highly compensated executive officers in respect of their service to our company for our year ended December 31, 2022. We refer to these individuals as our named executive officers. Our named executive officers are:

•	Paul Peter Tak, M.D., Ph.D., FMedSci, our President and Chief Executive Officer;

•	Francesca Barone, M.D., Ph.D., our Chief Scientific Officer; and

•	Seshu Tyagarajan, Ph.D., RAC, our Chief Technical and Development Officer.
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

Summary Compensation Table
The following table sets forth information regarding compensation awarded to and earned by our named executive officers for services rendered to us in all capacities during our years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Plan Compensation ($)(3)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Paul Peter Tak, M.D., Ph.D, FMedSci, Chief Executive Officer	2022	670,000	—	334,999	351,043	259,625	—	229,304	1,844,971
	2021	545,116	85,000	—	—	167,500	—	159,184	956,800
Francesca Barone, M.D., Ph.D. Chief Scientific Officer	2022	362,192	—	155,400	233,988	144,522	—	12,200	908,302
	2021	259,728	—	—	—	101,500	—	3,569	364,797
Seshu Tyagarajan, Ph.D., RAC Chief Technical and Development Officer	2022	235,385	20,000	126,000	454,752	73,238	—	6,646	916,020
	2021	—	—	—	—	—	—	—	—

(1)
The amounts reported in this column for Dr. Tak reflect the final two installments of a $170,000 total sign-on

bonus pursuant to Dr. Tak’s employment agreement with the Company, which was payable in four quarterly installments following September 12, 2020. The amount reported in this column for Dr. Tyagarajan reflects the $20,000 total sign-on

bonus pursuant to Dr. Tyagarajan’s employment agreement with the Company.

(2)
The amounts reported in the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value of share-based compensation awarded during the indicated year computed in accordance with the provisions of Financial Accounting Standards Board ASC Topic 718. See Note 11 to our consolidated financial statements in the Original Form

10-K

regarding assumptions underlying the valuation of equity awards.

(3)	The amounts reported reflect annual bonuses earned based upon the achievement of company and individual performance metrics. Amounts reflected are paid in the year subsequent to the performance year.
(4)	Other compensation for 2022 consists of the following: (1) 401K employer match and (2) for Dr. Tak only, $217,103 of housing and travel benefits.
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
For the fiscal year ended December 31, 2022, the annual base salaries for Dr. Tak, Dr. Barone and Dr. Tyagarajan were $670,000, $388,500, and $360,000, respectively.
Annual Bonus
For the fiscal year ended December 31, 2022, each of the named executive officers was eligible to earn an annual cash bonus based on the achievement of certain corporate and individual performance milestones. The target annual bonus for each of Dr. Tak, Dr. Barone and Dr. Tyagarajan for the fiscal year ended December 31, 2022 were 50%, 40% and 35% of annual base salary, respectively.

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
Paul Peter Tak, M.D., Ph.D., FMedSci
Effective September 12, 2020, we entered into an employment agreement with Dr. Tak (the Tak Employment Agreement), for the position of President and Chief Executive Officer. The Tak Employment Agreement provides for an annual base salary and an annual bonus opportunity. Pursuant to the Tak Employment Agreement, Dr. Tak’s annual base salary increased to $670,000 per year effective on the first anniversary of the commencement of his employment because the Company completed an underwritten public offering prior to such date. The Tak Employment Agreement provided for a signing bonus in the gross amount of $170,000, payable in four equal quarterly installments of $42,500 each, commencing on the first payroll date following the commencement of his employment and on each

3-month

anniversary of employment following his start date, provided that he remains employed through each date of payment. Pursuant to the Tak Employment Agreement, Dr. Tak is eligible to receive a lump sum payment of $80,000 to assist with relocation to the Greater Boston Area if he relocates in 2022 or thereafter, subject to repayment if Dr. Tak terminates his employment other than for “good reason” or we terminate his employment for “cause” (as such terms are defined in the Tak Employment Agreement) within 12 months of receipt of the relocation assistance payment. Dr. Tak did not receive this lump sum payment because he did not relocate to the Greater Boston Area in 2022. Pursuant to the Tak Employment Agreement, we will reimburse Dr. Tak for reasonable costs related to travel to Massachusetts and temporary housing in Massachusetts, not to exceed $20,000, which amount will be grossed up in respect of any related taxes, reasonable legal fees related to obtaining a visa, reasonable fees for independent tax and accounting advise not to exceed $10,000 per year, and reasonable legal fees related to negotiation of his employment agreement, not to exceed $10,000. Dr. Tak is eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.
Pursuant to the Tak Employment Agreement, in the event that Dr. Tak’s employment is terminated by us without cause or by Dr. Tak for good reason outside of the 3 month period preceding and 12 month period following the first event constituting a change in control (such period, the “change in control period”), subject to the execution and effectiveness of a severance and release of claims agreement within 60 days of such termination, he will be entitled to receive (i) an amount equal to 12 months of base salary plus Dr. Tak’s target bonus for the then-current year, less any payments Dr. Tak receives pursuant to his restrictive covenants agreement with the Company, payable in installments over 12 months commencing within 60 days of termination, and (ii) subject to the Dr. Tak’s timely election to continue COBRA health coverage and copayment of premium amounts at the applicable active employees’ rate, we will continue to pay the share of the premiums that we would have paid to provide health insurance to Dr. Tak until the earlier of (A) 12 months following termination or (B) Dr. Tak’s eligibility for group medical plan benefits under any other employer’s group medical plan. In the event that such termination occurs during the change in control period, Dr. Tak will, subject to the execution and effectiveness of a general severance and release of claims agreement within 60 days of such termination, be entitled to receive (x) a lump sum payment equal to 1.5 times the sum of Dr. Tak’s then-current base salary (or base salary in effect immediately prior to the change in control, if higher), plus his target bonus for the then-current year (or his target bonus in effect immediately prior to the change in control, if higher), less any payments pursuant to Dr. Tak receives pursuant to his restrictive covenants agreement with the Company, and (y) the benefits set forth in clause (ii) of the preceding sentence but for a period of 18 months. In addition, pursuant to the Tak Employment Agreement, all equity awards held by Dr. Tak that are subject to time-based vesting will fully accelerate as of the earlier of the consummation of a “change in control” of the Company (as defined in the Tak Employment Agreement) or the termination of Dr. Tak’s employment by the Company without cause or by Dr. Tak for good reason. Furthermore, in the event of a change of control or Dr. Tak’s termination without cause or for good reason, Dr. Tak will have no less than 12 months to exercise vested, unexpired stock options.
Francesca Barone, M.D., Ph.D.
Effective February 3, 2022, we entered into an employment agreement with Dr. Barone (the Barone Employment Agreement), for the position of Chief Scientific Officer. The Barone Employment Agreement provides for an annual base salary and an annual target bonus opportunity. Dr. Barone is eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.
Pursuant to the Barone Employment Agreement, in the event that Dr. Barone’s employment is terminated by us without cause or by Dr. Barone for good reason, subject to the execution and effectiveness of a severance and release of claims agreement within 60 days of such termination, she will be entitled to receive (i) an amount equal to nine months of base salary plus Dr. Barone’s target bonus for the then-current year, less any payments Dr. Barone receives pursuant to her restrictive covenants agreement with the Company, payable in installments over 9 months commencing within 60 days of termination, and (ii) subject to the Dr. Barone’s timely election to continue COBRA health coverage and copayment of premium amounts at the applicable active employees’ rate, we will continue to pay the share of the premiums that we would have paid to provide health insurance to Dr. Barone until the earlier of (A) nine months following termination, (B) Dr. Barone’s eligibility for group medical plan benefits under any other employer’s group medical plan or (C) the cessation of Dr. Barone’s health continuation rights under COBRA; provided, however, that if the Company determines that it cannot pay such amounts to the group health plan provider or the COBRA provider (if applicable) without potentially violating applicable law, then the Company shall convert such payments to payroll payments directly to Dr. Barone for the time period specified above. Pursuant to the Barone Employment Agreement, all equity awards held by Dr. Barone that are subject to time-based vesting will fully accelerate if Dr. Barone’s employment is terminated by the Company without “cause” or by Dr. Barone for “good reason” within one month prior to or 12 months following the consummation of a “change in control” (as such terms are defined in the Barone Employment Agreement).
Seshu Tyagarajan, Ph.D., RAC
Effective April 14, 2022, we entered into an employment agreement with Dr. Tyagarajan (the Tyagarajan Employment Agreement), for the position of Chief Technical and Development Officer. The Tyagarajan Employment Agreement provides for an annual base salary and an annual target bonus opportunity. Pursuant to the Tyagarajan Employment Agreement, Dr. Tyagarajan received a signing bonus in the gross amount of $20,000, which is subject to repayment if Dr. Tyagarajan voluntarily terminates her employment with the Company or if the Company terminates her employment for reasons excluding redundancy, ill health or a transfer of the part of the business in which he works within 12 months of the commencement of her employment. Dr. Tyagarajan is eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.
Pursuant to the Tyagarajan Employment Agreement, in the event that Dr. Tyagarajan’s employment is terminated by us without cause or by Dr. Tyagarajan for good reason, subject to the execution and effectiveness of a severance and release of claims agreement within 60 days of such termination, she will be entitled to receive (i) an amount equal to nine months of base salary plus Dr. Tyagarajan’s target bonus for the then-current year, less any payments Dr. Tyagarajan receives pursuant to her restrictive covenants agreement with the Company, payable in installments over 9 months commencing within 60 days of termination, and (ii) subject to the Dr. Tyagarajan’s timely election to continue COBRA health coverage and copayment of premium amounts at the applicable active employees’ rate, we will continue to pay the share of the premiums that we would have paid to provide health insurance to Dr. Tyagarajan until the earlier of (A) nine months following termination, (B) Dr. Tyagarajan’s eligibility for group medical plan benefits under any other employer’s group medical plan or (C) the cessation of Dr. Tyagarajan’s health continuation rights under COBRA; provided, however, that if the Company determines that it cannot pay such amounts to the group health plan provider or the COBRA provider (if applicable) without potentially violating applicable law, then the Company shall convert such payments to payroll payments directly to Dr. Tyagarajan for the time period specified above. Pursuant to the Tyagarajan Employment Agreement, all equity awards held by Dr. Tyagarajan that are subject to time-based vesting will fully accelerate if Dr. Tyagarajan’s employment is terminated by the Company without “cause” or by Dr. Tyagarajan for “good reason” within one month prior to or 12 months following the consummation of a “change in control” (as such terms are defined in the Tyagarajan Employment Agreement).

Outstanding Equity Awards
The following table sets forth information concerning outstanding equity awards held by our named executive officers as of December 31, 2022.

		Option Awards (1)							Stock Awards(1)
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Unexercisable) (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Paul Peter Tak	10/10/2020	—	—		296,144	(3)	1.55	10/10/2030	—		—
	10/10/2020	1,258,614	518,254	(4)	—		1.55	10/10/2030	—		—
	2/28/2022	20,625	89,375	(5)	—		4.12	2/28/2032	—		—
	2/28/2022	—	—		110,000	(6)	4.12	2/28/2032	—		—
	2/28/2022	—	—		110,000	(7)	4.12	2/28/2032	—		—
	11/28/2022	—	—		—		—	—	195,906	(8)	350,672
Francesca Barone	12/30/2020	24,410	24,412	(9)	—		1.55	12/30/2030	—		—
	2/3/2022	8,333	31,667	(10)	—		4.06	2/2/2032	—		—
	2/28/2022	6,875	29,792	(5)	—		4.12	2/28/2032	—		—
	2/28/2022	—	—		36,667	(6)	4.12	2/28/2032	—		—
	2/28/2022	—	—		36,666	(7)	4.12	2/28/2032	—		—
	11/28/2022	—	—		—		—	—	90,877	(8)	162,670
Seshu Tyagarajan	4/14/2022	—	120,000	(11)	—		5.19	4/14/2032	—		—
	11/28/2022	—	—		—		—	—	73,684	(8)	131,894

(1)	Except as otherwise noted, each of the outstanding option and restricted stock unit (“RSU”) awards in the table above was granted pursuant to our 2021 Stock Option and Grant Plan.
(2)	Market value reflects the value of the applicable equity award, based upon the closing price for the Company’s common stock on December 30, 2022 of $1.79.
(3)
Represents a stock option granted on October 10, 2020 pursuant to the 2015 Plan. The shares underlying this option shall vest (if at all) if a specified stock price is obtained on or prior to September 12, 2023, subject to Dr. Tak’s continued service on each such vesting date.

(4)
Represents a stock option granted on October 10, 2020 pursuant to our 2015 Stock Option Plan (the “2015 Plan”). The shares underlying this option vest as follows: 25% vested upon grant date, 25% vesting on the first anniversary of October 10, 2020, and the remainder vesting thereafter in 36 equal monthly installments, subject to Dr. Tak’s continued service on each such vesting date.

(5)
Represents a stock option granted on February 28, 2022. The shares underlying this option vest and become exercisable in forty-eight (48) equal monthly installments following February 28, 2022, subject to the named executive officer’s continued service on each such vesting date.

(6)
The shares underlying this option would have become exercisable if the average market price of the Company’s common stock equaled or exceeded $13.50 for any ten consecutive trading days prior to or as of December 31, 2022. Because the specified stock prices were not obtained for any ten consecutive trading days prior to or as of December 31, 2022, this option was canceled.

(7)
The shares underlying this option would have become exercisable if the average market price of the Company’s common stock equals or exceeds $20.00 for any ten consecutive trading days prior to or as of December 31, 2022. Because the specified stock prices were not obtained for any ten consecutive trading days prior to or as of December 31, 2022, this option was canceled.

(8)
Represents RSUs. Each RSU represents a contingent right to receive one share of the Issuer’s common stock upon vesting and settlement. 50% of the RSUs shall vest on November 28, 2023, and the remaining 50% on November 28, 2024, in each case subject to the named executive officer’s continued service on such vesting date.

(9)
Represents a stock option granted on December 30, 2020 pursuant to the 2015 Plan. 25% of the shares underlying this option vested and became exercisable on December 30, 2021, with the remainder vesting in twelve equal quarterly installments thereafter, subject to Dr. Barone’s continued service on each such vesting date.

(10)
Represents a stock option granted on February 3, 2022. The shares underlying this option shall vest and become exercisable in forty-eight equal monthly installments over four years following February 3, 2022, subject to Dr. Barone’s continued service on each such vesting date.

(11)
Represents a stock option granted on April 14, 2022. 25% of the shares underlying this option shall vest and become exercisable on April 14, 2023, with the remainder vesting in thirty-six

(36) equal monthly installments thereafter, subject to the Reporting Person’s continued service on each such vesting date.

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
Non-Employee

Director Compensation
The following table presents the total compensation for each person who served as a non-employee

member of our board of directors and received compensation for such service during the year ended December 31, 2022. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards to, or pay any other compensation to any of the non-employee

members of our board of directors in 2022. Dr. Tak, our President and Chief Executive Officer, did not receive any additional compensation for his service as a member of our board of directors. Dr. Tak’s compensation for service as an employee for the year ended December 31, 2022 is presented in “Executive Compensation-Summary Compensation Table.” We reimburse non-employee

members of our board of directors for reasonable travel and

out-of-pocket

expenses incurred in connection with attending board of directors and committee meetings.
Non-Employee

Director Compensation Table - 2022

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)(2)	Total ($)
Paul B. Manning	92,000	—	14,240	106,240
Estuardo Aguilar-Cordova M.D., inf., Ph.D.	35,083	—	14,240	49,323
Edward J. Benz, Jr., M.D.	43,000	—	14,240	57,240
Renee Gaeta	21,250	—	28,480	49,730
Shaan Gandhi, M.D., D.Phil. (3)	—	—	—	—
Christopher Martell	57,000	—	14,240	71,240
Udi Meirav, Ph.D. (4)	21,250	—	—	21,250
Gary J. Nabel, M.D., Ph.D.	19,500	—	28,480	47,980
Diem Nguyen, Ph.D. M.B.A.	39,375	—	14,240	53,615
Joseph Papa	22,500	—	28,480	50,980
Alan E. Smith, Ph.D. (5)	20,000	—	—	20,000

(1)
Represents stock options granted in 2022. In accordance with SEC rules, these columns reflect the aggregate grant date fair value of the option awards granted during 2022 computed in accordance with Financial Accounting Standard Board ASC Topic 718 for stock-based compensation transactions.

(2)	The following table provides information regarding the number of shares of common stock underlying stock options held by our non-employee directors that were outstanding as of December 31, 2022:

Name	Number of Unexercised Stock Options Outstanding as of December 31, 2022 (#)
Paul B. Manning	14,240
Estuardo Aguilar-Cordova M.D., inf., Ph.D.	44,696
Edward J. Benz, Jr., M.D.	83,404
Renee Gaeta	28,480
Shaan Gandhi, M.D., D.Phil. (3)	—
Christopher Martell	46,788
Udi Meirav, Ph.D. (4)	115,951
Gary J. Nabel, M.D., Ph.D.	28,480
Diem Nguyen, Ph.D. M.B.A.	42,720
Joseph Papa	28,480
Alan E. Smith, Ph.D. (5)	36,616

(3)
Dr. Gandhi disclaimed director compensation in connection with service on our board of directors in accordance with the standard policy of Northpond Ventures, LLC. Dr. Gandhi resigned from our board of directors in August 2022.

(4)	Dr. Meirav resigned from our board of directors in August 2022.
(5)	Dr. Smith resigned from our board of directors in August 2022.

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

Annual Retainer
Board of Directors:
All non-employee members (1)	$35,000
Additional compensation for service as non-executive chair of the board of directors	$30,000
Audit Committee:
Chair	$15,000
Members	$7,500
Compensation Committee:
Chair	$10,000
Members	$5,000
Nominating and Corporate Governance Committee:
Chair	$8,000
Members	$4,000

(1)
Dr. Gandhi disclaimed director compensation in connection with service on our board of directors in accordance with the standard policy of Northpond Ventures. Dr. Gandhi resigned from our board of directors in August 2022.

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
Securities authorized for issuance under equity compensation plans
The following table provides information relating to our equity compensation plans as of December 31, 2022. As of December 31, 2022, we had two equity compensation plans, our 2021 Stock Option and Incentive Plan and our Employee Stock Purchase Plan, which were approved by our Board of Directors and our stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)	Weighted-average exercise price of outstanding options, warrants, and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by stockholders	5,645,420	2.77	1,891,813
Equity compensation plans not approved by stockholders	—	—	—
Total	5,645,420	2.77	1,891,813

Security Ownership of Certain Beneficial Owners
The following table sets forth certain information known to us regarding beneficial ownership of our capital stock outstanding as of April 15, 2023 for:

•	each person, or group of affiliated persons, who is known by us to be the beneficial owner of five percent or more of our outstanding common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.
We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities as well as any shares of common stock that the person has the right to acquire within 60 days of April 15, 2023 through the exercise of stock options or other rights. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Each individual or entity shown on the table has furnished information with respect to beneficial ownership. Except as otherwise indicated below, the address of each officer, director and five percent stockholder listed below is c/o Candel Therapeutics, Inc., 117 Kendrick St, Suite 450, Needham, Massachusetts 02494.
The percentage of beneficial ownership in the table below is based on 28,919,810 shares of common stock deemed to be outstanding as of April 15, 2023.

	Common Stock Beneficially Owned
Name (1)	Shares	Percentage
5% or Greater Stockholders:
Laura K. Aguilar (2)	6,216,971	21.5%
Northpond Ventures, LP (3)	1,685,326	5.8%
Executive Officers and Directors:
Paul Peter Tak, M.D., Ph.D. FMedSci (4)	1,482,047	5.1%
Paul B. Manning (5)	4,073,316	14.1%
Estuardo Aguilar-Cordova, M.D., inf., Ph.D. (6)	6,216,971	21.5%
Edward J. Benz, Jr., M.D. (7)	69,164	*
Renee Gaeta (8)	7,911	*
Christopher Martell (9)	751,576	2.6%
Gary Nabel, MD., Ph.D. (10)	7,911	*
Diem Nguyen, Ph.D. M.B.A. (11)	27,404	*
Joseph Papa (12)	45,943	*
Francesca Barone, M.D., Ph.D. (13)	54,991	*
Jason A. Amello (14)	5,568	*
Seshu Tyagarajan, Ph.D., RAC (15)	48,358	*
W. Garrett Nichols, M.D., M.S.	—	*
All Executive Officers and Directors as a group (13 persons) (16)	12,791,160	44.2%

*	Less than one percent.
(1)	Unless otherwise indicated, the address for each beneficial owner is c/o Candel Therapeutics, Inc., 117 Kendrick St, Suite 450, Needham, MA 02494.

(2)
Consists of (i) 1,033,840 shares of common stock, of which 1,001,441 shares of common stock are held solely by Dr. Aguilar, and 32,399 shares of common stock are held jointly with her spouse, Estuardo Aguilar-Cordova, M.D., inf., Ph.D., (ii) 2,013,100 shares held for the benefit of Dr. Aguilar by the Laura K. Aguilar 2020 Irrevocable Trust, and (iii) 3,170,031 shares deemed to be beneficially owned by her spouse, of which 1,064,633 shares of common stock are held solely by her spouse, 2,074,942 shares of common stock are held for the benefit of her spouse by the Estuardo Aguilar-Cordova 2020 Irrevocable Trust, and 30,456 shares of common stock are issuable upon the exercise of options exercisable within 60 days after April 15, 2023. Dr. Aguilar shares voting and investment power over the securities held by her spouse.

(3)
Information herein is based on the Schedule 13G filed with the SEC on February 14, 2022 by Northpond Ventures, LP (Northpond Fund), Northpond Ventures GP, LLC (Northpond GP LLC), Northpond Ventures II, LP (Northpond Fund II), Northpond Ventures II GP, LLC (Northpond GP II LLC) and Michael P. Rubin (Rubin and, together with Northpond Fund, Northpond GP LLC, Northpond Fund II and Northpond GP II LLC, the Reporting Persons) with respect to the shares of common stock held by Northpond Fund as of December 31, 2021. Northpond GP LLC is the general partner of Northpond Fund. Rubin is the managing member of Northpond GP LLC. As such, Northpond GP LLC and Rubin have shared dispositive and voting power over the shares held by Northpond Fund and may be deemed to have indirect beneficial ownership of the shares held by Northpond Fund.

(4)	Consists of 40,985 shares of common stock and 1,441,062 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 15, 2023.
(5)
Information herein is based on the Schedule 13D filed with the SEC on February 14, 2022 by Paul B. Manning, care of PBM Capital Group, LLC. Consists of (i) 1,681,000 shares of common stock held by Paul and Diane Manning, JTWROS; (ii) 642,406 shares of the Issuer’s common stock held by The Paul B. Manning Revocable Trust dated May 10, 2000; (iii) 642,406 shares of common stock issuable upon the exercise of a warrant within 60 days of December 31, 2021 held by The Paul B. Manning Revocable Trust dated May 10, 2000; (iv) 553,752 shares of the Issuer’s common stock held by BKB Growth Investments, LLC; and (v) 553,752 shares of common stock issuable upon the exercise of a warrant within 60 days of December 31, 2021 held by BKB Growth Investments, LLC. Mr. Manning is a co-manager

of Tiger Lily Capital, LLC, the manager of BKB, and has shared voting and investment power with respect to the shares held by BKB.

(6)
Consists of (i) 1,097,032 shares of common stock, of which 1,064,633 shares of common stock are held solely by Dr. Aguilar-Cordova, and 32,399 shares of common stock are held jointly with his spouse, Laura K. Aguilar, M.D., Ph.D., (ii) 2,074,942 shares of common stock held for the benefit of Dr. Aguilar-Cordova by the Estuardo Aguilar-Cordova 2020 Irrevocable Trust (iii) 30,456 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 15, 2023, and (iv) 3,014,541 shares deemed to be beneficially owned by his spouse, of which 1,001,441 shares of common stock are held solely by his spouse, 2,013,100 shares of common stock are held for the benefit of his spouse by the Laura K. Aguilar 2020 Irrevocable Trust. Dr. Aguilar-Cordova shares voting and investment power over the securities held by his spouse.

(7)	Consists of 69,164 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 15, 2023.
(8)	Consists of 7,911 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 15, 2023.
(9)
Consists of (i) 32,548 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 15, 2023, (ii) 283,514 shares of common stock held by GTAM1 2012 ADV LLC, of which Mr. Martell serves as Manager, (iii) 283,514 warrants held by GTAM1 2012 Trust, of which Mr. Martell serves as trustee but is not a beneficiary, and (iv) 152,000 shares of common stock held by GTAM1 2012 LLC. Mr. Martell disclaims beneficial ownership over all of these interests, except for his beneficial ownership in the 32,548 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 15, 2023.

(10)	Consists of 7,911 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 15, 2023.
(11)	Consists of 10,000 shares of common stock and 17,404 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 15, 2023.
(12)	Consists of 38,032 shares of common stock and 7,911 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 15, 2023.
(13)	Consists of 2,738 shares of common stock and 52,253 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 15, 2023.
(14)	Consists of 5,568 shares of common stock.
(15)	Consists of 13,358 shares of common stock and 35,000 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 15, 2023.
(16)
Consists of (i) 9,609,868 shares of common stock, (ii) options to purchase 1,701,620 shares of common stock exercisable within 60 days of April 15, 2023, and (iii) warrants to purchase 1,479,672 shares of common stock exercisable within 60 days of April 15, 2023 held by thirteen executive officers and directors.

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
The full text of our Audit Committee charter, Compensation Committee charter, and Nominating and Corporate Governance charter are posted on the investor relations portion of our website at www.candeltx.com. We do not incorporate the information contained on, or accessible through, our corporate website into this Form

10-K/A

or the Original Form

10-K,

and you should not consider it a part of this Form

10-K/A

or the Original Form

10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The following is a description of transactions or series of transactions since January 1, 2021 to which we were or will be a party, in which:

•	the amount involved in the transaction exceeds, or will exceed, $120,000; and

•
in which any of our executive officers, directors or holder of five percent or more of any class of our capital stock, including their immediate family members or affiliated entities, had or will have a direct or indirect material interest.

Compensation arrangements for our named executive officers and our directors are described elsewhere in this Form

10-K/A

under “Director Compensation” and “Executive Compensation.” All amounts are in thousands unless otherwise noted.
Participation in our Initial Public Offering
In July 2021, in connection with our initial public offering, we completed our initial public offering of common stock, or the IPO, at which time we issued 9,000,000 shares of our common stock at a price to the public of $8.00 per share, and on August 13, 2021, we issued an additional 887,994 common shares at $8.00 per share as a partial exercise of the underwriters’ option to purchase additional shares, resulting in total net proceeds to us of $71.3 million, after deducting underwriting discounts and commissions and offering expenses. Upon closing of the IPO, all outstanding shares of our convertible preferred stock automatically converted into 7,066,398 shares of common stock.
Certain of our directors, executive officers and our 5% stockholders purchased shares of our common stock in our IPO at the initial public offering price. The following table sets forth the number of shares of our common stock purchased by directors, executive officers and 5% stockholders and their affiliates and the aggregate purchase price paid for such shares.

	Shares of Common Stock Purchased	Aggregate Cash Purchase Price
Nathan Caffo (1)	6,000	$48,000
John Canepa (2)	10,125	$81,000
Paul Peter Tak, M.D., Ph.D., FMedSci	25,000	$200,000
Diem Nguyen, Ph.D., M.B.A.	10,000	$80,000
GTAM1 2012 LLC (3)	125,000	$1,000,000
Paul B. Manning	1,625,000	$13,000,000

(1)	Mr. Caffo previously served as our Chief Business Officer until his resignation, effective April 30, 2023.
(2)	Mr. Canepa previously served as our Chief Financial Officer until his resignation, effective September 21, 2022.
(3)	GTAM1 2012 LLC is wholly owned by a trust for which Christopher Martell, a member of our board of directors, serves as trustee.
Agreements with Stockholders
In connection with our Series C convertible preferred stock financing, we entered into investors’ rights, voting and right of first refusal and co-sale

agreements containing registration rights, information rights, voting rights and rights of first refusal, among other things, with certain holders of our preferred stock and certain holders of our common stock. These stockholder agreements terminated upon the closing of our initial public offering in July 2021, except for the amended and restated investors’ rights agreement and the registration rights granted thereunder, as more fully described in our Description of Securities, filed as Exhibit 4.2 to the Original Form

10-K.
Employment Agreements
We have entered into employment agreements with each of our named executive officers. See “Item 11 –Executive Compensation – Employment Arrangements and Severance Agreements with our Named Executive Officers.”
Equity Grants
We have granted stock options to certain of our executive officers and members of our board of directors. See “Item 11 – Executive Compensation.”
Indemnification Agreements
As permitted by Delaware law, provisions in our amended and restated certificate of incorporation and amended and restated bylaws limit or eliminate the personal liability of directors for a breach of their fiduciary duty of care as a director. In addition, we have entered into indemnification agreements with each of our executive officers and the members of our board of directors which may require us to indemnify them. See “Item 11 – Executive Compensation – Limitations on Liability and Indemnification.”
Lease Agreements
Ellka Holdings, LLC (Ellka) was originally established in 2007 as an LLC for the purpose of acquiring and managing investment properties owned by two of our founders and significant shareholders, Laura Aguilar, M.D., Ph.D., and Estuardo Aguilar-Cordova, M.D., inf., Ph.D., and their children’s trusts. Ellka is owned and operated by Dr. Aguilar and Dr. Aguilar-Cordova, and members of their immediate family. Dr. Aguilar-Cordova is a member of our board of directors. In January 2008, we entered into an operating lease agreement with a term through December 31, 2022 with Ellka, for the space in which we operated in Auburndale, MA. This lease was terminated in February 2021 when we entered into a termination agreement and made a termination payment of $115,000 to Ellka, which payment was included in operating expenses for the year ended December 31, 2020. In May 2016, we entered into a separate lease agreement with Ellka for another space, also in Auburndale, MA. We entered into a renewed lease for this space on July 26, 2018, which expired on July 31, 2019. We paid Ellka a total of $17,500 and $0 in rent in 2021 and 2022, respectively, under these lease agreements.

Policies for Approval of Related Party Transactions
Our board of directors reviews and approves transactions with directors, officers and holders of 5% or more of our voting securities and their affiliates, each a related party. Prior to our initial public offering in July 2021, the material facts as to the related party’s relationship or interest in the transaction were disclosed to our board of directors prior to their consideration of such transaction, and the transaction was not considered approved by our board of directors unless a majority of the directors who are not interested in the transaction approved the transaction. Further, when stockholders were entitled to vote on a transaction with a related party, the material facts of the related party’s relationship or interest in the transaction were disclosed to the stockholders, who must have approved the transaction in good faith.
In connection with our initial public offering in July 2021, our board of directors adopted a written related party transactions policy that provides that such transactions must be approved by our audit committee. This policy became effective on the date on which the registration statement related to our initial public offering was declared effective by the SEC. Pursuant to this policy, the audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person will be defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members.
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
Our independent public accounting firm is KPMG LLP, Boston Massachusetts, PCAOB Auditor ID: 185. The Audit Committee has selected KPMG LLP as our independent registered public accounting firm for the years ended December 31, 2022 and 2021. In addition to retaining KPMG LLP to audit our consolidated financial statements for years ended December 31, 2022 and 2021, we may engage the firm from time to time during the year to perform other services.
The following table sets forth the aggregate fees billed by KPMG LLP in connection with services rendered during the last two fiscal years.

	For the Years Ended
	2022	2021
Audit Fees (1)	$588,578	$918,292
All other fees	$0	$0
Total	$588,578	$918,292
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
In fiscal 2022 and 2021, no services other than those discussed above were provided by KPMG LLP.
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
particular services on a
case-by-case
basis.
The Audit Committee annually evaluates the qualifications, performance and independence of the Company’s independent registered public accounting firm. It selected KPMG as the Company’s independent registered public accounting firm for 2022. This selection was subsequently approved by the Board . The Audit Committee has reviewed and discussed with management and with KPMG the Company’s audited consolidated financial statements for the year ended December 31, 2022. In addition, the Audit Committee has discussed with KPMG the matters that independent registered public accounting firms must communicate to audit committees under applicable PCAOB standards.
The Audit Committee has also discussed and confirmed with KPMG its independence from the Company and received all written disclosures and correspondence required by the PCAOB Ethics and Independence requirements.
Based on the reviews and discussions referred to above, the Audit Committee recommended to our board of directors that the audited consolidated financial statements for the year ended December 31, 2022 and the related footnotes be included in the Original Form
10-K
for the year ended December 31, 2022.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(1) Financial Statements
The financial statements are included in Item 15 of the Original Form

10-K.
(2) Financial Statement Schedules
The financial statement schedules are included in Item 15 of the Original Form

10-K.
(3) Exhibits.
The following is a list of exhibits filed as part of this Form

10-K/A.

Exhibit Number	Description

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized
.

Candel Therapeutics, Inc.

Date: May 1, 2023	By:	/s/ Paul Peter Tak, M.D., Ph.D., FMedSci
Paul Peter Tak, M.D., Ph.D., FMedSci
President and Chief Executive Officer

Name	Title	Date

/s/ Paul Peter Tak, M.D., Ph.D. FMedSci Paul Peter Tak, M.D., Ph.D., FMedSci	President and Chief Executive Officer (Principal Executive Officer)	May 1, 2023

/s/ Jason A. Amello Jason A. Amello	Chief Financial Officer (Principal Financial and Accounting Officer)	May 1, 2023

/s/ Paul B. Manning	Chairman	May 1, 2023
Paul B Manning

/s/ Edward J. Benz	Director	May 1, 2023
Edward J. Benz, Jr, M.D.

/s/ Christopher Martell	Director	May 1, 2023
Chris Martell

/s/ Renee Gaeta	Director	May 1, 2023
Renee Gaeta

/s/ Gary Nabel , Ph.D., M.D.	Director	May 1, 2023
Gary J. Nabel, Ph.D., M.D.

/s/ Estuardo Aguilar-Cordova, M.D., Ph.D.	Director	May 1, 2023
Estuardo Aguilar-Cordova, M.D., Ph.D.

/s/ Joseph Papa	Director	May 1, 2023
Joseph Papa

/s/ Diem Nguyen, Ph.D., MBA	Director	May 1, 2023
Diem Nguyen, Ph.D., MBA