Form 10-Q
period 2023-03-31
Candel Therapeutics, Inc.
filed 2023-05-11
CIK 1841387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 3, 2023, the registrant had 28,919,810 shares of common stock, $0.01 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Form 10-Q), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q may include, but are not limited to, statements about:

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
•
the effects of the COVID-19 pandemic, or any future public health crisis, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations;
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

SUMMARY OF THE MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties, including those described more fully in Part II, Item 1A - Risk Factors in this Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
We are a biopharmaceutical company with a limited operating history and we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years and may never achieve or maintain profitability.
•
Substantial doubt exists about our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient additional funding to finance our operations. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate some of our research, clinical trials, product development, or future commercialization efforts.
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
•
The COVID-19 pandemic or any future public health crisis may have adverse effects on our business and operations.
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

NOTE REGARDING TRADEMARKS

We own or have rights to various trademarks, service marks and trade names that are used in connection with the operation of our business, including our company name, Candel Therapeutics, our logo, and the names of our CAN-2409™ and CAN-3110™ product candidates. This Form 10-Q may also contain trademarks, service marks and trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this Form 10-Q is not intended to and does not imply a relationship with, or endorsement or sponsorship by, us. Solely for convenience, the trademarks, service marks and trade names referred to in this Form 10-Q may appear without the ®, TM or SM symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable owner of these trademarks, service marks and trade names.

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Candel Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	MARCH 31, 2023	DECEMBER 31, 2022
Assets
Current assets:
Cash and cash equivalents	$59,258	$70,058
Prepaid expenses and other current assets	2,617	1,887
Total current assets	61,875	71,945
Fixed assets, net	4,098	4,424
Lease right of use assets	999	1,056
Restricted cash	266	266
Total assets	$67,238	$77,691
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$592	$380
Accrued expenses	2,867	4,723
Current portion of term loan payable to a bank	1,253	—
Current portion of lease liability	476	464
Other current liabilities	48	48
Total current liabilities	5,236	5,615
Deferred revenue	132	144
Term loan payable to a bank	19,023	20,202
Other long-term debt	674	648
Lease liability, net of current portion	1,363	1,486
Warrant liability	1,158	1,882
Total liabilities	27,586	29,977
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued or outstanding at March 31, 2023 and December 31, 2022, respectively.	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at March 31, 2023 and December 31, 2022; 29,042,418 shares issued at March 31, 2023 and December 31, 2022; 28,919,810 shares outstanding at March 31, 2023 and December 31, 2022.	290	290
Treasury stock (at cost)	(448)	(448)
Additional paid-in capital	147,694	146,961
Accumulated deficit	(107,884)	(99,089)
Total stockholders’ equity	39,652	47,714
Total liabilities and stockholders’ equity	$67,238	$77,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Research and development service revenue, related party	$—	$31
Operating expenses:
Research and development	5,469	5,417
General and administrative	4,164	3,600
Total operating expenses	9,633	9,017
Loss from operations	(9,633)	(8,986)
Other income (expense):
Grant income	12	—
Interest income (expense), net	102	(175)
Change in fair value of warrant liability	724	8,287
Total other income, net	838	8,112
Net loss	$(8,795)	$(874)
Net loss per share, basic and diluted	$(0.30)	$(0.03)
Weighted-average common shares outstanding, basic and diluted	28,919,810	28,690,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel ThErapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2022	29,042,418	$290	(122,608)	$(448)	$146,961	$(99,089)	$47,714
Stock-based compensation	—	—	—	—	798	—	798
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	(8,795)	(8,795)
Balance, March 31, 2023	29,042,418	$290	(122,608)	$(448)	$147,694	$(107,884)	$39,652

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2021	28,689,842	$286	—	$—	$144,146	$(80,295)	$64,137
Options exercised	3,309	1	—	—	5	—	6
Stock-based compensation	—	—	—	—	828	—	828
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(335)	—	(335)
Net loss	—	—	—	—	—	(874)	(874)
Balance, March 31, 2022	28,693,151	$287	—	$—	$144,644	$(81,169)	$63,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(8,795)	$(874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	230	165
Loss on the sale of fixed assets	74	—
Non-cash stock compensation expense	733	492
Non-cash lease expense	57	50
Non-cash interest expense	26	22
Change in fair value of warrant liability	(724)	(8,287)
Accretion of debt discount	75	32
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(730)	979
Accounts payable	149	(579)
Accrued expenses	(1,790)	90
Deferred revenue	(12)	(31)
Lease liability	(112)	(112)
Net cash used in operating activities	(10,819)	(8,053)
Cash Flows from Investing Activities:
Purchase of fixed assets	(138)	(171)
Proceeds from the sale of fixed assets	157	—
Net cash provided by (used in) investing activities	19	(171)
Cash Flows from Financing Activities:
Net proceeds from bank term loan	—	19,910
Proceeds from option exercises	—	6
Net cash provided by financing activities	—	19,916
Net increase (decrease) in cash	(10,800)	11,692
Cash, cash equivalents and restricted cash at beginning of period	70,324	83,066
Cash, cash equivalents and restricted cash at end of period	$59,524	$94,758
Supplemental cash flow information:
Cash paid for taxes	$—	$85
Cash paid for interest	$500	$117
Supplemental disclosures of non-cash information:
Lease liability arising from obtaining right-of-use assets	$—	$2,368
Capital expenditures in accounts payable and accrued expenses	$66	$421

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Candel Therapeutics, Inc., formerly known as Advantagene, Inc. (the Company) is a clinical stage biopharmaceutical company that was incorporated in Delaware in June 2003. On November 30, 2020, the Company changed its name to Candel Therapeutics, Inc. The Company is focused on developing and commercializing viral immunotherapies to help patients fight cancer. The Company’s engineered viruses are designed to induce immunogenic cell death through direct viral – mediated cytotoxicity in cancer cells, thus releasing tumor neo-antigens and creating a pro-inflammatory microenvironment at the site of injection. The Company has established two off the shelf viral immunotherapy platforms and its two product candidates, CAN-2409 and CAN-3110, are in clinical trials for a number of tumor types. In addition, the Company recently announced a collaboration with the University of Pennsylvania (UPenn) to study the impact of novel viral immunotherapies based on Candel's propriety enLIGHTEN™ Discovery Platform to strengthen the effects of UPenn's investigational CAR-T cell therapies in solid tumor models.

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

Since inception, the Company has funded its operations primarily with proceeds from the sale of its convertible notes and capital stock and from debt borrowings. The Company has incurred recurring losses since its inception, including a net loss of $8.8 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively. In addition, as of March 31, 2023, the Company had an accumulated deficit of $107.9 million. The Company expects to continue to generate operating losses for the foreseeable future.

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

The Company’s cash and cash equivalents were $59.3 million as of March 31, 2023. In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification, 205-40, Presentation of Financial Statements - Going Concern, management is required to assess the Company’s ability to continue as a going concern for the one-year look forward period following the date that the condensed consolidated financial statements are issued. Based on the Company's current operating plan and existing cash and cash equivalents, the Company has determined that substantial doubt exists regarding its ability to continue as a going concern for the one-year period following the date these condensed consolidated financial statements are issued. To sustain its future operations beyond such one-year period, the Company will require additional funding. The Company expects to finance its cash needs through a combination of public or private equity or debt financings, government grants, and other sources, which may include collaborations, strategic alliances and licensing arrangements with third parties. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and could be forced to delay, reduce, or eliminate some or all of its research, clinical trials, product development or future commercialization efforts, which could materially adversely affect its business prospects or its ability to continue as a going concern.

The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of stockholders’ equity (deficit) for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K (Form 10-K) on file with the SEC.

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

Restricted Cash

The Company had $0.3 million of restricted cash as of both March 31, 2023 and December 31, 2022, which represents cash held as a security deposit under the terms of the Company’s Needham, Massachusetts facility lease.

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

The carrying values of cash and cash equivalents (considered as Level 1 measurements), accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The Company’s warrant liability is carried at fair value and is classified as Level 3 measurement.

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

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Periodically, the Company maintains deposits in accredited financial institutions in-excess of the federally insured limits. The Company deposits its cash in financial institutions with a high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal risk associated with commercial banking relationships.

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

Government Grants

The Company has applied for grants for the reimbursement of expenditures with the Massachusetts Life Sciences Center for certain qualified operating expenditures, including employee related costs. The Company recognizes government grants when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received.

Government grants are recorded as grant income and classified in other income in the condensed and consolidated statements of operations. The Company recognized government grants of $12,000 for the three months ended March 31, 2023. The Company did not recognize any government grants for the three months ended March 31, 2022. Grant income is recognized as a component of other income (expense), net in the condensed consolidated statements of operations.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC Topic 740, Income Taxes (ASC 740) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At March 31, 2023 and December 31, 2022, the Company has concluded that a full valuation allowance is necessary for its deferred tax assets (see Note 12).

The Company accounts for uncertainty in income taxes by applying the two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax is then assessed as the amount of benefits to be recognized in the consolidated financial statements. The amount of benefits that may be used are the largest amounts that have a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves or unrecognized tax benefits that are considered appropriate, as well as the related net interest received.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. In periods where the Company reports a net loss attributable to common stockholders, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2023 and 2022 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	FAIR VALUE MEASUREMENTS AS OF MARCH 31, 2023 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	1,158	1,158
Total	$—	$—	$1,158	$1,158

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2022 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	1,882	1,882
Total	$—	$—	$1,882	$1,882

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

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined by Level 3 inputs (in thousands):

SERIES B WARRANT LIABILITY
Balance at December 31, 2022	$1,882
Change in fair value	(724)
Balance at March 31, 2023	$1,158

4. Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	MARCH 31, 2023	DECEMBER 31, 2022
Laboratory equipment	$1,134	$1,055
Manufacturing equipment	1,025	1,201
Furniture and fixtures	160	159
Networking and computer equipment	81	81
Leasehold improvements	3,057	3,057
Total fixed assets	$5,457	$5,553
Less: accumulated depreciation	(1,359)	(1,129)
Fixed assets, net	$4,098	$4,424

Depreciation and amortization expense for each of the three months ended March 31, 2023 and 2022 was $0.2 million.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	MARCH 31, 2023	DECEMBER 31, 2022
Payroll and employee related expenses	$1,413	$2,647
Third-party research and development expenses	895	1,486
Professional fees and other	559	590
	$2,867	$4,723

6. Term Loan

On February 24, 2022, the Company entered into a four-year loan and security agreement (the Loan Agreement) with Silicon Valley Bank (SVB) pursuant to which SVB has agreed to provide term loans to the Company in an aggregate principal amount of up to $25.0 million. The Company borrowed $20.0 million upon entering into the Loan Agreement. The Company could have borrowed up to an additional aggregate principal amount not to exceed $5.0 million, at any time on or prior to December 31, 2022, upon achievement of all of the following milestones, inclusively: (a) positive Phase 2 clinical activity data from the Company’s CAN-2409 NSCLC clinical trial, (b) dosing of its first patient in its Phase 3 CAN-2409 high-grade glioma clinical trial, and (c) receipt on or prior to December 31, 2022, of net cash proceeds in an amount equal to at least $75.0 million from the issuance and sale of equity securities to investors acceptable to SVB. The Company did not borrow any of the additional aggregate principal amount on or prior to December 31, 2022. The term loan is secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property, which is subject to a negative pledge under the Loan Agreement.

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

During the three months ended March 31, 2023 and 2022, the Company recorded interest expense relating to the Loan Agreement of $0.6 million and $0.1 million, respectively. The weighted average effective interest rate as of March 31, 2023 was 10.08%.

The Company incurred $89,000 of debt issuance costs and will incur a $0.9 million final payment fee, which were recorded as debt discount and are being amortized over the term of the Loan Agreement. The scheduled principal payments and net carrying amount of the term loan are as follows (in thousands):

YEAR ENDING DECEMBER 31,
2023 (remaining nine months)	$—
2024	8,870
2025	10,232
2026	898
Total principal	20,000
Final payment fee	900
Less: debt discount	(989)
Accretion of debt discount	365
Net carrying amount	20,276
Less current portion	(1,253)
Long-term portion	$19,023

The carrying amount of the Company's term loan approximates fair value.

7. Other Long-Term Debt

Periphagen Note

On December 9, 2019, the Company entered into a series of asset purchase agreements with Periphagen, Inc., a biopharmaceutical company focused on the development of gene therapy vectors. Under the terms of the asset purchase agreements, the Company assumed a $1.0 million promissory note bearing a contractual interest rate of 2% compounded annually, with the outstanding balance and accrued interest due upon maturity in November 2027, with no interim installments due. The estimated market rate for the Company for an unsecured loan with a maturity in November 2027 was determined to be 15.83%. Although the Company does not have a public credit rating, management estimates a CCC credit rating based on the Company’s financial position and stage of development. Using the commensurate rate for a CCC rated company and based on the amount due at maturity, the present value of the future cash outflow was determined to be $0.4 million at the transaction date. As of March 31, 2023, the carrying value of the note is $0.7 million.

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

For each of the three months ended March 31, 2023 and 2022, the Company has recorded $90,000 of operating lease cost and for the three months ended March 31, 2023 and 2022, the Company has recorded $49,000 and $47,000, respectively of variable lease cost. The total lease expense for each of the three months ended March 31, 2023 and 2022 was $0.1 million.

Cash paid for amounts included in the lease liability for each of the three months ended March 31, 2023 and 2022 was $0.1 million.

	THREE MONTHS ENDED MARCH 31,
Other Information	2023	2022
Operating cash flows used for operating leases	$144	$141
Weighted-average remaining lease term (years)	3.4	4.4
Weighted-average incremental borrowing rate	7.02%	7.02%

The future lease payments under non-cancelable leases at March 31, 2023, are as follows (in thousands):

2023	$438
2024	598
2025	613
2026	415
Total future lease payments	2,064
Less: imputed interest	(225)
Total lease liability	$1,839

9. Common Stock and Preferred Stock

Preferred Stock

The Company has authorized 10,000,000 shares of $0.01 par value preferred stock at March 31, 2023 and December 31, 2022.

Common Stock

The Company has authorized 150,000,000 shares of $0.01 par value common stock at March 31, 2023 and December 31, 2022 of which 29,042,418 were issued as of March 31, 2023 and December 31, 2022. The Company had 28,919,810 outstanding shares as of March 31, 2023 and December 31, 2022. Common shares are voting and dividends may be paid when, as and if declared by the board of directors.

Common Stock Reserved

The Company has reserved the following shares of common stock for future issuance as of;

	MARCH 31, 2023	DECEMBER 31, 2022

Stock options outstanding	5,479,355	5,645,420
Unvested restricted stock	612,366	612,366
Shares available for future grant under stock option plan	2,544,932	1,311,915
Warrants	7,507,708	7,507,708
	16,144,361	15,077,409

Initial Public Offering

The Company completed its IPO on July 29, 2021 and issued 9,000,000 shares of its common stock at a price to the public of $8.00 per share. On August 13, 2021, the Company issued an additional 887,994 shares of its common stock at a price of $8.00 per share pursuant to a partial exercise of the underwriters' purchase option. Total net proceeds to the Company from the issuance of the 9,877,994 shares of common stock were $71.3 million, after deducting underwriting discounts, commissions and offering expenses. Upon closing of the IPO, all outstanding shares of the Company’s Preferred Stock automatically converted into 7,066,398 shares of common stock.

Shelf Registration and At-the-Market Offerings

On August 5, 2022, the Company filed the Shelf with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf. The Shelf was declared effective by the SEC on August 12, 2022. As of the date hereof, no sales have been made pursuant to the ATM Program.

10. Warrants

The Company has the following warrants outstanding for the purchase of common stock as of March 31, 2023 and December 31, 2022:

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

In addition, the Company issued to the same stockholder additional five-year warrants for the purchase of 3,672,484 shares of common stock for $6.81 per share (the Conditional Series B Warrants), which become exercisable in the event that the Company completes a future financing that meets certain financial milestones or achieves certain share prices as follows:

•
918,121 shares vest upon (1) a financing event effected through the sale of our equity securities to third parties resulting in at least $20,000,000 in gross proceeds, with a per share price of $12.47, or (2) an average market price (determined over a consecutive 10-day period) of $12.47 per share;
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

The Company recorded the Series B Warrants as a component of stockholder’s equity at the time of issuance at their estimated fair value of $2.1 million and recorded the Conditional Series B Warrants as a liability on the condensed consolidated balance sheet as the number of shares used to calculate the settlement is not a fixed number of shares. The Conditional Series B Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the condensed consolidated statements of operations. The Company will continue to recognize changes in the fair value of the Conditional Series B Warrants until each Conditional Series B Warrant is exercised, expires or qualifies for equity classification. The warrant liability fair value was $1.2 million and $1.9 million as of March 31, 2023 and December 31, 2022, respectively.

NC Ohio Trust Warrants

On March 20, 2019, the Company established the NC Incorporated Ohio Trust, an irrevocable trust funded by the Company. The beneficiary in the trust agreement has provided past services to the Company for more than 15 years and is a non-employee. The warrant provides the beneficiary the right to purchase 162,740 shares of the Company’s common stock, $0.01 par value at an exercise price of $1.46 per share, subject to adjustments as specified in the warrant agreement. The Company recognizes the warrants as compensation expense within the condensed consolidated statement of operations and when the warrants are granted or at the service inception date if the service inception date precedes the grant date. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value previously used at the service inception date or subsequent reporting dates. As of March 31, 2023 and December 31, 2022, a grant date was not established as there was not a mutual understanding of key terms. The Company remeasures the fair value of the award at each reporting date, as the service date preceded the grant date. The value of the warrants for 162,740 shares of common stock was $0.2 million as of March 31, 2023 and December 31, 2022, and was recorded as stock compensation expense within research and development expense and a credit to stockholders’ equity in the condensed consolidated financial statements.

11. Stock Options, Restricted Stock and Stock-Based Compensation

Equity Incentive Plans

The Company’s 2015 Stock Plan, as amended, (the 2015 Plan) provides for the Company to sell or issue common shares or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. The 2015 Plan is administered by the board of directors and exercise prices, vesting and other restrictions are determined at its discretion. All stock option grants are non-statutory stock options except option grants to employees intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant, as determined in good faith by the board of directors at its sole discretion. Nonqualified stock options may be granted at an exercise price established by the board of directors at its sole discretion and the vesting periods may vary. Vesting periods are generally four years and are determined by the board of directors. Stock options become exercisable as they vest. Options granted under the 2015 Plan expire no more than ten years from the date of grant. As of March 31, 2023, there are no shares available for grants under the 2015 Plan and the 2015 Plan continues to govern the terms and conditions of the outstanding awards under the 2015 Plan.

On July 14, 2021, the Company’s 2021 Equity Incentive Plan (the 2021 Plan) was approved by the Company’s stockholders, and became effective upon completion of the IPO and serves as the successor to the 2015 Plan. 4,363,290 shares of common stock are reserved under the 2021 Plan, of which 2,544,932 shares remain available for future grants as of March 31, 2023.

Stock Options

Stock option activity is summarized as follows:

	NUMBER OF STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of December 31, 2022	5,645,420	$2.77
Granted	61,000	1.66
Exercised	—	—
Cancelled, forfeited or expired	(227,061)	4.25
Outstanding as of March 31, 2023	5,479,359	$2.70	7.36	7,000
Exercisable as of March 31, 2023	3,064,562	$2.37	6.49	7,000
Unvested as of March 31, 2023	2,414,797	$3.12	8.46	—

The 2015 Plan, permits participants to use common stock they previously acquired to pay for the exercise of stock options based upon the fair value on the date of exercise. In connection with the exercise of a stock options to purchase 306,518 shares of our common stock at an exercise price of $1.46, option holders tendered 122,608 shares of our common stock previously acquired in consideration of the full aggregate exercise price in accordance with the terms of the option and the 2015 Plan. The shares tendered are recorded as treasury stock within the Company's condensed and consolidated financial statements at March 31, 2023.

The fair value of stock options granted was estimated on the grant date using the Black-Scholes option pricing model based on the following weighted-average assumptions:

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Expected option life (years)	6.08	6.02 - 6.08
Risk-free interest rate	3.58% - 4.13%	1.69% - 2.41%
Expected volatility	91.33% - 92.25%	85.20% - 85.58%
Expected dividend yield	0%	0%
Exercise price	$1.35 - $2.57	$4.06 - $5.09
Fair value of common stock	$1.35 - $2.57	$4.06 - $5.09

The total intrinsic value of stock options vested during the three months ended March 31, 2023 and 2022 was zero and $1.2 million, respectively.

Restricted Stock Units

Under the terms of the restricted stock unit agreements covering the common stock, shares of common stock related to restricted stock units are subject to time-based and performance-based vesting. The restricted stock units will immediately be forfeited to the Company if the relationship between the recipient and the Company ceases.

Restricted stock activity is summarized as follows:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Unvested at December 31, 2022	612,366	$1.71
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at March 31, 2023	612,366	$1.71

The aggregate fair value of restricted stock units that vested during the three months ended March 31, 2023 was zero.

Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2023 and 2022 was classified in the condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Research and development	$311	$142
General and administrative	422	350
Total stock-based compensation expense	$733	$492

As of March 31, 2023 and 2022, total unrecognized compensation cost related to the unvested stock-based awards was $6.2 million and $7.5 million, respectively. As of March 31, 2023 and 2022, these amounts are expected to be recognized over a weighted average period of 2.30 and 2.45 years, respectively.

12. Income taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. There were no significant income tax provisions or benefits for the three months ended March 31, 2023 and 2022. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, including our ability to generate taxable income, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

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

The Company had completely recognized the $1.0 million upfront license fee as research and development service revenue as of December 31, 2022.

14. Technology License Agreement

On January 20, 2018 the Company entered into an exclusive option agreement (Option Agreement) with MGB. Pursuant to the Option Agreement, the Company has obtained the exclusive right from MGB to negotiate an exclusive license to make, develop and commercialize rQNestin, a genetically modified oncolytic herpes simplex virus for the treatment of certain types of cancers. Pursuant to the Option Agreement, the Company will support a clinical trial to be conducted at MGB pursuant to the terms of a clinical trial agreement to be negotiated and the Company has committed to remitting $0.8 million in support of such clinical trial over the course of approximately three years. Upon execution of the Option Agreement, the Company remitted a non-refundable fee of $40,000 to MGB to be applied toward the Company’s on-going obligations to reimburse patent expenses. During the three months ended March 31, 2023 and 2022, the Company did not expense any startup and patient fees for clinical trials performed by MGB.

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

As of March 31, 2023, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

16. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands except per share amounts):

	THREE MONTHS ENDED MARCH 31,
Numerator:	2023	2022
Net loss	$(8,795)	$(874)
Denominator:
Weighted-average shares of common stock outstanding - basic and diluted	28,919,810	28,690,511
Net loss per share - basic and diluted	$(0.30)	$(0.03)

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

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Outstanding warrants for common stock	7,507,708	7,507,708
Outstanding stock options (as converted to common stock)	5,479,355	5,645,420
Unvested restricted stock	612,366	612,366
	12,987,063	13,153,128

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed and consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (Form 10-Q). Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk factors” in this Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described below.

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

We have established two off the shelf viral immunotherapy platforms based on novel, genetically modified adenovirus and herpes simplex virus (HSV) constructs, respectively.

Our most advanced product candidate, CAN-2409, is an off-the-shelf adenovirus product candidate which is combined with the prodrug, valacyclovir, that has generated promising clinical activity across a range of solid tumor indications. CAN-2409 is currently being studied in the following ongoing clinical trials:

•
Prostate Cancer
o
a pivotal Phase 3 randomized, triple-blinded and placebo-controlled clinical trial in the United States under a Special Protocol Assessment (SPA), with the U.S. Food and Drug Administration (FDA) evaluating 711 patients with newly diagnosed, localized prostate cancer who have an intermediate or high-risk for progression. We completed enrollment of this trial in September 2021 and we expect to present topline data at the end of 2024.
o
a Phase 2 randomized, double blind, placebo-controlled clinical trial in the United States evaluating 187 patients with low-to-intermediate risk, localized prostate cancer undergoing active surveillance. We completed enrollment of this trial in June 2019 and we expect topline data from this clinical trial to be available in the fourth quarter of 2024.
•
Non-Small Cell Lung Cancer (NSCLC)– an open-label Phase 2 clinical trial in the United States evaluating CAN-2409 plus valacyclovir in combination with continued PD-(L)1 checkpoint inhibitors in 80 patients with stage III/IV NSCLC who have inadequate response to PD-(L)1 checkpoint inhibitor treatments. In April 2023, we announced that the FDA had granted fast track designation for CAN-2409 + valacyclovir in combination with pembrolizumab in order to improve survival or delay progression in patients with Stage III (not candidates for curative intent) or Stage IV NSCLC, who are resistant to first line PD-(L)1 inhibitor therapy and who do not have activating molecular driver mutations or have progressed on directed molecular therapy. We reported initial data from this clinical trial at the American Society for Clinical Oncology (ASCO) 26th Annual Meeting in June 2022 and an update during our Research and Development Day in December 2022, demonstrating the following:
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
Favorable safety/tolerability data with most treatment-related adverse events being grade 1/2

In June 2023, we will present a trials in progress poster detailing the clinical trial's design, protocol, and dosing regimen at the 2023 ASCO 27th Annual Meeting. We anticipate presenting additional updated clinical data from this ongoing clinical trial in the third quarter of 2023.

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

Our lead HSV-based product candidate, CAN-3110, is currently in an ongoing investigator-sponsored Phase 1 clinical trial in our initial target indication of recurrent high-grade glioma (HGG). These patients have failed standard of care treatment and have a poor prognosis. Initial clinical data from this clinical trial was presented in an oral presentation at the ASCO 25th Annual Meeting in June 2021, and additional biomarker data was reported in an oral presentation at the Society for Neuro-Oncology 2th Annual Meeting in November 2021. During our Research and Development Day in December 2022, we presented updated data demonstrating that CAN-3110 treatment was well tolerated with no observed dose-limiting toxicity; achieved 11.6 months mOS with a single dose; and showed evidence of persistent HSV-1 antigen and HSV-1 replication consistent with mechanism of action as well as robust evidence of immune activation. In May 2023, we anticipate presenting new clinical data from this ongoing study in an oral presentation at the American Society of Gene & Cell Therapy 26th Annual Meeting.

We are currently pursuing a repeat dosing regimen of CAN-3110 (up to six injections over four months) in patients with recurrent HGG supported by the Break Through Cancer foundation.

We are also designing other novel viral immunotherapy candidates using our proprietary enLIGHTEN™ Discovery Platform, a systematic, iterative HSV-based discovery platform leveraging human biology and advanced analytics to create new viral immunotherapy candidates for solid tumors. In October 2022, we entered into a collaboration with the University of Pennsylvania (UPenn) Center for Cellular Immunotherapies to study the impact of novel viral immunotherapy candidates based on Candel’s enLIGHTEN™ Discovery Platform to strengthen the activity of UPenn’s investigational CAR-T cell therapies in difficult to treat solid tumors.

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

Our cash and cash equivalents were $59.3 million as of March 31, 2023. In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification, 205-40, Presentation of Financial Statements - Going Concern, we are required to assess our ability to continue as a going concern for the one-year look forward period following the date that the condensed consolidated financial statements are issued. Based on our current operating plan and existing cash and cash equivalents, we determined that substantial doubt exists regarding our ability to continue as a going concern for the one-year period following the date these condensed consolidated financial statements are issued. To sustain its future operations beyond such one-year period, we will require additional funding. We expect to finance our cash needs through a combination of public or private equity or debt financings, government grants, and other sources, which may include collaborations, strategic alliances and licensing arrangements with third parties. There is no assurance that we will be successful in obtaining sufficient funding on acceptable terms, if at all, and could be forced to delay, reduce, or eliminate some or all of its research, clinical trials, product development or future commercialization efforts, which could materially adversely affect our business prospects or our ability to continue as a going concern.

The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Ventagen. On March 1, 2014, we entered into an exclusive license agreement (the Ventagen Agreement) with Ventagen a related party. The Ventagen Agreement provides Ventagen an exclusive license, with rights to grant sublicense (subject to certain terms and conditions) under any worldwide patent rights and know-how owned or controlled by us during the term of the Ventagen Agreement which cover applicable technology utilizing the delivery method of the herpes derived TK protein to tumors or other tissues via a viral vector (as further specified therein), to research, use, have used, import, have imported, export, have exported, offer for sale, have sold, sell, distribute and market certain products for the prevention or treatment of cancer in humans and any use in animals (or the Field of Use), or the Licensed Products, for commercial sale and distribution within

Mexico, Belize, Guatemala, Honduras, El Salvador, Costa Rica, Nicaragua, Panama, Colombia and Bolivia. Ventagen is 49.5% owned by certain of our stockholders.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from sales of products in the foreseeable future. We are recognizing as research and development service revenue $1.0 million that we received in 2014 and 2015 from Ventagen for an exclusive license to develop products for commercial sale and development within certain countries. We recognized revenue over the period during which we provided services under the license agreement, and the revenue has been fully recognized as of December 31, 2022.

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
•
our ability to enter into agreements with CMOs for the commercial manufacture of our product candidate CAN-2409 and the clinical-scale manufacture of our product candidate CAN-3110 as well as complete the development, construction and qualification of our clinical manufacturing capabilities, internally or through CMOs;
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

Grant Income

Grant income consists of amounts received under a grant from the Massachusetts Life Sciences Center.

Interest Income (Expense), net

Interest income (expense), net consists of amounts earned on investment of cash equivalents and is net of interest payments made on our debt.

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

As of December 31, 2022, we had federal net operating loss carryforwards (NOLs) of approximately $65.9 million and state NOLs of approximately $61.9 million which may be available to offset future taxable income. Our federal NOLs include $8.8 million available to reduce future taxable income through 2028 and approximately $57.1 million of NOLs that do not expire and are available to reduce future taxable income indefinitely. The state NOLs are available to offset future taxable income through 2032. As of December 31, 2022, we also had federal and state research and development tax credit carryforwards of $3.4 million and $1.8 million, respectively, which are available to offset federal and state tax liabilities through 2036 and 2028, respectively.

Realization of future tax benefits is dependent on many factors, including our ability to generate taxable income within the NOL period. Our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and certain tax credits. Management has considered our history of cumulative net losses incurred since inception, as well as our lack of product revenue since inception, and has determined that it is more likely than not that we will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at March 31, 2023 and December 31, 2022.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED MARCH 31,		INCREASE/
	2023	2022	(DECREASE)
Research and development service revenue	$—	$31	$(31)
Operating expenses:
Research and development	5,469	5,417	52
General and administrative	4,164	3,600	564
Total operating expenses	9,633	9,017	616
Loss from operations	(9,633)	(8,986)	(647)
Grant income	12	—	12
Interest income (expense), net	102	(175)	277
Change in fair value of warrant liability	724	8,287	(7,563)
Net loss	$(8,795)	$(874)	$(7,921)

Revenue

We had research and development service revenue of zero and $31,000 for the three months ended March 31, 2023 and 2022, respectively. This represents the recognition as research and development service revenue of a portion of the $1.0 million up-front license fee that we received in 2014 and 2015 from Ventagen, a related party, which is being recognized over the period during which we provide the services, and has been fully recognized as of December 31, 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED MARCH 31,		INCREASE
	2023	2022	(DECREASE)
Employee-related	$3,425	$3,752	$(327)
Clinical development	1,361	1,038	323
Depreciation of fixed assets	227	165	62
Occupancy	140	114	26
Recruiting	93	79	14
Pre-clinical research	92	200	(108)
Other	131	69	62
	$5,469	$5,417	$52

Research and development expenses increased $52,000 from $5.4 million for the three months ended March 31, 2022 to $5.5 million for the three months ended March 31, 2023. The increase was primarily attributable to $0.3 million increase in clinical development costs which was driven by increased manufacturing and regulatory costs in support of CAN-2409 programs, a $62,000 increase in depreciation expense, and a $62,000 increase in other expenses which was primarily driven by losses on the sale of equipment. These increases were partially offset by a $0.3 million decrease in employee compensation which was primarily driven by a decrease of $0.9 million of severance costs, which was partially offset by increased employee compensation costs due to increased research and development headcount. The overall increase in research and development expense was also partially offset by a decrease of $0.1 million in pre-clinical research costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED MARCH 31,		INCREASE
	2023	2022	(DECREASE)
Employee-related	$2,254	$1,571	$683
Professional and consulting fees	1,166	1,040	126
Insurance	449	700	(251)
Recruiting	43	75	(32)
Occupancy	41	48	(7)
Other	211	166	45
	$4,164	$3,600	$564

General and administrative expenses increased $0.6 million from $3.6 million for the three months ended March 31, 2022 to $4.2 million for the three months ended March 31, 2023. The increase was primarily attributable to a $0.7 million increase in employee compensation costs due to increased general and administrative headcount, $0.4 million of severance costs, and a $0.1 million increase in professional and consulting fees. These increases were partially offset by a $0.3 million decrease in the cost of directors and officers insurance.

Grant Income

Grant income was $12,000 and zero for the three months ended March 31, 2023 and 2022, respectively. Grant income for the three months ended March 31, 2023 relates to the recognition of income from a grant from the Massachusetts Life Sciences Center.

Interest Income (Expense), Net

Interest income was $102,000 for the three months ended March 31, 2023 compared to interest expense of $0.2 million for the three months ended March 31, 2022 and represents earnings on our cash equivalents net of interest expense on outstanding debt obligations. The increase in interest income (expense), net is the result of higher interest rates for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Change in Fair Value of Warrant Liability

The change in fair value of our warrant liability was a decrease of $0.7 million for the three months ended March 31, 2023, compared to a decrease of $8.3 million for the three months ended March 31, 2022. The change in fair value of the warrant liability is primarily driven by changes in the underlying value of our stock price.

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

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from government grants and proceeds from the sale of convertible notes, common stock, and our convertible preferred stock. As of March 31, 2023, we have raised approximately $160.6 million, including $15.4 million of government grants, $66.1 million from the sale of convertible preferred stock, and $79.1 million from the sale of our common stock in our IPO. Our cash and cash equivalents totaled $59.3 million as of March 31, 2023. We had $21.0 million of debt as of March 31, 2023.

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

As of the date of this Form 10-Q, we had an accumulated deficit of $107.9 million and have not generated any product sales. We do not know when, or if, we will generate revenue from product sales. We will not generate significant revenue from product sales unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical and contract manufacturing costs, legal and other regulatory expenses, and general overhead costs. We expect that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to risks in the development of our products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research, clinical trials, product development or future commercialization efforts.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Net cash used in operating activities	$(10,819)	$(8,053)
Net cash provided by (used in) investing activities	19	(171)
Net cash provided by financing activities	—	19,916
Net increase (decrease) in cash and cash equivalents	$(10,800)	$11,692

Cash Flows for the three months ended March 31, 2023 and 2022

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $10.8 million, primarily consisting of a net loss of $8.8 million as we incurred expenses associated with our clinical programs, increased our headcount and incurred costs associated with operating as a public company. In addition, we had non-cash income of $0.7 million as a result of the change in the fair value of our warrant liability. Non-cash income was offset by $1.2 million in non-cash charges primarily related to depreciation and non-cash stock compensation expense. Net cash used in operating activities was also impacted by $2.5 million in changes in operating assets and liabilities, primarily driven by a decrease of $1.8 million in accrued expenses and a $0.7 million increase to prepaid expenses and other current assets.

Net cash used in operating activities for the three months ended March 31, 2022 was $8.1 million, primarily consisting of a net loss of $0.9 million as we incurred expenses associated with our clinical programs and we increased our headcount. In addition, we had non-cash income of $8.3 million as a result of the change in the fair value of our warrant liability. Non-cash income was partially offset by $0.8 million in non-cash charges primarily related to depreciation and non-cash stock compensation expense. Net cash used in operating activities was also impacted by $0.3 million in changes in operating assets and liabilities, primarily driven by a decrease of $1.0 million in prepaids and other current assets, which was partially offset by an increase in $0.6 million in accounts payable.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 was $19,000 and consisted of proceeds from the sale of fixed assets, which was partially offset by the purchase of fixed assets.

Net cash used in investing activities for the three months ended March 31, 2022 was $0.2 million and consisted of the purchase of fixed assets.

Financing Activities

There were no financing activities for the three months ended March 31, 2023.

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
•
We believe that our existing cash and cash equivalents as of March 31, 2023, will enable us to fund our operating expenses and capital expense requirements into the second quarter of 2024. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.
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

Contractual Obligations and Commitments

Our primary contractual obligations are our facility lease, the Loan Agreement with SVB, and the Periphagen Note. The table below summarizes the contractual obligations that will become due as of March 31, 2023 (in thousands):

	PAYMENTS DUE BY PERIOD
	(in thousands)
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS
Operating lease obligation (1)	$2,064	$586	$1,218	$260
Loan Agreement with SVB (2)	24,044	3,706	20,338	—
Periphagen Note (3)	1,000	—	—	1,000
Total	$27,108	$4,292	$21,556	$1,260

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

See our financial statements and related footnotes elsewhere in this Form 10-Q for additional information on these agreements.

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

Inflation

Inflation has increased during the periods covered by this Form 10-Q, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our product components, interest rates and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the future, especially if inflation rates continue to rise.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated under the laws of the State of Delaware in June 2003. Since inception, we have focused substantially all of our efforts and financial resources on raising capital and developing our initial product candidates. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors in private equity financings and from the proceeds of the initial public offering of our common stock (the IPO). From our inception through March 31, 2023, we raised an aggregate of $145.2 million of gross proceeds from such transactions. In addition, in February 2022, we borrowed $20.0 million under the Loan Agreement with SVB. As of March 31, 2023, our cash and cash equivalents were $59.3 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $107.9 million as of March 31, 2023. For the three months ended March 31, 2023 and 2022, we reported net losses of $8.8 million and $0.9 million, respectively. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to do so in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

There is substantial doubt regarding our ability to continue as a going concern. We will need to raise substantial additional funding, which may not be available on acceptable terms, or at all. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate some of our product development programs or commercialization efforts.

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
•
the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates; and
•
the impact of the COVID-19 pandemic or any future public health crisis, which may exacerbate the magnitude of the factors discussed above.

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

As of March 31, 2023, our cash and cash equivalents were $59.3 million. Based on our current business plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the quarter ended March 31, 2023 are issued and we need to raise significant amounts of additional funding to complete all of our ongoing trials and execute on our business plan. Financing may not be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. In addition, our efforts to raise additional capital may divert our management from their day-to-day activities, which may adversely affect our ability to develop our product candidates in a timely manner.

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

If we are unable to obtain adequate funding on a timely basis, we may be required to revise our business plan and strategy and potentially curtail, delay, or discontinue one or more of our clinical trials, our research efforts, product development, future commercialization efforts, or may result in our being unable to expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition and results of operations could be materially affected.

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

In addition, our product candidates are live, gene-modified viruses for which the FDA, the European Medicines Agency (EMA) and other comparable foreign regulatory authorities and other public health authorities, such as the Centers of Disease Control and Prevention and hospitals involved in clinical studies, have established additional safety and contagion rules and procedures, which could establish additional hurdles for the development, manufacture or use of our vectors. These hurdles may lead to delays in the conduct of clinical trials or in obtaining regulatory approvals for further development, manufacturing or commercialization of our product candidates. We may also experience delays in transferring our process to commercial partners, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

Furthermore, there has been limited historical clinical trial experience for the development of products that utilize the adenovirus. Moreover, the design and conduct of our clinical trials differs from the design and conduct of previously conducted clinical trials in this area. In particular, regulatory authorities in the United States and in other jurisdictions, including Europe, have not issued definitive guidance as to how to measure and demonstrate efficacy in newly diagnosed localized prostate cancer in intermediate- to high-risk patients in combination with the standard of care. As a result, there is substantial risk that the design or outcomes of our clinical trials will not be satisfactory to support marketing approval. For example, the endpoint in our Phase 3 clinical trial investigating CAN-2409 in prostate cancer is a disease-free survival (DFS) endpoint with final results expected 24 months after last patient treated, which has not been utilized in prior trials and may not be accepted by regulators as a basis for approval despite the existence of the SPA. Even if this type of novel endpoint is accepted as a basis for approval in the United States, we cannot be certain that regulators outside of the United States will accept such endpoints or will not require us to conduct additional validation studies to support the suitability of such endpoints for approval in these jurisdictions.

We are developing, and in the future may develop, other product candidates, in combination with other therapies, which exposes us to additional risks related to any prodrugs or any agents used in combination with our product candidates.

Our CAN-2409 product candidate is being developed to be used in combination with the prodrug valacyclovir, which is an oral small molecule drug marketed for treatment of herpes infections. In the future, we may develop other product candidates to be used with one or more currently approved other therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

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
•
the risk that patients enrolled in clinical trials will drop out of the clinical trials before clinical trial completion; and
•
factors we may not be able to control, such as the COVID-19 pandemic or any future public health crisis, that may limit patient participation, hiring of principal investigators or staff or clinical site availability.

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

Some of the products and therapies developed by our competitors are based on scientific approaches that are the same as or similar to our approach, including with respect to the use of viral immunotherapy with adenovirus and HSV. Other competitive products and therapies are based on entirely different approaches. We are aware that Oncorus, Replimune, Amgen, ImmVira, FerGene and IconOVir, among others, are developing viral immunotherapies that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

The FDA’s agreement to a Special Protocol Assessment with respect to the study design of our pivotal Phase 3 clinical trial of CAN-2409 in newly diagnosed localized prostate cancer in intermediate and high-risk patients does not guarantee any particular outcome from regulatory review, including ultimate approval, and may not lead to a successful review or approval process.

We have obtained agreement from the FDA on the design and size of our pivotal Phase 3 clinical trial of CAN-2409 in newly diagnosed localized prostate cancer in intermediate- and high-risk patients in combination with the standard of care through a Special Protocol Assessment (SPA). The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs and biologics by allowing the FDA to evaluate the proposed design and size of certain clinical or animal studies, including clinical trials that are intended to form the primary basis for determining a product candidate’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding protocol design and scientific and regulatory requirements. The FDA aims to complete SPA reviews within 45 days of receipt of the request. The FDA ultimately assesses whether specific elements of the protocol design of the trial, such as entry criteria, dose selection, endpoints and/or planned analyses, are acceptable to support regulatory approval of the product with respect to the effectiveness of the indication studied. All exchanges between the FDA and the sponsor regarding an SPA must be clearly documented in an SPA letter or the minutes of a meeting between the sponsor and the FDA.

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

If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA fast track designation for a particular indication. We have been granted fast track designation for the use of CAN-2409 for the treatment of localized, primary prostate cancer in combination with radiation therapy to improve the local control rate and with valacyclovir in combination with pembrolizumab in order to improve survival or delay progression in patients with stage III/IV NSCLC who are resistant to first line PD-(L)1 inhibitor therapy and who do not have activating molecular driver mutations or have progressed on directed molecular therapy. We may also seek fast track designation for CAN-3110 or certain of our future product candidates or for CAN-2409 in additional indications, as appropriate. However, there is no assurance that the FDA will grant this status to CAN-3110, CAN-2409, or any of our proposed product candidates. Marketing applications filed by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even though we have received fast track designation for CAN-2409 and even if we do receive fast track designation for CAN-3110 or any other of our future product candidates or for CAN-2409 in additional indications, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any fast track designation at any time.

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

The FDA or comparable foreign regulatory authorities may require us to file separate INDs for additional clinical trials we plan to conduct with our current lead product candidates, CAN-2409 and CAN-3110. We may not be able to file any additional INDs required for our current product candidates and any future product candidates on the timelines we expect. For example, we may experience delays if we are unable to access earlier data from inactive or withdrawn INDs. Moreover, we cannot be sure that submission of an IND will result in the FDA or comparable foreign regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the expected timelines to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. There are similar risks related to the review and authorization of our protocols and amendments by comparable foreign regulatory authorities.

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

Risks Related to Employee Matters, Managing Growth and General Business Operations

The COVID-19 pandemic or any future public health crisis may affect our ability to complete our ongoing clinical trials and initiate and complete other preclinical studies, planned clinical trials or future clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations. In addition, this pandemic caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.

The COVID-19 pandemic caused many governments to implement measures to slow the spread of COVID-19 through quarantines, travel restrictions, heightened border scrutiny and other measures. The COVID-19 pandemic and government measures taken in response also had a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages occurred; supply chains have been disrupted; facilities and production were suspended; and demand for certain goods and services, such as medical services and supplies, spiked, while demand for other goods and services, such as travel fell. While the impact of the COVID-19 pandemic on our operations to date has not been material, the future progression of the COVID-19 pandemic and its effects on our business and operations are uncertain.

The extent to which COVID-19 or any future public health crisis may in the future have an impact on our operations or those of the third parties on which we rely depends on many factors, which are highly uncertain and cannot be predicted with confidence.

Additionally, the conduct of our clinical trials, preclinical studies and manufacturing activities is dependent upon the availability of clinical trial sites, CROs, CMOs, researchers and investigators, regulatory agency personnel and logistics providers, all of which may in the future be adversely affected by the COVID-19 pandemic or any future public health crisis.

Any negative impact that the COVID-19 pandemic or any future public health crisis may have on enrolling or retaining patients in our clinical trials, the ability of our suppliers to provide materials for our product candidates, or the regulatory review process could cause delays with respect to product development activities, which could materially and adversely affect our ability to obtain marketing approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital, and have a material adverse effect on our financial results.

The COVID-19 pandemic caused significant disruptions in the financial markets, and the COVID-19 pandemic or any future public health crisis may cause disruptions in the future, which could adversely impact our ability to raise additional funds through public offerings or private placements and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the COVID-19 pandemic or any future public health crisis could impact economies worldwide in the future, which could result in adverse effects on our business and operations.

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

If we identify material weaknesses in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the market price of our common stock.

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

We cannot assure you that we will not identify material weaknesses in our internal control over financial reporting. In addition, our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting in accordance with the provisions of the SOX Act because no such evaluation has been required. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the SOX Act, one or more material weaknesses may have been identified. If future material weaknesses are identified in our internal control over financial reporting, or if we otherwise fail to maintain an effective system of internal controls, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and the market price of our common stock may decline as a result.

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

As of May 3, 2023, Estuardo Aguilar-Cordova and Laura Aguilar beneficially owned 6,216,971 shares of our common stock, or approximately 21.5% of our total outstanding capital stock as of such date. Accordingly, they will continue to have significant influence over all business decisions, including with respect to such matters as amendments to our charter, other fundamental corporate transactions, such as mergers, asset sales, and the sale of the Company, and otherwise will be able to influence our business and affairs. In connection with the IPO, we adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions.

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

Furthermore in the United States, patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. Under the Leahy-Smith America Invents Act (the America Invents Act), enacted in 2013, the United States moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are unclear as the USPTO continues to develop new regulations and procedures in connection with the America Invents Act. In addition, the patent positions of companies in the development and commercialization of biopharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could increase the uncertainties and costs surrounding the prosecution of our patent applications and have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

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

In addition, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. The extent to which the COVID-19 pandemic further impacts our business, including our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence. Such factors include, but are not limited to, the duration of the outbreak, the impact of variants, travel restrictions, quarantines, shelter-in-place orders and social distancing, business closures or business disruptions, the adoption and effectiveness of vaccines and vaccine distribution efforts, and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of May 3, 2023, we have a total of 28,919,810 shares of common stock outstanding.

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

The existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 59.2% of our outstanding common stock with Estuardo Aguilar-Cordova and Laura Aguilar (together, both directly and indirectly) beneficially owning approximately 21.5% of our outstanding common stock, and with entities and persons affiliated with PBM Capital Group, LLC (PBM Capital), beneficially owning approximately 29.4% of our outstanding common stock. In addition, Diem Nguyen, who is a member of our Board of Directors, is currently Chief Executive Officer of Xalud Therapeutics, Inc., which is majority-owned by PBM Capital. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by

•
delaying, deferring or preventing a change of control of us;
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

Candel Therapeutics, Inc.

Date: May 11, 2023	By:	/s/ Paul Peter Tak
Paul Peter Tak
President and Chief Executive Officer

Date: May 11, 2023	By:	/s/ Jason A. Amello
Jason A. Amello
Chief Financial Officer (Principal financial officer and principal accounting officer)