Form 10-Q
period 2023-06-30
Candel Therapeutics, Inc.
filed 2023-08-10
CIK 1841387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 2, 2023, the registrant had 28,919,810 shares of common stock, $0.01 par value per share, outstanding.

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
•
the effects of any future public health crisis, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations;
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

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Candel Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	JUNE 30, 2023 (Unaudited)	DECEMBER 31, 2022
Assets
Current assets:
Cash and cash equivalents	$51,894	$70,058
Prepaid expenses and other current assets	1,468	1,887
Total current assets	53,362	71,945
Fixed assets, net	3,981	4,424
Lease right of use assets	940	1,056
Restricted cash	266	266
Other assets	159	—
Total assets	$58,708	$77,691
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$480	$380
Accrued expenses	3,495	4,723
Current portion of term loan payable to a bank	3,652	—
Current portion of lease liability	488	464
Other current liabilities	48	48
Total current liabilities	8,163	5,615
Deferred revenue	120	144
Term loan payable to a bank	16,703	20,202
Other long-term debt	700	648
Lease liability, net of current portion	1,237	1,486
Warrant liability	1,014	1,882
Total liabilities	27,937	29,977
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued or outstanding at June 30, 2023 and December 31, 2022, respectively.	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at June 30, 2023 and December 31, 2022; 29,042,418 shares issued at June 30, 2023 and December 31, 2022; 28,919,810 shares outstanding at June 30, 2023 and December 31, 2022.	290	290
Treasury stock (at cost)	(448)	(448)
Additional paid-in capital	148,427	146,961
Accumulated deficit	(117,498)	(99,089)
Total stockholders’ equity	30,771	47,714
Total liabilities and stockholders’ equity	$58,708	$77,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Research and development service revenue, related party	$—	$31	$—	$63
Operating expenses:
Research and development	5,934	5,022	11,403	10,438
General and administrative	3,645	3,762	7,809	7,364
Total operating expenses	9,579	8,784	19,212	17,802
Loss from operations	(9,579)	(8,753)	(19,212)	(17,739)
Other income (expense):
Grant income	12	—	24	—
Interest income	453	70	1,164	71
Interest expense	(644)	(435)	(1,253)	(611)
Change in fair value of warrant liability	144	4,969	868	13,256
Total other income (expense), net	(35)	4,604	803	12,716
Net loss	$(9,614)	$(4,149)	$(18,409)	$(5,023)
Net loss per share, basic and diluted	$(0.33)	$(0.14)	$(0.64)	$(0.17)
Weighted-average common shares outstanding, basic and diluted	28,919,810	28,810,224	28,919,810	28,750,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel ThErapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2022	29,042,418	$290	(122,608)	$(448)	$146,961	$(99,089)	$47,714
Stock-based compensation	—	—	—	—	1,544	—	1,544
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	—	(18,409)	(18,409)
Balance, June 30, 2023	29,042,418	$290	(122,608)	$(448)	$148,427	$(117,498)	$30,771

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, March 31, 2023	29,042,418	$290	(122,608)	$(448)	$147,694	$(107,884)	$39,652
Stock-based compensation	—	—	—	—	746	—	746
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	(9,614)	(9,614)
Balance, June 30, 2023	29,042,418	$290	(122,608)	$(448)	$148,427	$(117,498)	$30,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel ThErapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2021	28,689,842	$286	—	$—	$144,146	$(80,295)	$64,137
Options exercised	324,675	4	—	—	472	—	476
Treasury stock acquired	—	—	(122,608)	(448)	—	—	(448)
Stock-based compensation	—	—	—	—	1,552	—	1,552
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(622)	—	(622)
Net loss	—	—	—	—	—	(5,023)	(5,023)
Balance, June 30, 2022	29,014,517	$290	(122,608)	$(448)	$145,548	$(85,318)	$60,072

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, March 31, 2022	28,693,151	$287	—	$—	$144,644	$(81,169)	$63,762
Options exercised	321,366	3	—	—	467	—	470
Treasury stock acquired	—	—	(122,608)	(448)	—	—	(448)
Stock-based compensation	—	—	—	—	724	—	724
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(287)	—	(287)
Net loss	—	—	—	—	—	(4,149)	(4,149)
Balance, June 30, 2022	29,014,517	$290	(122,608)	$(448)	$145,548	$(85,318)	$60,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(18,409)	$(5,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	466	352
Loss on the sale of fixed assets	74	—
Non-cash stock compensation expense	1,466	930
Non-cash lease expense	116	101
Non-cash interest expense	51	44
Change in fair value of warrant liability	(868)	(13,256)
Accretion of debt discount	154	115
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	419	1,760
Other assets	(159)	—
Accounts payable	87	(161)
Accrued expenses	(1,162)	276
Deferred revenue	(24)	(63)
Lease liability	(225)	(225)
Net cash used in operating activities	(18,014)	(15,150)
Cash Flows from Investing Activities:
Purchase of fixed assets	(307)	(806)
Proceeds from the sale of fixed assets	157	—
Net cash used in investing activities	(150)	(806)
Cash Flows from Financing Activities:
Net proceeds from bank term loan	—	19,910
Proceeds from option exercises	—	28
Net cash provided by financing activities	—	19,938
Net increase (decrease) in cash	(18,164)	3,982
Cash, cash equivalents and restricted cash at beginning of period	70,324	83,066
Cash, cash equivalents and restricted cash at end of period	$52,160	$87,048
Supplemental cash flow information:
Cash paid for taxes	$168	$133
Cash paid for interest	$1,037	$328
Supplemental disclosures of non-cash information:
Lease liability arising from obtaining right-of-use assets	$—	$2,368
Capital expenditures in accounts payable and accrued expenses	$16	$254
Common stock exchange for option exercise	$—	$448

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Candel Therapeutics, Inc., formerly known as Advantagene, Inc. (the Company), is a clinical stage biopharmaceutical company that was incorporated in Delaware in June 2003. On November 30, 2020, the Company changed its name to Candel Therapeutics, Inc. The Company is focused on developing off-the-shelf viral immunotherapies that elicit an individualized, systemic anti-tumor immune response to help patients fight cancer. The Company’s engineered viruses are designed to induce immunogenic cell death through direct viral-mediated cytotoxicity in cancer cells, thus releasing tumor neo-antigens and creating a pro-inflammatory microenvironment at the site of injection. This leads to in-situ vaccination against the injected tumor and uninjected distant metastases. The Company has established two off-the-shelf viral immunotherapy platforms and its two product candidates, CAN-2409 and CAN-3110, are in clinical trials for a number of tumor types. Additionally, the Company and the University of Pennsylvania (UPenn) are collaborating to study the impact of novel viral immunotherapies based on Candel's propriety enLIGHTEN™ Discovery Platform, a systematic, iterative herpes simplex virus based platform leveraging human biology and advanced analytics, to strengthen the effects of UPenn's investigational CAR-T cell therapies in solid tumors.

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

Since inception, the Company has funded its operations primarily with proceeds from the sale of its convertible notes and capital stock and from debt borrowings. The Company has incurred recurring losses since its inception, including a net loss of $18.4 million and $5.0 million for the six months ended June 30, 2023 and 2022, respectively. In addition, as of June 30, 2023, the Company had an accumulated deficit of $117.5 million. The Company expects to continue to generate operating losses for the foreseeable future.

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

The Company’s cash and cash equivalents were $51.9 million as of June 30, 2023. In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification, 205-40, Presentation of Financial Statements - Going Concern, management is required to assess the Company’s ability to continue as a going concern for the one-year look forward period following the date that the condensed consolidated financial statements are issued. Based on the Company's current operating plan and existing cash and cash equivalents, the Company has determined that substantial doubt exists regarding its ability to continue as a going concern for the one-year period following the date these condensed consolidated financial statements are issued. To sustain its future operations beyond such one-year period, the Company will require additional funding. The Company expects to finance its cash needs through a combination of public or private equity or debt financings, government grants, and other sources, which may include collaborations, strategic alliances and licensing arrangements with third parties. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and could be forced to delay, reduce, or eliminate some or all of its research, clinical trials, product development or future commercialization efforts, which could materially adversely affect its business prospects or its ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (FASB). The FASB sets generally accepted accounting principles (GAAP) that the Company follows to ensure its financial condition, results of operations, and cash flows are consistently reported. References to GAAP issued by the FASB in these notes to the financial statements are to the FASB Accounting Standards Codification (ASC). The Company has reclassified certain amounts relating to its prior period results to conform to its current period presentation. These reclassifications have not changed the results of operations of prior periods.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity (deficit) for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K (Form 10-K) on file with the SEC.

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

Restricted Cash

The Company had $0.3 million of restricted cash as of both June 30, 2023 and December 31, 2022, which represents cash held as a security deposit under the terms of the Company’s Needham, Massachusetts facility lease.

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

Government grants are recorded as grant income and classified in other income in the condensed and consolidated statements of operations. The Company recognized government grants of $12,000 and $24,000 for the three and six months ended June 30, 2023, respectively. The Company did not recognize any government grants for the three and six months ended June 30, 2022. Grant income is recognized as a component of other income (expense), net in the condensed consolidated statements of operations.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC Topic 740, Income Taxes (ASC 740) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At June 30, 2023 and December 31, 2022, the Company has concluded that a full valuation allowance is necessary for its deferred tax assets (see Note 12).

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. In periods where the Company reports a net loss attributable to common stockholders, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2023 and 2022 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	FAIR VALUE MEASUREMENTS AS OF JUNE 30, 2023 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	1,014	1,014
Total	$—	$—	$1,014	$1,014

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2022 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	1,882	1,882
Total	$—	$—	$1,882	$1,882

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

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined by Level 3 inputs (in thousands):

SERIES B WARRANT LIABILITY
Balance at December 31, 2022	$1,882
Change in fair value	(868)
Balance at June 30, 2023	$1,014

4. Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	JUNE 30, 2023	DECEMBER 31, 2022
Laboratory equipment	$1,196	$1,055
Manufacturing equipment	1,059	1,201
Furniture and fixtures	159	159
Networking and computer equipment	86	81
Leasehold improvements	3,076	3,057
Total fixed assets	$5,576	$5,553
Less: accumulated depreciation	(1,595)	(1,129)
Fixed assets, net	$3,981	$4,424

Depreciation and amortization expense for the three and six months ended June 30, 2023 was $0.2 million and $0.5 million, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2022 was $0.2 million and $0.4 million, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	JUNE 30, 2023	DECEMBER 31, 2022
Payroll and employee related expenses	$1,952	$2,647
Third-party research and development expenses	1,171	1,486
Professional fees and other	372	590
	$3,495	$4,723

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

During the three and six months ended June 30, 2023, the Company recorded interest expense relating to the Loan Agreement of $0.6 million and $1.2 million, respectively. During the three and six months ended June 30, 2022, the Company recorded interest expense relating to the Loan Agreement of $0.4 million and $0.6 million, respectively. The weighted average effective interest rate as of June 30, 2023 was 10.55%.

The Company incurred $89,000 of debt issuance costs and will incur a $0.9 million final payment fee, which were recorded as debt discount and are being amortized over the term of the Loan Agreement. The scheduled principal payments and net carrying amount of the term loan are as follows (in thousands):

YEAR ENDING DECEMBER 31,
2023 (remaining six months)	$—
2024	8,870
2025	10,232
2026	898
Total principal	20,000
Final payment fee	900
Less: debt discount	(989)
Accretion of debt discount	444
Net carrying amount	20,355
Less current portion	(3,652)
Long-term portion	$16,703

The carrying amount of the Company's term loan approximates fair value.

7. Other Long-Term Debt

Periphagen Note

On December 9, 2019, the Company entered into a series of asset purchase agreements with Periphagen, Inc. (Periphagen), a biopharmaceutical company focused on the development of gene therapy vectors. Under the terms of the asset purchase agreements, the Company assumed a $1.0 million promissory note bearing a contractual interest rate of 2% compounded annually, with the outstanding balance and accrued interest due upon maturity in November 2027, with no interim installments due. The estimated market rate for the Company for an unsecured loan with a maturity in November 2027 was determined to be 15.83%. Although the Company does not have a public credit rating, management estimates a CCC credit rating based on the Company’s financial position and stage of development. Using the commensurate rate for a CCC rated company and based on the amount due at maturity, the present value of the future cash outflow was determined to be $0.4 million at the transaction date. As of June 30, 2023, the carrying value of the note is $0.7 million.

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

For the three and six months ended June 30, 2023, the Company recorded $90,000 and $0.2 million, respectively, of operating lease cost and for the three and six months ended June 30, 2023, the Company has recorded $35,000 and $85,000, respectively, of variable lease cost. The total lease expense for each of the three and six months ended June 30, 2023 was $0.1 million and $0.3 million, respectively.

For the three and six months ended June 30, 2022, the Company recorded $90,000 and $0.2 million, respectively, of operating lease cost and for the three and six months ended June 30, 2022, the Company has recorded $44,000 and $92,000, respectively, of variable lease cost. The total lease expense for the three and six months ended June 30, 2022 was $0.1 million and $0.3 million, respectively.

Cash paid for amounts included in the lease liability for each of the three and six months ended June 30, 2023 and 2022 was $0.1 million and $0.3 million, respectively.

	SIX MONTHS ENDED JUNE 30,
Other Information	2023	2022
Operating cash flows used for operating leases	$289	$281
Weighted-average remaining lease term (years)	3.2	4.2
Weighted-average incremental borrowing rate	7.02%	7.02%

The future lease payments under non-cancelable leases at June 30, 2023, are as follows (in thousands):

2023	$294
2024	598
2025	613
2026	415
Total future lease payments	1,920
Less: imputed interest	(195)
Total lease liability	$1,725

9. Common Stock and Preferred Stock

Preferred Stock

The Company has authorized 10,000,000 shares of $0.01 par value preferred stock at June 30, 2023 and December 31, 2022.

Common Stock

The Company has authorized 150,000,000 shares of $0.01 par value common stock at June 30, 2023 and December 31, 2022 of which 29,042,418 were issued as of June 30, 2023 and December 31, 2022. The Company had 28,919,810 outstanding shares as of June 30, 2023 and December 31, 2022. Common shares are voting and dividends may be paid when, as and if declared by the board of directors.

Common Stock Reserved

The Company has reserved the following shares of common stock for future issuance as of:

	JUNE 30, 2023	DECEMBER 31, 2022

Stock options outstanding	6,423,535	5,645,420
Unvested restricted stock	612,366	612,366
Shares available for future grant under stock option plan	1,600,756	1,311,915
Warrants	7,507,708	7,507,708
	16,144,365	15,077,409

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

10. Warrants

The Company has the following warrants outstanding for the purchase of common stock as of June 30, 2023 and December 31, 2022:

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

The Company recorded the Series B Warrants as a component of stockholder’s equity at the time of issuance at their estimated fair value of $2.1 million and recorded the Conditional Series B Warrants as a liability on the condensed consolidated balance sheet as the number of shares used to calculate the settlement is not a fixed number of shares. The Conditional Series B Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the condensed consolidated statements of operations. The Company will continue to recognize changes in the fair value of the Conditional Series B Warrants until each Conditional Series B Warrant is exercised, expires or qualifies for equity classification. The warrant liability fair value was $1.0 million and $1.9 million as of June 30, 2023 and December 31, 2022, respectively.

NC Ohio Trust Warrants

On March 20, 2019, the Company established the NC Incorporated Ohio Trust, an irrevocable trust funded by the Company. The beneficiary in the trust agreement has provided past services to the Company for more than 15 years and is a non-employee. The warrant provides the beneficiary the right to purchase 162,740 shares of the Company’s common stock, $0.01 par value at an exercise price of $1.46 per share, subject to adjustments as specified in the warrant agreement. The Company recognizes the warrants as compensation expense within the condensed consolidated statement of operations and when the warrants are granted or at the service inception date if the service inception date precedes the grant date. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value previously used at the service inception date or subsequent reporting dates. As of June 30, 2023 and December 31, 2022, a grant date was not established as there was not a mutual understanding of key terms. The Company remeasures the fair value of the award at each reporting date, as the service date preceded the grant date. The value of the warrants for 162,740 shares of common stock was $0.2 million as of both June 30, 2023 and December 31, 2022, and was recorded as stock compensation expense within research and development expense and a credit to stockholders’ equity in the condensed consolidated financial statements.

11. Stock Options, Restricted Stock and Stock-Based Compensation

Equity Incentive Plans

The Company’s 2015 Stock Plan, as amended, (the 2015 Plan) provides for the Company to sell or issue common shares or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. The 2015 Plan is administered by the board of directors and exercise prices, vesting and other restrictions are determined at its discretion. All stock option grants are non-statutory stock options except option grants to employees intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant, as determined in good faith by the board of directors at its sole discretion. Nonqualified stock options may be granted at an exercise price established by the board of directors at its sole discretion and the vesting periods may vary. Vesting periods are generally four years and are determined by the board of directors. Stock options become exercisable as they vest. Options granted under the 2015 Plan expire no more than ten years from the date of grant. As of June 30, 2023, there are no shares available for grants under the 2015 Plan and the 2015 Plan continues to govern the terms and conditions of the outstanding awards under the 2015 Plan.

On July 14, 2021, the Company’s 2021 Equity Incentive Plan (the 2021 Plan) was approved by the Company’s stockholders, and became effective upon completion of the IPO and serves as the successor to the 2015 Plan. 4,831,345 shares of common stock are reserved under the 2021 Plan, of which 1,600,756 shares remain available for future grants as of June 30, 2023.

Stock Options

Stock option activity is summarized as follows:

	NUMBER OF STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of December 31, 2022	5,645,420	$2.77
Granted	1,248,603	1.31
Exercised	—	—
Cancelled, forfeited or expired	(470,488)	3.43
Outstanding as of June 30, 2023	6,423,535	$2.44	7.57	10,000
Exercisable as of June 30, 2023	3,252,501	$2.39	6.34	5,000
Unvested as of June 30, 2023	3,171,034	$2.49	8.83	5,000

The 2015 Plan, permits participants to use common stock they previously acquired to pay for the exercise of stock options based upon the fair value on the date of exercise. In connection with the exercise of a stock options to purchase 306,518 shares of our common stock at an exercise price of $1.46, option holders tendered 122,608 shares of our common stock previously acquired in consideration of the full aggregate exercise price in accordance with the terms of the option and the 2015 Plan. The shares tendered are recorded as treasury stock within the Company's condensed and consolidated financial statements at June 30, 2023.

The fair value of stock options granted was estimated on the grant date using the Black-Scholes option pricing model based on the following weighted-average assumptions:

SIX MONTHS ENDED JUNE 30,
	2023	2022
Expected option life (years)	5.48 - 6.08	6.02 - 6.08
Risk-free interest rate	3.50% - 4.13%	1.69% - 3.03%
Expected volatility	91.33% - 94.51%	85.09% - 86.09%
Expected dividend yield	0%	0%
Exercise price	$1.22 - $2.57	$3.24 - $5.19
Fair value of common stock	$1.22 - $2.57	$3.24 - $5.19

The total intrinsic value of stock options vested during the six months ended June 30, 2023 and 2022 was zero and $0.8 million, respectively.

Restricted Stock Units

Under the terms of the restricted stock unit agreements covering the common stock, shares of common stock related to restricted stock units are subject to time-based and performance-based vesting. The restricted stock units will immediately be forfeited to the Company if the relationship between the recipient and the Company ceases.

Restricted stock activity is summarized as follows:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Unvested at December 31, 2022	612,366	$1.71
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at June 30, 2023	612,366	$1.71

The aggregate fair value of restricted stock units that vested during the six months ended June 30, 2023 was zero.

Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 was classified in the condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Research and development	$302	$57	$613	$199
General and administrative	431	381	853	730
Total stock-based compensation expense	$733	$438	$1,466	$929

As of June 30, 2023 and 2022, total unrecognized compensation cost related to the unvested stock-based awards was $6.5 million and $7.3 million, respectively. As of June 30, 2023 and 2022, these amounts are expected to be recognized over a weighted average period of 2.49 and 2.45 years, respectively.

12. Income taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. There were no significant income tax provisions or benefits for the six months ended June 30, 2023 and 2022. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, including our ability to generate taxable income, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

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

14. Technology License Agreement

On January 20, 2018 the Company entered into an exclusive option agreement (Option Agreement) with MGB. Pursuant to the Option Agreement, the Company has obtained the exclusive right from MGB to negotiate an exclusive license to make, develop and commercialize rQNestin, a genetically modified oncolytic herpes simplex virus for the treatment of certain types of cancers. Pursuant to the Option Agreement, the Company will support a clinical trial to be conducted at MGB pursuant to the terms of a clinical trial agreement to be negotiated and the Company has committed to remitting $0.8 million in support of such clinical trial over the course of approximately three years. Upon execution of the Option Agreement, the Company remitted a non-refundable fee of $40,000 to MGB to be applied toward the Company’s on-going obligations to reimburse patent expenses. During the six months ended June 30, 2023 and 2022, the Company did not expense any startup and patient fees for clinical trials performed by MGB.

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

As of June 30, 2023, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. On December 15, 2022, Periphagen notified us by letter of its claim that we have failed to use commercially reasonable efforts to complete a human proof of concept clinical trial of an NT-3 Asset under an Exclusive License Agreement dated December 9, 2019 between us and Periphagen (the “Periphagen License Agreement”). On January 13, 2023, we filed a demand for arbitration against Periphagen with the American Arbitration Association, seeking a declaration that Periphagen’s December 15 letter failed to comply with the dispute and escalation provisions in the Periphagen License Agreement. On March 10, 2023, Periphagen filed its answer and counterclaims to our demand for arbitration. In its counterclaims, Periphagen sought a declaration that we have not used commercially reasonable efforts to complete a human proof of concept clinical trial of the NT-3 Asset and a declaration that any further extension of time would not be scientifically or commercially reasonable. We denied Periphagen’s counterclaims.

On June 7, 2023, the parties entered into an amendment to the Exclusive License Agreement that resolved the dispute and resulted in termination of the arbitration.

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

16. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands except per share amounts):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Numerator:	2023	2022	2023	2022
Net loss	$(9,614)	$(4,149)	$(18,409)	$(5,023)
Denominator:
Weighted-average shares of common stock outstanding - basic and diluted	28,919,810	28,810,224	28,919,810	28,750,431
Net loss per share - basic and diluted	$(0.33)	$(0.14)	$(0.64)	$(0.17)

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

	AS OF JUNE 30,
	2023	2022
Outstanding warrants for common stock	7,507,708	7,507,708
Outstanding stock options (as converted to common stock)	6,423,535	5,650,785
Unvested restricted stock	612,366	—
	14,543,609	13,158,493

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

Overview

We are a clinical stage biopharmaceutical company focused on developing off-the-shelf viral immunotherapies that elicit an individualized, systemic anti-tumor immune response to help patients fight cancer. Our engineered viruses are designed to induce a systemic anti-tumor response due to immunogenic cell death through direct viral-mediated cytotoxicity in cancer cells, thus releasing tumor neo-antigens and creating a pro-inflammatory microenvironment at the site of injection. This leads to in-situ vaccination against the injected tumor and uninjected distant metastases. Our viral immunotherapy approach utilizes intratumoral administration of genetically engineered viruses to induce tumor cell death and elicit a systemic anti-tumor response. Local delivery enables us to achieve these effects while aiming to minimize systemic toxicity. The immune cells induced by these viral immunotherapies are believed to target patients’ specific tumor antigens, potentially improving responses in immunologically “hot” tumors while at the same time infiltrating the tumor microenvironment, transforming non-inflamed “cold” tumors with limited immune response into “hot” tumors. While our product candidates are administered directly into the tumor, we have observed systemic immune response in our preclinical studies and clinical trials that may indicate the potential of our product candidates to induce systemic immune response against distal, uninjected tumors, also known as an “abscopal” effect.

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

We have established two off-the-shelf viral immunotherapy platforms based on novel, genetically modified adenovirus and herpes simplex virus (HSV) constructs, respectively.

Our most advanced product candidate, CAN-2409, is an off-the-shelf adenovirus product candidate which is combined with the prodrug, valacyclovir, that has generated promising clinical activity across a range of solid tumor indications. CAN-2409 is currently being studied in the following ongoing clinical trials:

•
Prostate Cancer
o
a pivotal Phase 3 randomized, triple-blinded and placebo-controlled clinical trial in the United States under a Special Protocol Assessment (SPA), with the U.S. Food and Drug Administration (FDA) evaluating 711 evaluable patients with newly diagnosed, localized prostate cancer who have an intermediate or high-risk for progression. We completed enrollment of this trial in September 2021, and we expect to report topline data in the fourth quarter of 2024.
o
a Phase 2 randomized, double blind, placebo-controlled clinical trial in the United States evaluating 187 patients with low-to-intermediate risk, localized prostate cancer undergoing active surveillance. We completed enrollment of this trial in May 2019, and we expect to report topline data in the fourth quarter of 2024.
•
Non-Small Cell Lung Cancer (NSCLC)– an open-label Phase 2 clinical trial in the United States evaluating CAN-2409 plus valacyclovir in combination with continued PD-(L)1 checkpoint inhibitors in approximately 80 patients with stage III/IV NSCLC who have inadequate response to PD-(L)1 checkpoint inhibitor treatments. In April 2023, we announced that the FDA granted fast track designation for CAN-2409 + valacyclovir in combination with pembrolizumab in order to improve survival or delay progression in patients with Stage III (not candidates for curative intent) or Stage IV NSCLC, who are resistant to first line PD-(L)1 inhibitor therapy and who do not have activating molecular driver mutations. We reported initial data from this clinical trial at the American Society for Clinical Oncology (ASCO) Annual Meeting in June 2022 and during our Research and Development Day in December 2022. We also presented a trials in progress poster detailing the clinical trial's design, protocol, and dosing regimen at the ASCO Annual Meeting in June 2023. Data presented to date demonstrated the following after two injections:
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
Favorable safety/tolerability data with most treatment-related adverse events being grade 1/2

We expect to announce additional clinical and immunological biomarker activity data from newly enrolled patients and additional follow-up on the 26 patients who received two injections in Cohort 2 of this ongoing clinical trial in the third quarter of 2023. Based on estimated completion of patient enrollment in Cohort 2, we expect to report topline overall survival data from this clinical trial in the second quarter of 2024. We recently added a new cohort to our Phase 2 NSCLC clinical trial to explore the effects of three injections of CAN-2409 in this patient population.

•
Pancreatic Cancer – we have initiated a randomized Phase 2 clinical trial in the United States evaluating CAN-2409 in borderline resectable pancreatic adenocarcinoma. In March 2023, in connection with our cost management and dynamic portfolio management initiatives, we elected to pause new enrollment in this randomized Phase 2 clinical trial, subject to additional funding. Despite the pause in new patient enrollment, we continue to expect to present initial overall survival and immunological biomarker clinical data in the fourth quarter of 2023. In a previous Phase 1b trial, patients with pancreatic cancer treated with CAN-2409 in addition to standard of care demonstrated a greater survival duration over the expected survival of the patients treated with the existing standard of care alone in a comparison to historical trial results. Furthermore, in the group of patients where pre- and post-treatment tumor biopsies were available, a statistically significant increase in the number of CD8+ tumor infiltrating lymphocytes was observed.

Our lead HSV-based product candidate, CAN-3110, is currently in an ongoing investigator-sponsored Phase 1 clinical trial in our initial target indication of recurrent high-grade glioma (HGG). These patients have failed standard of care treatment and have a poor prognosis (expected overall survival < 6-9 months). Initial overall survival data from this clinical trial was presented in an oral presentation at the ASCO Annual Meeting in June 2021, and additional biomarker data was reported in an oral presentation at the Society for Neuro-Oncology Annual Meeting in November 2021. During our Research and Development Day in December 2022, we presented updated data demonstrating that CAN-3110 was well tolerated with no observed dose-limiting toxicity; achieved 11.6 months median overall survival (mOS) with a single dose; and showed evidence of persistent HSV-1 antigen and HSV-1 replication consistent with mechanism of action as well as robust evidence of immune activation. In May 2023, we presented new clinical and biomarker data from this ongoing clinical trial in an oral presentation at the American Society of Gene & Cell Therapy (ASGCT) Annual Meeting. The new data demonstrated the following:

•
CAN-3110 was well tolerated without dose-limiting toxicities
•
mOS in arm A (n=41) is ongoing at 11.8 months
•
mOS in arm B (n=9) is ongoing at 12.0 months and supports the encouraging clinical activity of CAN-3110 observed in arm A
•
Responses were observed in both injected and uninjected lesions in patients with multifocal disease
•
In addition to the two patient case studies disclosed from arm A, showing remarkable tumor responses, one patient from arm B exhibited continued reduction in tumor volume approximately one year after CAN-3110 treatment. Clinical response for this patient, currently in follow-up, continues without additional treatment
•
Analysis of post treatment samples demonstrated evidence of persistent HSV antigen expression and replication in both injected and uninjected tumor tissue associated with CD8+ T cell infiltration, which may explain the clinical responses observed in uninjected tumors
•
Additional extensive biomarker studies including histology, transcriptomics, and single cell sequencing are ongoing

We are conducting an extension of the clinical trial known as Arm C, in which patients with recurrent HGG will receive a repeat dosing regimen of CAN-3110 (up to six injections over four months). Clinical data from Arm C will help evaluate whether multiple injections can increase mOS. This clinical trial extension is supported by the Break Through Cancer foundation.

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

Our cash and cash equivalents were $51.9 million as of June 30, 2023. In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification, 205-40, Presentation of Financial Statements - Going Concern, we are required to assess our ability to continue as a going concern for the one-year look forward period following the date that the condensed consolidated financial statements are issued. Based on our current operating plan and existing cash and cash equivalents, we determined that substantial doubt exists regarding our ability to continue as a going concern for the one-year period following the date these condensed consolidated financial statements are issued. To sustain its future operations beyond such one-year period, we will require additional funding. We expect to finance our cash needs through a combination of public or private equity or debt financings, government grants, and other sources, which may include collaborations, strategic alliances and licensing arrangements with third parties. There is no assurance that we will be successful in obtaining sufficient funding on acceptable terms, if at all, and could be forced to delay, reduce, or eliminate some or all of its research, clinical trials, product development or future commercialization efforts, which could materially adversely affect our business prospects or our ability to continue as a going concern.

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

On June 7, 2023, we entered into an amendment to the exclusive license agreement. Under the amendment, our rights to the NT-3 Assets and Gene Transfer Neuro-Assets reverted to Periphagen, and we no longer have any obligations (including without limitation diligence obligations and payment obligations) with respect to the NT-3 Assets or Gene Transfer Neuro-Assets. With respect to the remaining Licensed IP Rights, we retained a worldwide exclusive license with the right to grant sublicenses through multiple tiers under the Licensed IP Rights to conduct research and to develop, make, have made, use, have used, offer for sale, have sold, export and import products incorporating the Licensed IP Rights in field of the treatment, diagnosis, and prevention of oncologic diseases and conditions.

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
•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors resulting from any future public health crisis;
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

Interest Expense, net

Interest expense, net consists of interest expense on our debt and is net of amounts earned on investment of cash equivalents.

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

Realization of future tax benefits is dependent on many factors, including our ability to generate taxable income within the NOL period. Our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and certain tax credits. Management has considered our history of cumulative net losses incurred since inception, as well as our lack of product revenue since inception, and has determined that it is more likely than not that we will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at June 30, 2023 and December 31, 2022.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED JUNE 30,		INCREASE/
	2023	2022	(DECREASE)
Research and development service revenue	$—	$31	$(31)
Operating expenses:
Research and development	5,934	5,022	912
General and administrative	3,645	3,762	(117)
Total operating expenses	9,579	8,784	795
Loss from operations	(9,579)	(8,753)	(826)
Grant income	12	—	12
Interest income	453	70	383
Interest expense	(644)	(435)	(209)
Change in fair value of warrant liability	144	4,969	(4,825)
Net loss	$(9,614)	$(4,149)	$(5,465)

Revenue

We had research and development service revenue of zero and $31,000 for the three months ended June 30, 2023 and 2022, respectively. This represents the recognition as research and development service revenue of a portion of the $1.0 million up-front license fee that we received in 2014 and 2015 from Ventagen, a related party, which was recognized over the period during which we provided the services, and has been fully recognized as of December 31, 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED JUNE 30,		INCREASE
	2023	2022	(DECREASE)
Employee-related	$3,303	$2,828	$475
Clinical development	1,848	1,540	308
Pre-clinical research	235	176	59
Depreciation of fixed assets	233	187	46
Occupancy	125	110	15
Recruiting	120	117	3
Other	70	64	6
	$5,934	$5,022	$912

Research and development expenses increased $0.9 million from $5.0 million for the three months ended June 30, 2022 to $5.9 million for the three months ended June 30, 2023. The increase was primarily attributable to a $0.5 million increase in employee-related costs due to an increase in research and development headcount, a $0.3 million increase in clinical development costs driven by increased manufacturing in support of CAN-2409 programs, a $59,000 increase in pre-clinical research expense, and a $46,000 increase in depreciation expense.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED JUNE 30,		INCREASE
	2023	2022	(DECREASE)
Employee-related	$1,808	$1,647	$161
Professional and consulting fees	1,032	771	261
Insurance	451	703	(252)
Recruiting	116	422	(306)
Occupancy	36	39	(3)
Other	202	180	22
	$3,645	$3,762	$(117)

General and administrative expenses decreased from $3.8 million for the three months ended June 30, 2022 to $3.6 million for the three months ended June 30, 2023. The decrease was primarily attributable to a $0.3 million decrease in recruiting costs and a $0.3 million decrease in the cost of directors and officers insurance. These decreases were partially offset by a $0.3 million increase in professional and consulting fees and a $0.2 million increase in employee compensation costs due to increased general and administrative headcount.

Grant Income

Grant income was $12,000 and zero for the three months ended June 30, 2023 and 2022, respectively. Grant income for the three months ended June 30, 2023 relates to the recognition of income from a grant from the Massachusetts Life Sciences Center.

Interest Income

Interest income was $0.5 million for the three months ended June 30, 2023, compared to interest income of $70,000 for the three months ended June 30, 2022, and represents earnings on our cash equivalents. The increase in interest income is the result of rising interest rates that have generated higher returns on our cash equivalents for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Interest Expense

Interest expense was $0.6 million for the three months ended June 30, 2023, compared to interest expense of $0.4 million for the three months ended June 30, 2022, and represents interest expense on our outstanding debt obligations. The increase in interest expense is the result of rising interest rates that are increasing the variable interest rate on our term loan for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Change in Fair Value of Warrant Liability

The change in fair value of our warrant liability was a decrease of $0.1 million for the three months ended June 30, 2023, compared to a decrease of $5.0 million for the three months ended June 30, 2022. The change in fair value of the warrant liability is primarily driven by changes in the underlying value of our stock price.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	SIX MONTHS ENDED JUNE 30,		INCREASE/
	2023	2022	(DECREASE)
Research and development service revenue	$—	$63	$(63)
Operating expenses:
Research and development	11,403	10,438	965
General and administrative	7,809	7,364	445
Total operating expenses	19,212	17,802	1,410
Loss from operations	(19,212)	(17,739)	(1,473)
Grant income	24	—	24
Interest income	1,164	71	1,093
Interest expense	(1,253)	(611)	(642)
Change in fair value of warrant liability	868	13,256	(12,388)
Net loss	$(18,409)	$(5,023)	$(13,386)

Revenue

We had research and development service revenue of zero and $63,000 for the six months ended June 30, 2023 and 2022, respectively. This represents the recognition as research and development service revenue of a portion of the $1.0 million up-front license fee that we received in 2014 and 2015 from Ventagen, a related party, which is being recognized over the period during which we provide the services, and has been fully recognized as of December 31, 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	SIX MONTHS ENDED JUNE 30,		INCREASE
	2023	2022	(DECREASE)
Employee-related	$6,728	$6,578	$150
Clinical development	3,209	2,579	630
Depreciation of fixed assets	460	352	108
Pre-clinical research	327	375	(48)
Occupancy	265	224	41
Recruiting	212	196	16
Other	202	134	68
	$11,403	$10,438	$965

Research and development expenses increased $1.0 million from $10.4 million for the six months ended June 30, 2022 to $11.4 million for the six months ended June 30, 2023. The increase was primarily attributable to a $0.6 million increase in clinical development costs which was driven by increased manufacturing and regulatory costs in support of CAN-2409 programs, a $0.2 million increase in employee-related costs due to an increase in research and development headcount, and a $0.1 million increase in depreciation expense.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	SIX MONTHS ENDED JUNE 30,		INCREASE
	2023	2022	(DECREASE)
Employee-related	$4,062	$3,219	$843
Professional and consulting fees	2,198	1,812	386
Insurance	900	1,402	(502)
Recruiting	159	496	(337)
Occupancy	76	88	(12)
Other	414	347	67
	$7,809	$7,364	$445

General and administrative expenses increased $0.4 million from $7.4 million for the six months ended June 30, 2022 to $7.8 million for the six months ended June 30, 2023. The increase was primarily attributable to a $0.8 million increase in employee compensation costs due to increased general and administrative headcount and severance costs and a $0.4 million increase in professional and consulting fees. These increases were partially offset by a $0.5 million decrease in the cost of directors and officers insurance and a $0.3 million decrease in recruiting costs.

Grant Income

Grant income was $24,000 and zero for the six months ended June 30, 2023 and 2022, respectively. Grant income for the six months ended June 30, 2023 relates to the recognition of income from a grant from the Massachusetts Life Sciences Center.

Interest Income

Interest income was $1.2 million for the six months ended June 30, 2023, compared to interest income of $71,000 for the six months ended June 30, 2022, and represents earnings on our cash equivalents. The increase in interest income is the result of rising interest rates that have generated higher returns on our cash equivalents for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Interest Expense

Interest expense was $1.3 million for the six months ended June 30, 2023, compared to interest expense of $0.6 million for the six months ended June 30, 2022, and represents interest expense on our outstanding debt obligations. The increase in interest expense is the result of rising interest rates that are increasing the variable interest rate on our term loan for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Change in Fair Value of Warrant Liability

The change in fair value of our warrant liability was a decrease of $0.9 million for the six months ended June 30, 2023, compared to a decrease of $13.3 million for the six months ended June 30, 2022. The change in fair value of the warrant liability is primarily driven by changes in the underlying value of our stock price.

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

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from government grants and proceeds from the sale of convertible notes, common stock, and our convertible preferred stock. As of June 30, 2023, we have raised approximately $160.6 million, including $15.4 million of government grants, $66.1 million from the sale of convertible preferred stock, and $79.1 million from the sale of our common stock in our IPO. Our cash and cash equivalents totaled $51.9 million as of June 30, 2023. We had $21.1 million of debt as of June 30, 2023.

On February 24, 2022, we entered into a loan and security agreement Loan Agreement with SVB pursuant to which SVB agreed to provide term loans to us in an aggregate principal amount of $20.0 million. We borrowed $20.0 million upon entering into the Loan Agreement. We could have borrowed up to an additional aggregate principal amount not to exceed $5.0 million, at any time on or prior to December 31, 2022, upon the achievement of all of the following milestones, inclusively: (a) positive Phase 2 clinical activity data from our CAN-2409 NSCLC clinical trial, (b) dosing of our first patient in our Phase 3 CAN-2409 high-grade glioma clinical trial; and (c) receipt on or prior to December 31, 2022, of net cash proceeds in an amount equal to at least $75.0 million from the issuance and sale of equity securities to investors acceptable to SVB. We did not borrow any of the additional aggregate principal amount on or prior to December 31, 2022. The term loans are secured by substantially all of our properties, rights and assets, except for its intellectual property, which is subject to a negative pledge under the Loan Agreement.

The term loans bear interest at a floating rate per annum equal to the greater of (A) 5.75% and (B) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.50%. We are required to make monthly interest payments, and commencing on February 1, 2024, 24 consecutive installments of principal plus monthly payments of accrued interest. The term loans mature on January 1, 2026. Upon repayment in full of the term loans, we will be required to pay a final payment fee equal to 4.50% of the original principal amount of any funded term loan being repaid. The Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB term loans, subject to a prepayment premium of 1% to 3% based upon the timing of the prepayment.

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

As of the date of this Form 10-Q, we had an accumulated deficit of $117.5 million and have not generated any product sales. We do not know when, or if, we will generate revenue from product sales. We will not generate significant revenue from product sales unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical and contract manufacturing costs, legal and other regulatory expenses, and general overhead costs. We expect that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to risks in the development of our products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2023	2022
Net cash used in operating activities	$(18,014)	$(15,150)
Net cash used in investing activities	(150)	(806)
Net cash provided by financing activities	—	19,938
Net increase (decrease) in cash and cash equivalents	$(18,164)	$3,982

Cash Flows for the six months ended June 30, 2023 and 2022

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $18.0 million, primarily consisting of a net loss of $18.4 million as we incurred expenses associated with our clinical programs, increased our headcount and incurred costs associated with operating as a public company. In addition, we had non-cash income of $0.9 million as a result of the change in the fair value of our warrant liability. Non-cash income was offset by $2.3 million in non-cash charges primarily related to depreciation and non-cash stock compensation expense. Net cash used in operating activities was also impacted by $1.1 million in changes in operating assets and liabilities, primarily driven by a decrease of $1.2 million in accrued expenses.

Net cash used in operating activities for the six months ended June 30, 2022 was $15.2 million, primarily consisting of a net loss of $5.0 million as we incurred expenses associated with our clinical programs, increased our headcount and incurred costs associated with operating as a public company. In addition, we had non-cash income of $13.3 million as a result of the change in the fair value of our warrant liability. Non-cash income was partially offset by $1.5 million in non-cash charges primarily related to depreciation and non-cash stock compensation expense. Net cash used in operating activities was also impacted by $1.6 million in changes in operating assets and liabilities, primarily driven by a decrease of $1.8 million in prepaids and other current assets.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was $0.2 million and consisted of the purchase of fixed assets, which was partially offset by proceeds from the sale of fixed assets.

Net cash used in investing activities for the six months ended June 30, 2022 was $0.8 million and consisted of the purchase of fixed assets.

Financing Activities

There were no financing activities for the six months ended June 30, 2023.

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
•
pursue the preclinical and clinical development of other product candidates using our enLIGHTEN™ Discovery Platform, an HSV-based platform;
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

We believe that our existing cash and cash equivalents as of June 30, 2023, will enable us to fund our operating expenses and capital expense requirements into the second quarter of 2024. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Obligations and Commitments

Our primary contractual obligations are our facility lease, the Loan Agreement with SVB, and the Periphagen Note. The table below summarizes the contractual obligations that will become due as of June 30, 2023 (in thousands):

	PAYMENTS DUE BY PERIOD
	(in thousands)
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS
Operating lease obligation (1)	$1,920	$590	$1,226	$104
Loan Agreement with SVB (2)	24,494	6,088	18,406	—
Periphagen Note (3)	1,000	—	—	1,000
Total	$27,414	$6,678	$19,632	$1,104

(1)
Represents future minimum lease payments under our operating lease for office and laboratory space at our Needham, Massachusetts facility. Our facility lease extends to August of 2026.
(2)
Represents future principal, interest payments, and the final payment fee on our Loan Agreement with SVB, which matures on January 1, 2026.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. On December 15, 2022, Periphagen notified us by letter of its claim that we have failed to use commercially reasonable efforts to complete a human proof of concept clinical trial of an NT-3 Asset under an Exclusive License Agreement dated December 9, 2019 between us and Periphagen (the “Periphagen License Agreement”). On January 13, 2023, we filed a demand for arbitration against Periphagen with the American Arbitration Association, seeking a declaration that Periphagen’s December 15 letter failed to comply with the dispute and escalation provisions in the Periphagen License Agreement. On March 10, 2023, Periphagen filed its answer and counterclaims to our demand for arbitration. In its counterclaims, Periphagen sought a declaration that we have not used commercially reasonable efforts to complete a human proof of concept clinical trial of the NT-3 Asset and a declaration that any further extension of time would not be scientifically or commercially reasonable. We denied Periphagen’s counterclaims.

On June 7, 2023, the parties entered into an amendment to the Exclusive License Agreement that resolved the dispute and resulted in termination of the arbitration.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated under the laws of the State of Delaware in June 2003. Since inception, we have focused substantially all of our efforts and financial resources on raising capital and developing our initial product candidates. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors in private equity financings and from the proceeds of the initial public offering of our common stock (the IPO). From our inception through June 30, 2023, we raised an aggregate of $145.2 million of gross proceeds from such transactions. In addition, in February 2022, we borrowed $20.0 million under the Loan Agreement with SVB. As of June 30, 2023, our cash and cash equivalents were $51.9 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $117.5 million as of June 30, 2023. For the six months ended June 30, 2023 and 2022, we reported net losses of $18.4 million and $5.0 million, respectively. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to do so in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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
•
the changing and volatile U.S. and global economic environments, including as a result of any future public health crisis;
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

The development of pharmaceutical products is capital-intensive. We are currently advancing our product candidates through clinical development across a number of potential indications. We are currently conducting a Phase 3 clinical trial for CAN-2409 as first-line treatment in newly diagnosed localized prostate cancer in intermediate to high-risk patients for which we completed enrollment in September of 2021 and expect to present topline data in the fourth quarter of 2024. Our second program using CAN-2409 is for the treatment of NSCLC. We have an ongoing Phase 2 clinical trial and we presented initial clinical data at the ASCO Annual Meeting in June 2022, an update during our Research and Development Day in December 2022, and an update about trial design and dosing regimen at the ASCO Annual Meeting in June 2023. We expect to present topline overall survival data in the second quarter of 2024. If the final data from the Phase 2 clinical trial is positive, this may warrant the initiation of a potentially registrational Phase 3 clinical trial. We are also studying CAN-2409 in a randomized Phase 2 clinical trial in borderline resectable pancreatic cancer. Consequently, we expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue our ongoing clinical trials or initiate future trials and pursue the research and development of, and seek marketing approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts, and may be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. In March 2023, in connection with our cost management and dynamic portfolio management initiatives, we elected to pause new enrollment in our Phase 2 clinical trial of CAN-2409 in borderline resectable pancreatic cancer, subject to additional funding. Despite this pause in patient enrollment, we continue to expect to present initial clinical data in the fourth quarter of 2023.

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
•
the timing of, and the costs involved in, obtaining marketing approvals for CAN-2409 in newly diagnosed localized prostate cancer, NSCLC, and borderline resectable pancreatic cancer as well as for CAN-3110 in our initial target indication of recurrent high-grade glioma (HGG) and our other potential product candidates that we may develop;

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
•
the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates; and
•
the impact of any future public health crisis, which may exacerbate the magnitude of the factors discussed above.

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

As of June 30, 2023, our cash and cash equivalents were $51.9 million. Based on our current business plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the quarter ended June 30, 2023 are issued and we need to raise significant amounts of additional funding to complete all of our ongoing trials and execute on our business plan. Financing may not be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. In addition, our efforts to raise additional capital may divert our management from their day-to-day activities, which may adversely affect our ability to develop our product candidates in a timely manner.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. We currently have a $20 million loan outstanding pursuant to a $25 million term loan facility with SVB, which was entered into in February 2022 and amended in June 2023. There can be no assurance that we will continue to have access to the balance of such loan. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, such as us, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB, and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

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

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to our CAN-2409 program, which is currently our lead product candidate. We are currently conducting, as part of our most advanced CAN-2409 program, a Phase 3 clinical trial under an SPA for CAN-2409 as first-line therapy in combination with radiotherapy in patients with newly diagnosed localized prostate cancer who have an intermediate to high-risk for progression. We completed enrollment for this trial in September 2021 and expect to report topline data at the end of 2024. We are conducting a Phase 2 clinical trial of CAN-2409 in patients with NSCLC who had an inadequate response to ICI and continue the same ICI in combination with CAN-2409. We presented initial clinical data from this clinical trial at the ASCO Annual Meeting in June 2022, an update during our Research and Development Day in December 2022, and an update on trial design and dosing regimen at the ASCO Annual Meeting in June 2023. We expect to report topline overall survival data in the second quarter of 2024. We are also studying CAN-2409 in a randomized Phase 2 clinical trial in borderline resectable pancreatic cancer, for which we elected to pause new enrollment in March 2023, subject to additional funding. Additionally, we have an ongoing investigator-sponsored Phase 1 clinical trial of CAN-3110, our most advanced HSV-based product candidate, in recurrent HGG and reported biomarker data in November of 2021. Additional data was presented at the Annual Meeting of Society for Immunotherapy of Cancer (SITC) in November 2022, during the Company's Research and Development Day on December 6, 2022, and at the American Society of Gene & Cell Therapy (ASGCT) Annual Meeting in May 2023. If CAN-2409, CAN-3110 or any other product candidate we develop encounters safety or efficacy issues, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We can provide no assurance that CAN-2409, CAN-3110 or any other product candidates we develop will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. If we were required to discontinue development of CAN-2409, CAN-3110 or any future product candidate, or if CAN-2409, CAN-3110, or any future product candidate do not receive regulatory approval or fail to achieve significant market acceptance, we would be delayed by many years in our ability to achieve profitability, if ever.

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

Our product candidates have caused side effects in clinical trials related to on-target toxicity such as fever, chills and muscle aches and other flu-like symptoms. The most common side effects observed in our clinical trials have been transient, injection site-related reactions, and flu-like symptoms. The specific symptoms are largely dependent on the tumor site (site of injection). Patients who have participated in our trials have experienced grade 3 and grade 4 treatment-related side effects, including blood abnormalities. Those include pyrexia, genitourinary toxicity, increased aspartate transaminase / alanine transaminase (AST/ALT), increased bilirubin, hemiparesis or worsening of speech impairment (in studies of HGG), insomnia, headache, wound complications, empyema, motor-neuropathy symptoms/signs, transient lymphopenia, dehydration with renal insufficiency, urinary retention, worsening abdominal pain and increased lipase. Different nomenclature for the same side effect can be used in different trials (i.e. lymphopenia or low lymphocyte count). If on-target toxicity is observed at unacceptable levels, or if our product candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In addition, our product candidates could cause undesirable side effects that we have not observed yet to date. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. In addition to our ongoing clinical trials of CAN-2409 and CAN-3110, patients have been, and may continue to be, treated with CAN-2409 and/or CAN-3110 under an expanded access or “compassionate use” program. To the extent the experiences of patients being treated in this program are inconsistent with or less favorable than the results of our ongoing or planned company-sponsored trials with CAN-2409 and/or CAN-3110, it may negatively affect perceptions of CAN-2409 and/or CAN-3110, our other product candidates, or our business. In addition, the FDA or comparable foreign regulatory authorities may require us to obtain and submit additional clinical data due to these inconsistent or unfavorable results, which could delay clinical development or marketing approval of CAN-2409 and/or CAN-3110 or potentially our other product candidates.

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

Because we have limited financial and human resources, we intend to initially focus on research programs and product candidates for a limited set of indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. For example, at the Annual Meeting of SITC in Boston in November 2022, due to promising clinical activity of CAN-3110 in recurrent HGG, we made a portfolio and resource decision to prioritize CAN-3110 in recurrent HGG and not to pursue a Phase 3 clinical trial of CAN-2409 in HGG.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of completion of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities, or as needed to provide appropriate statistical power for a given trial. In particular, because we are focused on patients with brain cancer for the development of CAN-3110, our ability to enroll eligible patients may be limited or enrollment may be slower than we anticipate due to the small eligible patient population. In addition, our ability to enroll patients may be delayed by any future public health crisis and we are unable to predict the full extent and scope of such delays.

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
•
the risk that patients enrolled in clinical trials will drop out of the clinical trials before clinical trial completion; and
•
factors we may not be able to control, such as any future public health crisis, that may limit patient participation, hiring of principal investigators or staff or clinical site availability.

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

Undesirable side effects caused by CAN-2409, CAN-3110 or any future product candidates could also result in denial of regulatory approval by the FDA or comparable foreign regulatory authorities for any or all targeted indications or the inclusion of unfavorable information in our product labeling, such as limitations on the indicated uses for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or may result in requirements for costly post-marketing testing and surveillance, or other requirements, including the submission of a Risk Evaluation and Mitigation Strategy (REMS), to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of CAN-2409, CAN-3110 and future product candidates. Any such limitations or restrictions could similarly impact any supplemental marketing approvals we may obtain for CAN-2409 and CAN-3110. Undesirable side effects may limit the potential market for any approved products or could result in restrictions on manufacturing processes, the discontinuation of the sales and marketing of the product, or withdrawal of product approvals. We could also be sued and held liable for harm caused to patients, or become subject to fines, injunctions or the imposition of civil or criminal penalties.

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

If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA fast track designation for a particular indication. We have been granted fast track designation for the use of CAN-2409 for the treatment of localized, primary prostate cancer in combination with radiation therapy to improve the local control rate and with valacyclovir in combination with pembrolizumab in order to improve survival or delay progression in patients with stage III/IV NSCLC who are resistant to first line PD-(L)1 inhibitor therapy and who do not have activating molecular driver mutations. We may also seek fast track designation for CAN-3110 or certain of our future product candidates or for CAN-2409 in additional indications, as appropriate. However, there is no assurance that the FDA will grant this status to CAN-3110, CAN-2409, or any of our proposed product candidates. Marketing applications filed by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even though we have received fast track designation for CAN-2409 and even if we do receive fast track designation for CAN-3110 or any other of our future product candidates or for CAN-2409 in additional indications, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any fast track designation at any time.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Among policy-makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. For more information, see “Business – Government Regulations – Healthcare Reform” in our annual report on Form 10-K for the year ended December 31, 2022.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. The Inflation Reduction Act of 2022 (the IRA) includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition.  If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

The GDPR imposes stringent requirements for controllers and processors of personal data of individuals within the European Economic Area (the EEA) or the UK. The GDPR applies to any company established in the EEA or UK as well as to those outside the EEA or UK if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or UK or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA Member States and the UK governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA or the UK, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (£17.5 million) or 4% of the annual global revenues of the noncompliant company, whichever is greater. Currently, the EU GDPR and UK GDPR remain largely aligned, but the UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce significant changes from the EU GDPR. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EEA and the UK, and we will need to amend our processes and procedures to align with the new framework.

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

Risks Related to Employee Matters, Managing Growth and General Business Operations

Any future public health crisis may affect our ability to complete our ongoing clinical trials and initiate and complete other preclinical studies, planned clinical trials or future clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations. In addition, any future public health crisis may cause substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.

Any future public health crisis may cause governments to implement measures to slow the spread of the public health crisis through quarantines, travel restrictions, heightened border scrutiny and other measures. Government measures taken in response to any future public health crisis may also have a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages may occur; supply chains may be disrupted; facilities and production may be suspended; and demand for certain goods and services, such as medical services and supplies, may spike, while demand for other goods and services, such as travel may fall. The extent to which any future public health crisis may in the future have an impact on our operations or those of the third parties on which we rely depends on many factors, which are highly uncertain and cannot be predicted with confidence. Additionally, the conduct of our clinical trials, preclinical studies and manufacturing activities is dependent upon the availability of clinical trial sites, CROs, CMOs, researchers and investigators, regulatory agency personnel and logistics providers, all of which may in the future be adversely affected by any future public health crisis.

Any negative impact that any future public health crisis may have on enrolling or retaining patients in our clinical trials, the ability of our suppliers to provide materials for our product candidates, or the regulatory review process could cause delays with respect to product development activities, which could materially and adversely affect our ability to obtain marketing approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital, and have a material adverse effect on our financial results.

Any future public health crisis may cause disruptions in the future, which could adversely impact our ability to raise additional funds through public offerings or private placements and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible that any future public health crisis could impact economies worldwide, which could result in adverse effects on our business and operations.

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

We are subject to many federal and state healthcare laws, such as the federal Anti-Kickback Statute, the federal civil and criminal False Claims Acts, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992 (VHCA), HIPAA, the FCPA, the ACA and similar state laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws, and regulations pertaining to fraud and abuse, reimbursement programs, government procurement, and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. In the European Union, the data privacy laws are generally stricter than those which apply in the United States and include specific requirements for the collection of personal data of European Union persons or the transfer of personal data outside of the European Union to the United States to ensure that European Union standards of data privacy will be applied to such data. For more information, see “Business – Government Regulations – Other Health Care Laws” in our annual report on Form 10-K for the year ended December 31, 2022.

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

In both domestic and foreign markets, sales of our products will depend in part upon the availability of coverage and reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers, and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new therapeutic products when more established or lower cost therapeutic alternatives are already available or subsequently become available, even if our products are alone in a class. If reimbursement is not available, or is available only to limited levels, our product candidates may be competitively disadvantaged, and we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain a market share sufficient to realize a sufficient return on our or their investments. Alternatively, securing favorable reimbursement terms may require us to compromise pricing and prevent us from realizing an adequate margin over cost. For more information, see “Business – Government Regulations – Other Health Care Laws” in our annual report on Form 10-K for the year ended December 31, 2022.

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

We also expect to develop commercial-scale manufacturing at third-party manufacturers for our product candidate CAN-2409. We may develop clinical manufacturing capabilities at our facility in Needham, Massachusetts for our product candidate CAN-3110 and we may also develop clinical-scale manufacturing for CAN-3110 at third-party manufacturers. There can be no assurance that our supply of clinical product will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified replacements. Any delays in obtaining adequate supplies of our product candidates that meet the necessary quality standards, including delays caused by any future public health crisis, may delay our development or commercialization.

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

As of August 2, 2023, Estuardo Aguilar-Cordova and Laura Aguilar beneficially owned 6,231,211 shares of our common stock, or approximately 21.5% of our total outstanding capital stock as of such date. Accordingly, they will continue to have significant influence over all business decisions, including with respect to such matters as amendments to our charter, other fundamental corporate transactions, such as mergers, asset sales, and the sale of the Company, and otherwise will be able to influence our business and affairs. In connection with the IPO, we adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions.

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

Furthermore, our licensors have, or may in the future have, the right to terminate a license if we materially breach the agreement and fail to cure such breach within a specified period or in the event we undergo certain bankruptcy events. In spite of our best efforts, our current or any future licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements. If any of our license agreements are terminated, we may lose our rights to develop and commercialize certain of our product candidates and technology, lose patent protection, experience significant delays in the development and commercialization of certain of our product candidates and technology, and incur liability for damages. If these in-licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, our competitors or other third parties could have the freedom to seek regulatory approval of, and to market, products and technologies identical or competitive to ours and we may be required to cease our development and commercialization of certain of our product candidates and technology. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses and to compete with any product candidates we may develop and our technology. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of August 2, 2023, we have a total of 28,919,810 shares of common stock outstanding.

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

The existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 59.9% of our outstanding common stock with Estuardo Aguilar-Cordova and Laura Aguilar (together, both directly and indirectly) beneficially owning approximately 21.5% of our outstanding common stock, and with entities and persons affiliated with PBM Capital Group, LLC (PBM Capital), beneficially owning approximately 29.5% of our outstanding common stock. In addition, Diem Nguyen, who is a member of our Board of Directors, is currently Chief Executive Officer of Xalud Therapeutics, Inc., which is majority-owned by PBM Capital. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by

•
delaying, deferring or preventing a change of control of us;
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

The market price of our common stock may be volatile. The stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies were highly volatile as a result of the COVID-19 pandemic and may be volatile as a result of a similar public health crisis in the future. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

3.2	Amended and Restated Bylaws of Candel Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2021)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)
10.1*#	Amendment to Exclusive License Agreement by and between Candel Therapeutics, Inc. and Periphagen, Inc., dated June 7, 2023
10.2*	First Amendment to Loan and Security Agreement by and between Candel Therapeutics, Inc. and Silicon Valley Bank, dated June 14, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Portions of this exhibit have been omitted by means of redacting a portion of the text and replacing it with “[***]” because they are both (i) not material and (ii) the type of information that the Registrant treats as private or confidential.

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

Candel Therapeutics, Inc.

Date: August 10, 2023	By:	/s/ Paul Peter Tak
Paul Peter Tak
President and Chief Executive Officer

Date: August 10, 2023	By:	/s/ Jason A. Amello
Jason A. Amello
Chief Financial Officer (Principal financial officer and principal accounting officer)