Form 10-Q
period 2023-09-30
Candel Therapeutics, Inc.
filed 2023-11-09
CIK 1841387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, the registrant had 28,919,810 shares of common stock, $0.01 par value per share, outstanding.

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

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Candel Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	SEPTEMBER 30, 2023 (Unaudited)	DECEMBER 31, 2022
Assets
Current assets:
Cash and cash equivalents	$42,983	$70,058
Prepaid expenses and other current assets	2,118	1,887
Total current assets	45,101	71,945
Fixed assets, net	3,676	4,424
Lease right of use assets	879	1,056
Restricted cash	266	266
Other assets	139	—
Total assets	$50,061	$77,691
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$250	$380
Accrued expenses	3,429	4,723
Current portion of term loan payable to a bank	6,100	—
Current portion of lease liability	500	464
Other current liabilities	48	48
Total current liabilities	10,327	5,615
Deferred revenue	108	144
Term loan payable to a bank	14,339	20,202
Other long-term debt	725	648
Lease liability, net of current portion	1,107	1,486
Warrant liability	433	1,882
Total liabilities	27,039	29,977
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued or outstanding at September 30, 2023 and December 31, 2022, respectively.	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at September 30, 2023 and December 31, 2022; 29,042,418 shares issued at September 30, 2023 and December 31, 2022; 28,919,810 shares outstanding at September 30, 2023 and December 31, 2022.	290	290
Treasury stock (at cost)	(448)	(448)
Additional paid-in capital	149,113	146,961
Accumulated deficit	(125,933)	(99,089)
Total stockholders’ equity	23,022	47,714
Total liabilities and stockholders’ equity	$50,061	$77,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Research and development service revenue, related party	$—	$31	$—	$94
Operating expenses:
Research and development	5,845	5,376	17,248	15,815
General and administrative	3,016	3,536	10,825	10,900
Total operating expenses	8,861	8,912	28,073	26,715
Loss from operations	(8,861)	(8,881)	(28,073)	(26,621)
Other income (expense):
Grant income	12	—	36	—
Interest income	502	343	1,666	414
Interest expense	(669)	(519)	(1,922)	(1,130)
Change in fair value of warrant liability	581	369	1,449	13,626
Total other income (expense), net	426	193	1,229	12,910
Net loss and comprehensive loss	$(8,435)	$(8,688)	$(26,844)	$(13,711)
Net loss per share, basic and diluted	$(0.29)	$(0.30)	$(0.93)	$(0.48)
Weighted-average common shares outstanding, basic and diluted	28,919,810	28,891,909	28,919,810	28,798,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel ThErapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2022	29,042,418	$290	(122,608)	$(448)	$146,961	$(99,089)	$47,714
Stock-based compensation	—	—	—	—	2,278	—	2,278
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(126)	—	(126)
Net loss	—	—	—	—	—	(26,844)	(26,844)
Balance, September 30, 2023	29,042,418	$290	(122,608)	$(448)	$149,113	$(125,933)	$23,022

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, June 30, 2023	29,042,418	$290	(122,608)	$(448)	$148,427	$(117,498)	$30,771
Stock-based compensation	—	—	—	—	735	—	735
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	—	(8,435)	(8,435)
Balance, September 30, 2023	29,042,418	$290	(122,608)	$(448)	$149,113	$(125,933)	$23,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel ThErapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2021	28,689,842	$286	—	$—	$144,146	$(80,295)	$64,137
Options exercised	324,675	4	—	—	472	—	476
Treasury stock acquired	—	—	(122,608)	(448)	—	—	(448)
Stock-based compensation	—	—	—	—	2,309	—	2,309
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(636)	—	(636)
Net loss	—	—	—	—	—	(13,711)	(13,711)
Balance, September 30, 2022	29,014,517	$290	(122,608)	$(448)	$146,291	$(94,006)	$52,127

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, June 30, 2022	29,014,517	$290	(122,608)	$(448)	$145,548	$(85,318)	$60,072
Stock-based compensation	—	—	—	—	757	—	757
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	(8,688)	(8,688)
Balance, September 30, 2022	29,014,517	$290	(122,608)	$(448)	$146,291	$(94,006)	$52,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(26,844)	$(13,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	711	557
Impairment of fixed assets	162	—
Loss on the sale of fixed assets	77	—
Non-cash stock compensation expense	2,152	1,673
Non-cash lease expense	177	154
Non-cash interest expense	77	66
Change in fair value of warrant liability	(1,449)	(13,626)
Accretion of debt discount	237	211
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(230)	417
Other assets	(139)	—
Accounts payable	(127)	(669)
Accrued expenses	(1,247)	830
Deferred revenue	(36)	(94)
Lease liability	(343)	(342)
Net cash used in operating activities	(26,822)	(24,534)
Cash Flows from Investing Activities:
Purchase of fixed assets	(410)	(1,021)
Proceeds from the sale of fixed assets	157	—
Net cash used in investing activities	(253)	(1,021)
Cash Flows from Financing Activities:
Net proceeds from bank term loan	—	19,910
Proceeds from option exercises	—	28
Net cash provided by financing activities	—	19,938
Net decrease in cash	(27,075)	(5,617)
Cash, cash equivalents and restricted cash at beginning of period	70,324	83,066
Cash, cash equivalents and restricted cash at end of period	$43,249	$77,449
Supplemental cash flow information:
Cash paid for taxes	$—	$156
Cash paid for interest	$1,592	$843
Supplemental disclosures of non-cash information:
Lease liability arising from obtaining right-of-use assets	$—	$2,368
Capital expenditures in accounts payable and accrued expenses	$19	$261
Common stock exchange for option exercise	$—	$448

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

Since inception, the Company has funded its operations primarily with proceeds from the sale of its convertible notes and capital stock and from debt borrowings. The Company has incurred recurring losses since its inception, including a net loss of $26.8 million and $13.7 million for the nine months ended September 30, 2023 and 2022, respectively. In addition, as of September 30, 2023, the Company had an accumulated deficit of $125.9 million. The Company expects to continue to generate operating losses for the foreseeable future.

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

The Company’s cash and cash equivalents were $43.0 million as of September 30, 2023. In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification, 205-40, Presentation of Financial Statements - Going Concern, management is required to assess the Company’s ability to continue as a going concern for the one-year look forward period following the date that the condensed consolidated financial statements are issued. Based on the Company's current operating plan and existing cash and cash equivalents, the Company has determined that substantial doubt exists regarding its ability to continue as a going concern for the one-year period following the date these condensed consolidated financial statements are issued. To sustain its future operations beyond such one-year period, the Company will require additional funding. The Company expects to finance its cash needs through a combination of public or private equity or debt financings, government grants, and other sources, which may include collaborations, strategic alliances and licensing arrangements with third parties. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and the Company could be forced to delay, reduce, or eliminate some or all of its research, clinical trials, product development or future commercialization efforts, which could materially adversely affect its business prospects or its ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K (Form 10-K) on file with the SEC.

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

Restricted Cash

The Company had $0.3 million of restricted cash as of both September 30, 2023 and December 31, 2022, which represents cash held as a security deposit under the terms of the Company’s Needham, Massachusetts facility lease.

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

The carrying values of cash and cash equivalents (considered as Level 1 measurements), accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company's term loan approximates fair value due to the variable interest rate. The Company’s warrant liability is carried at fair value and is classified as Level 3 measurement.

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

In the third quarter of 2023, the Company recorded an impairment charge of approximately $0.2 million related to manufacturing equipment that the Company has determined it does not plan to use for its intended use, and the Company recorded a reserve to reduce the carrying value to its estimated fair value. The Company has not recorded any other impairment losses on such long-lived assets.

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

Government grants are recorded as grant income and classified in other income in the condensed and consolidated statements of operations. The Company recognized government grants of $12,000 and $36,000 for the three and nine months ended September 30, 2023, respectively. The Company did not recognize any government grants for the three and nine months ended September 30, 2022. Grant income is recognized as a component of other income (expense), net in the condensed consolidated statements of operations.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC Topic 740, Income Taxes (ASC 740) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At September 30, 2023 and December 31, 2022, the Company has concluded that a full valuation allowance is necessary for its deferred tax assets (see Note 12).

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. In periods where the Company reports a net loss attributable to common stockholders, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2023 and 2022 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	FAIR VALUE MEASUREMENTS AS OF SEPTEMBER 30, 2023 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	433	433
Total	$—	$—	$433	$433

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2022 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	1,882	1,882
Total	$—	$—	$1,882	$1,882

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

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined by Level 3 inputs (in thousands):

SERIES B WARRANT LIABILITY
Balance at December 31, 2022	$1,882
Change in fair value	(1,449)
Balance at September 30, 2023	$433

4. Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Laboratory equipment	$1,209	$1,055
Manufacturing equipment	961	1,201
Furniture and fixtures	159	159
Networking and computer equipment	88	81
Leasehold improvements	3,099	3,057
Total fixed assets	$5,516	$5,553
Less: accumulated depreciation	(1,840)	(1,129)
Fixed assets, net	$3,676	$4,424

Depreciation expense for the three and nine months ended September 30, 2023 was $0.2 million and $0.7 million, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2022 was $0.2 million and $0.6 million, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Payroll and employee related expenses	$1,938	$2,647
Third-party research and development expenses	1,094	1,486
Professional fees and other	397	590
	$3,429	$4,723

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

During the three and nine months ended September 30, 2023, the Company recorded interest expense relating to the Loan Agreement of $0.6 million and $1.8 million, respectively. During the three and nine months ended September 30, 2022, the Company recorded interest expense relating to the Loan Agreement of $0.5 million and $1.1 million, respectively. The weighted average effective interest rate as of September 30, 2023 was 10.91%.

The Company incurred $89,000 of debt issuance costs and will incur a $0.9 million final payment fee, which were recorded as debt discount and are being amortized over the term of the Loan Agreement. The scheduled principal payments and net carrying amount of the term loan are as follows (in thousands):

YEAR ENDING DECEMBER 31,
2023 (remaining three months)	$—
2024	8,870
2025	10,232
2026	898
Total principal	20,000
Final payment fee	900
Less: debt discount	(989)
Accretion of debt discount	528
Net carrying amount	20,439
Less current portion	(6,100)
Long-term portion	$14,339

The carrying value of the Company's term loan approximates fair value.

7. Other Long-Term Debt

Periphagen Note

On December 9, 2019, the Company entered into a series of asset purchase agreements with Periphagen, Inc. (Periphagen), a biopharmaceutical company focused on the development of gene therapy vectors. Under the terms of the asset purchase agreements, the Company assumed a $1.0 million promissory note bearing a contractual interest rate of 2% compounded annually, with the outstanding balance and accrued interest due upon maturity in November 2027, with no interim installments due. The estimated market rate for the Company for an unsecured loan with a maturity in November 2027 was determined to be 15.83%. Although the Company does not have a public credit rating, management estimates a CCC credit rating based on the Company’s financial position and stage of development. Using the commensurate rate for a CCC rated company and based on the amount due at maturity, the present value of the future cash outflow was determined to be $0.4 million at the transaction date. As of September 30, 2023, the carrying value of the note is $0.7 million.

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

For the three and nine months ended September 30, 2023, the Company recorded $90,000 and $0.3 million, respectively, of operating lease cost and for the three and nine months ended September 30, 2023, the Company has recorded $35,000 and $0.1 million, respectively, of variable lease cost. The total lease expense for each of the three and nine months ended September 30, 2023 was $0.1 million and $0.4 million, respectively.

For the three and nine months ended September 30, 2022, the Company recorded $90,000 and $0.3 million, respectively, of operating lease cost and for the three and nine months ended September 30, 2022, the Company has recorded $31,000 and $0.1 million, respectively, of variable lease cost. The total lease expense for the three and nine months ended September 30, 2022 was $0.1 million and $0.4 million, respectively.

Cash paid for amounts included in the lease liability for each of the three and nine months ended September 30, 2023 and 2022 was $0.1 million and $0.4 million, respectively.

	NINE MONTHS ENDED SEPTEMBER 30,
Other Information	2023	2022
Operating cash flows used for operating leases	$434	$423
Weighted-average remaining lease term (years)	2.9	3.9
Weighted-average incremental borrowing rate	7.02%	7.02%

The future lease payments under non-cancelable leases at September 30, 2023, are as follows (in thousands):

2023	$148
2024	598
2025	613
2026	415
Total future lease payments	1,774
Less: imputed interest	(167)
Total lease liability	$1,607

9. Common Stock and Preferred Stock

Preferred Stock

The Company has authorized 10,000,000 shares of $0.01 par value preferred stock at September 30, 2023 and December 31, 2022.

Common Stock

The Company has authorized 150,000,000 shares of $0.01 par value common stock at September 30, 2023 and December 31, 2022 of which 29,042,418 were issued as of September 30, 2023 and December 31, 2022. The Company had 28,919,810 outstanding shares as of September 30, 2023 and December 31, 2022. Common shares are voting and dividends may be paid when, as and if declared by the board of directors.

Common Stock Reserved

The Company has reserved the following shares of common stock for future issuance as of:

	SEPTEMBER 30, 2023	DECEMBER 31, 2022

Stock options outstanding	6,061,521	5,645,420
Unvested restricted stock	612,366	612,366
Shares available for future grant under stock option plan	1,962,770	1,311,915
Warrants	7,507,708	7,507,708
	16,144,365	15,077,409

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

Shelf Registration and At-the-Market Offerings

On August 5, 2022, the Company filed the Shelf with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf. The Shelf was declared effective by the SEC on August 12, 2022. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75.0 million from issuing securities under a shelf registration statement in excess of one third of such company’s public float in a 12-month period, the Company is currently only able to issue a limited number of shares which aggregate to no more than one-third of its public float using the Shelf. As of the date hereof, no sales have been made pursuant to the ATM Program.

10. Warrants

The Company has the following warrants outstanding for the purchase of common stock as of September 30, 2023 and December 31, 2022:

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

The Company recorded the Series B Warrants as a component of stockholder’s equity at the time of issuance at their estimated fair value of $2.1 million and recorded the Conditional Series B Warrants as a liability on the condensed consolidated balance sheet as the number of shares used to calculate the settlement is not a fixed number of shares. The Conditional Series B Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the condensed consolidated statements of operations. The Company will continue to recognize changes in the fair value of the Conditional Series B Warrants until each Conditional Series B Warrant is exercised, expires or qualifies for equity classification. The warrant liability fair value was $0.4 million and $1.9 million as of September 30, 2023 and December 31, 2022, respectively.

NC Ohio Trust Warrants

On March 20, 2019, the Company established the NC Incorporated Ohio Trust, an irrevocable trust funded by the Company. The beneficiary in the trust agreement has provided past services to the Company for more than 15 years and is a non-employee. The warrant provides the beneficiary the right to purchase 162,740 shares of the Company’s common stock, $0.01 par value at an exercise price of $1.46 per share, subject to adjustments as specified in the warrant agreement. The Company recognizes the warrants as compensation expense within the condensed consolidated statement of operations and when the warrants are granted or at the service inception date if the service inception date precedes the grant date. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value previously used at the service inception date or subsequent reporting dates. As of September 30, 2023 and December 31, 2022, a grant date was not established as there was not a mutual understanding of key terms. The Company remeasures the fair value of the award at each reporting date, as the service date preceded the grant date. The value of the warrants for 162,740 shares of common stock was $0.1 million and $0.2 million as of September 30, 2023 and December 31, 2022, respectively, and was recorded as stock compensation expense within research and development expense and a credit to stockholders’ equity in the condensed consolidated financial statements.

11. Stock Options, Restricted Stock and Stock-Based Compensation

Equity Incentive Plans

The Company’s 2015 Stock Plan, as amended, (the 2015 Plan) provides for the Company to sell or issue common shares or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. The 2015 Plan is administered by the board of directors and exercise prices, vesting and other restrictions are determined at its discretion. All stock option grants are non-statutory stock options except option grants to employees intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant, as determined in good faith by the board of directors at its sole discretion. Nonqualified stock options may be granted at an exercise price established by the board of directors at its sole discretion and the vesting periods may vary. Vesting periods are generally four years and are determined by the board of directors. Stock options become exercisable as they vest. Options granted under the 2015 Plan expire no more than ten years from the date of grant. As of September 30, 2023, there are no shares available for grants under the 2015 Plan and the 2015 Plan continues to govern the terms and conditions of the outstanding awards under the 2015 Plan.

On July 14, 2021, the Company’s 2021 Equity Incentive Plan (the 2021 Plan) was approved by the Company’s stockholders, and became effective upon completion of the IPO and serves as the successor to the 2015 Plan. 5,218,292 shares of common stock are reserved under the 2021 Plan, of which 1,962,770 shares remain available for future grants as of September 30, 2023.

Stock Options

Stock option activity is summarized as follows:

	NUMBER OF STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of December 31, 2022	5,645,420	$2.77
Granted	1,289,203	1.30
Exercised	—	—
Cancelled, forfeited or expired	(873,102)	2.58
Outstanding as of September 30, 2023	6,061,521	$2.49	7.23	—
Exercisable as of September 30, 2023	3,478,354	$2.46	6.08	—
Unvested as of September 30, 2023	2,583,167	$2.53	8.78	—

The 2015 Plan, permits participants to use common stock they previously acquired to pay for the exercise of stock options based upon the fair value on the date of exercise. In connection with the exercise of a stock options to purchase 306,518 shares of our common stock at an exercise price of $1.46, option holders tendered 122,608 shares of our common stock previously acquired in consideration of the full aggregate exercise price in accordance with the terms of the option and the 2015 Plan. The shares tendered are recorded as treasury stock within the Company's condensed and consolidated financial statements at September 30, 2023.

The fair value of stock options granted was estimated on the grant date using the Black-Scholes option pricing model based on the following weighted-average assumptions:

NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022
Expected option life (years)	5.48 - 6.08	6.00 - 6.08
Risk-free interest rate	3.50% - 4.61%	1.69% - 4.02%
Expected volatility	91.33% - 94.51%	85.09% - 86.89%
Expected dividend yield	0%	0%
Exercise price	$0.92 - $2.57	$3.10 - $5.19
Fair value of common stock	$0.92 - $2.57	$3.10 - $5.19

The total intrinsic value of stock options vested during the nine months ended September 30, 2023 and 2022 was zero and $1.0 million, respectively.

Restricted Stock Units

Under the terms of the restricted stock unit agreements covering the common stock, shares of common stock related to restricted stock units are subject to time-based vesting. The restricted stock units will immediately be forfeited to the Company if the relationship between the recipient and the Company ceases.

Restricted stock activity is summarized as follows:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Unvested at December 31, 2022	612,366	$1.71
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at September 30, 2023	612,366	$1.71

The aggregate fair value of restricted stock units that vested during the nine months ended September 30, 2023 was zero.

Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 was classified in the condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Research and development	$270	$343	$883	$542
General and administrative	416	400	1,269	1,131
Total stock-based compensation expense	$686	$743	$2,152	$1,673

As of September 30, 2023 and 2022, total unrecognized compensation cost related to the unvested stock-based awards was $5.5 million and $7.9 million, respectively. As of September 30, 2023 and 2022, these amounts are expected to be recognized over a weighted average period of 2.57 and 2.36 years, respectively.

12. Income taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. There were no significant income tax provisions or benefits for the nine months ended September 30, 2023 and 2022. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, including our ability to generate taxable income, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

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

14. Technology License Agreement

On January 20, 2018 the Company entered into an exclusive option agreement (Option Agreement) with MGB. Pursuant to the Option Agreement, the Company has obtained the exclusive right from MGB to negotiate an exclusive license to make, develop and commercialize rQNestin, a genetically modified oncolytic herpes simplex virus for the treatment of certain types of cancers. Pursuant to the Option Agreement, the Company will support a clinical trial to be conducted at MGB pursuant to the terms of a clinical trial agreement to be negotiated and the Company has committed to remitting $0.8 million in support of such clinical trial over the course of approximately three years. Upon execution of the Option Agreement, the Company remitted a non-refundable fee of $40,000 to MGB to be applied toward the Company’s on-going obligations to reimburse patent expenses. During the nine months ended September 30, 2023 and 2022, the Company did not expense any startup and patient fees for clinical trials performed by MGB.

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

As of September 30, 2023, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

16. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share was calculated as follows (in thousands except per share amounts):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Numerator:	2023	2022	2023	2022
Net loss	$(8,435)	$(8,688)	$(26,844)	$(13,711)
Denominator:
Weighted-average shares of common stock outstanding - basic and diluted	28,919,810	28,891,909	28,919,810	28,798,284
Net loss per share - basic and diluted	$(0.29)	$(0.30)	$(0.93)	$(0.48)

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

	AS OF SEPTEMBER 30,
	2023	2022
Outstanding warrants for common stock	7,507,708	7,507,708
Outstanding stock options (as converted to common stock)	6,061,521	6,190,505
Unvested restricted stock	612,366	—
	14,181,595	13,698,213

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
•
Non-Small Cell Lung Cancer (NSCLC)
o
An open-label phase 2 clinical trial in the United States evaluating CAN-2409 plus valacyclovir in combination with continued PD-(L)1 checkpoint inhibitors in approximately 80 patients with stage III/IV NSCLC who have inadequate response to front line PD-(L)1 checkpoint inhibitor treatments. In April 2023, we announced that the FDA granted fast track designation for CAN-2409 + valacyclovir in combination with pembrolizumab in order to improve survival or delay progression in patients with Stage III (not candidates for curative intent) or Stage IV NSCLC, who are resistant to first line PD-(L)1 inhibitor therapy and who do not have activating molecular driver mutations. These patients historically have had an expected median overall survival of 10-13 months (Reckamp K et al. J Clin Onc 2022;40:2295-2306). The aim of the CAN-2409 immunotherapy antitumor strategy is to raise the tail on the survival curve by increasing the number of long survivors beyond 10-13 months.
o
In 2022, we presented data from this phase 2 clinical trial where patients who received two administrations of CAN-2409 plus prodrug and completed the 12-week treatment window demonstrated: 1) increased infiltration of CD8+ cytotoxic tumor infiltrating lymphocytes in the tumor microenvironment, systemic expansion of effector T cells and increased soluble granzyme B levels in peripheral blood, 2) favorable changes in the trajectory of tumor progression, 3) decreased tumor size of target lesions in most patients, and 4) reduced size of uninjected tumor lesions (Aggarwal C et al. Abstract #9037 ASCO June 2022 and Aggarwal C et al. Candel Virtual R&D Day, December 2022). These data were further confirmed in an update released September 2023, based on a data cutoff of August 1, 2023:
▪
40 patients across Cohort 1 (stable disease at enrollment; n=5) and Cohort 2 (progressive disease at enrollment; n=35) were evaluable, as they received two courses of CAN-2409 + valacyclovir and completed the 12-week treatment window.
▪
While overall survival was not yet mature, we observed an encouraging number of long survivors. We believe that CAN-2409 may induce a new state of functional immunosurveillance and durable disease control in a subset of the patients.
▪
Of the 40 evaluable patients, 15 patients had lived ≥ 12 months; of these, 10 patients had lived > 18 months, of whom 70% (7/10) were alive as of last follow up. All 4 patients (100%) with overall survival > 24 months were alive at last follow up, with the longest reaching 31.7 months (data cutoff August 1, 2023).
▪
An additional 18 out of the 40 evaluable patients were also alive but had not yet reached 12 months of follow up.
▪
Notably, many patients treated with CAN-2409 had long survival (≥ 12 months) despite having disease features generally associated with advanced disease and reduced likelihood to benefit from immune checkpoint inhibitor therapy, such as low or negative PD-(L)1 expression, including:
•
Amongst patients alive ≥ 12 months with known PD-(L)1 status (14/15), 93% had negative or low PD-(L)1 score (<1 or between 1-49).
•
Advanced disease with stage IV in 73% (11/15), lymph node involvement in 73% (11/15), pleural effusion in 40% (6/15), bone metastases in 27% (4/15), adrenal metastases in 20% (3/15), brain metastases in 13% (2/15), liver metastases in 7% (1/15), involvement of 3 or more organs in 13% (2/15), and Eastern Cooperative Oncology Group performance status 1 in 40% (6/15).
▪
There was a significant increase observed in activated central memory, effector-memory, effector T cells, and natural killer (NK) cells after CAN-2409 treatment. These include CD8+Ki67+IFNg+ T cells, CD8+ granzyme B+Ki67+ T cells, CD56+CD16+granzyme B+ NK cells, and gd+ T cells. We also observed an increase in memory B cells after CAN-2409 treatment.
▪
We observed an increase in effector/cytotoxic T cells and NK cells in peripheral blood after the second CAN-2409 administration associated with subsequent improved survival (≥ 12 months).
▪
We continued to observe a favorable safety/tolerability profile after CAN-2409 treatment in NSCLC. There were no dose limiting toxicities or grade 4 or greater treatment related adverse events. Grade 3 treatment related adverse events were reported in < 10% of patients receiving at least one dose of CAN-2409 (safety population), which we believe compares favorably to current standard of care options.
o
Candel expects to share topline overall survival data for Cohort 2 in the second quarter of 2024, assuming data are mature at that time.
•
Pancreatic Cancer
o
We have initiated a randomized phase 2 clinical trial in the United States evaluating CAN-2409 in borderline resectable and locally advanced pancreatic adenocarcinoma. In March 2023, in connection with our cost management and dynamic portfolio management initiatives, we elected to pause new enrollment in this randomized phase 2 clinical trial, subject to additional funding. Despite the pause in new patient enrollment, we presented initial positive interim overall survival and immunological biomarker clinical data at the Society for Immunotherapy of Cancer (SITC) Annual Meeting in the fourth quarter of 2023.
o
In a previous phase 1b trial, a statistically significant increase in the number of CD8+ tumor infiltrating lymphocytes was observed. Initial positive phase 2 data revealed notable improvements in patients with borderline resectable pancreatic ductal adenorcarcinoma (PDAC) following CAN-2409 plus prodrug together with standard of care (SoC) chemoradiation; the following data were disclosed as of the August 21, 2023 data cutoff:
▪
Clinical data highlights:
•
Prolonged and sustained survival was observed after experimental treatment with CAN-2409 in patients with borderline resectable PDAC.

•
An estimated survival rate of 71.4% at both 24 and 36 months was observed in patients who received CAN-2409 regimen together with SoC chemoradiation prior to surgery, versus only 16.7% estimated survival at 24 and 36 months with SoC chemoradiation prior to surgery.
•
Importantly, 5 out of 7 patients who received CAN-2409 were still alive at the time of data cutoff, with two patients surviving more than 45 months from enrollment. Only one patient randomized to control SoC chemotherapy remained alive at data cutoff (alive at 43 months).
•
Median overall survival has not been reached yet in patients who received CAN-2409; median overall survival was 12.5 months in the control arm.
•
Disease course was altered after salvage chemotherapy with improved CA19-9 levels and ongoing survival in CAN-2409 arm, but not in control arm.
▪
Biomarker data analysis demonstrated:
•
Consistent and robust activation of immune response after dosing with CAN-2409.
•
In pancreatic tissue of patients treated with CAN-2409 plus prodrug together with SoC (but not SoC alone), dense aggregates of CD8+ granzyme B positive cytotoxic T cells, dendritic cells, and B cells were observed in the tumor microenvironment.
•
Increased levels of soluble granzymes B and H as well as pro-inflammatory cytokines, including IFN-γ, were observed in peripheral blood after CAN-2409 treatment, but not with control treatment.
▪
Safety analysis:
•
CAN-2409 was associated with a favorable tolerability profile.
•
Addition of CAN-2409 regimen to SoC was generally well tolerated, with no reported dose-limiting toxicities, including no cases of pancreatitis.

Our lead HSV-based product candidate, CAN-3110, is currently in an ongoing investigator-sponsored phase 1 clinical trial in our initial target indication of recurrent high-grade glioma (HGG). These patients have failed standard of care treatment and have a poor prognosis (expected overall survival < 6-9 months). Initial overall survival data from this clinical trial was presented in an oral presentation at the ASCO Annual Meeting in June 2021, and additional biomarker data was reported in an oral presentation at the Society for Neuro-Oncology Annual Meeting in November 2021. During our Research and Development Day in December 2022, we presented updated data demonstrating that CAN-3110 was well tolerated with no observed dose-limiting toxicity; achieved 11.6 months median overall survival (mOS) with a single dose; and showed evidence of persistent herpes simplex virus 1 (HSV-1) antigen and HSV-1 replication consistent with mechanism of action as well as robust evidence of immune activation. In May 2023, we presented clinical and biomarker data from this ongoing clinical trial in an oral presentation at the American Society of Gene & Cell Therapy (ASGCT) Annual Meeting where we reported mOS in arm A (n=41) ongoing at 11.8 months and mOS in arm B (n=9) ongoing at 12.0 months as of the April 20, 2023 data cutoff. Safety and tolerability data reported no dose-limiting toxicities in both arm A and arm B. In October 2023, we jointly published an article in Nature that reported extended survival associated with immune activation in patients with recurrent HGG treated with CAN-3110. Notably, new data reported an increased survival in 66% of patients with positivity for anti-HSV1 antibodies (mOS of 14.2 months). Immune status was positively associated with survival both in patients with pre-existing HSV1 antibodies (pre-treatment) and in 33% of patients that, while negative at baseline, developed anti-HSV1 antibodies after a single injection of CAN-3110. Clinical responses were observed in both injected and uninjected lesions in patients with multifocal disease. Significant tumor responses in both arm A and arm B were observed, with continued reduction in tumor volume in a patient in arm B approximately one year after CAN-3110 treatment. Clinical response for this patient, in follow-up as of data cutoff, continued without additional treatment. Analysis of post-treatment samples demonstrated evidence of persistent HSV antigen expression and replication in both injected and uninjected tumor tissue associated with CD8+ T cell infiltration. The extent of immune activation, measured by gene profiling and quantification of immune cells in post-treatment specimens, was associated with the presence of anti-HSV1 antibodies and survival. Survival was also associated with the diversity of the T cell repertoire in circulating T cells, suggesting that patients treated with CAN-3110 were able to mount a diverse immune response against the virus and tumor antigens released during the oncolytic process had improved survival.

We are conducting an extension of the clinical trial known as arm C, in which patients with recurrent HGG will receive a repeat dosing regimen of CAN-3110 (up to six injections over four months). Clinical data from arm C will help evaluate whether multiple injections can increase mOS. This clinical trial extension is supported by the Break Through Cancer foundation. We expect to present updated clinical and biomarker data on the multiple injections arm in the second half of 2024.

We are also designing other novel viral immunotherapy candidates using our proprietary enLIGHTEN™ Discovery Platform, a systematic, iterative HSV-based discovery platform leveraging human biology and advanced analytics to create new viral immunotherapy candidates for solid tumors. In October 2022, we entered into a collaboration with the University of Pennsylvania (UPenn) Center for Cellular Immunotherapies to study the impact of novel viral immunotherapy candidates based on Candel’s enLIGHTEN™ Discovery Platform to strengthen the activity of UPenn’s investigational CAR-T cell therapies in difficult to treat solid tumors. In November 2023, during the SITC 2023 Annual Meeting, we presented two posters describing the key elements of the platform and the development of the first experimental agent from the enLIGHTEN Discovery Platform. The new agent, Alpha-201 Macro1, is an investigational viral immunotherapy designed to interfere with the CD47/SIRPα pathway and activate innate immune surveillance. Results demonstrated monotherapy activity following local administration in a preclinical model of breast cancer. Additional preclinical data presented at SITC confirmed the capability of the enLIGHTEN™ Advanced Analytics suite to predict optimal gene payload combinations to arm viral vectors, that enable the design of potential combination therapeutics to overcome tumor resistance especially in cancers resistant to ICI treatment.

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

Our cash and cash equivalents were $43.0 million as of September 30, 2023. In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification, 205-40, Presentation of Financial Statements - Going Concern, we are required to assess our ability to continue as a going concern for the one-year look forward period following the date that the condensed consolidated financial statements are issued. Based on our current operating plan and existing cash and cash equivalents, we determined that substantial doubt exists regarding our ability to continue as a going concern for the one-year period following the date these condensed consolidated financial statements are issued. To sustain its future operations beyond such one-year period, we will require additional funding. We expect to finance our cash needs through a combination of public or private equity or debt financings, government grants, and other sources, which may include collaborations, strategic alliances and licensing arrangements with third parties. There is no assurance that we will be successful in obtaining sufficient funding on acceptable terms, if at all, and could be forced to delay, reduce, or eliminate some or all of its research, clinical trials, product development or future commercialization efforts, which could materially adversely affect our business prospects or our ability to continue as a going concern.

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

Interest Income

Interest income consists of amounts earned on investment of cash equivalents.

Interest Expense

Interest expense consists of interest expense on our debt.

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

Realization of future tax benefits is dependent on many factors, including our ability to generate taxable income within the NOL period. Our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and certain tax credits. Management has considered our history of cumulative net losses incurred since inception, as well as our lack of product revenue since inception, and has determined that it is more likely than not that we will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at September 30, 2023 and December 31, 2022.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE/
	2023	2022	(DECREASE)
Research and development service revenue	$—	$31	$(31)
Operating expenses:
Research and development	5,845	5,376	469
General and administrative	3,016	3,536	(520)
Total operating expenses	8,861	8,912	(51)
Loss from operations	(8,861)	(8,881)	20
Grant income	12	—	12
Interest income	502	343	159
Interest expense	(669)	(519)	(150)
Change in fair value of warrant liability	581	369	212
Net loss	$(8,435)	$(8,688)	$253

Revenue

We had research and development service revenue of zero and $31,000 for the three months ended September 30, 2023 and 2022, respectively. This represents the recognition as research and development service revenue of a portion of the $1.0 million up-front license fee that we received in 2014 and 2015 from Ventagen, a related party, which was recognized over the period during which we provided the services, and has been fully recognized as of December 31, 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE
	2023	2022	(DECREASE)
Employee-related	$3,176	$3,299	$(123)
Clinical development	1,815	1,424	391
Depreciation, impairment, and loss on the sale of fixed assets	409	202	207
Pre-clinical research	154	128	26
Occupancy	135	117	18
Recruiting	60	142	(82)
Other	96	64	32
	$5,845	$5,376	$469

Research and development expenses increased from $5.4 million for the three months ended September 30, 2022 to $5.8 million for the three months ended September 30, 2023. The increase was primarily attributable to a $0.4 million increase in clinical development costs driven by increased manufacturing and regulatory costs in support of CAN-2409 programs and a $0.2 million increase in fixed asset-related expenses driven by a $0.2 million impairment charge to manufacturing equipment.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE
	2023	2022	(DECREASE)
Employee-related	$1,720	$1,583	$137
Professional and consulting fees	693	965	(272)
Insurance	377	531	(154)
Recruiting	—	257	(257)
Occupancy	40	52	(12)
Other	186	148	38
	$3,016	$3,536	$(520)

General and administrative expenses decreased $0.5 million from $3.5 million for the three months ended September 30, 2022 to $3.0 million for the three months ended September 30, 2023. The decrease was primarily attributable to a $0.3 million decrease in professional and consulting fees, a $0.3 million decrease in recruiting costs and a $0.2 million decrease in the cost of directors and officers insurance.

Grant Income

Grant income was $12,000 and zero for the three months ended September 30, 2023 and 2022, respectively. Grant income for the three months ended September 30, 2023 relates to the recognition of income from a grant from the Massachusetts Life Sciences Center.

Interest Income

Interest income was $0.5 million for the three months ended September 30, 2023, compared to interest income of $0.3 million for the three months ended September 30, 2022, and represents earnings on our cash equivalents. The increase in interest income is the result of rising interest rates that have generated higher returns on our cash equivalents for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Interest Expense

Interest expense was $0.7 million for the three months ended September 30, 2023, compared to interest expense of $0.5 million for the three months ended September 30, 2022, and represents interest expense on our outstanding debt obligations. The increase in interest expense is the result of rising interest rates that are increasing the variable interest rate on our term loan for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Change in Fair Value of Warrant Liability

The change in fair value of our warrant liability was a decrease of $0.6 million for the three months ended September 30, 2023, compared to a decrease of $0.4 million for the three months ended September 30, 2022. The change in fair value of the warrant liability is primarily driven by changes in the underlying value of our stock price.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE/
	2023	2022	(DECREASE)
Research and development service revenue	$—	$94	$(94)
Operating expenses:
Research and development	17,248	15,815	1,433
General and administrative	10,825	10,900	(75)
Total operating expenses	28,073	26,715	1,358
Loss from operations	(28,073)	(26,621)	(1,452)
Grant income	36	—	36
Interest income	1,666	414	1,252
Interest expense	(1,922)	(1,130)	(792)
Change in fair value of warrant liability	1,449	13,626	(12,177)
Net loss	$(26,844)	$(13,711)	$(13,133)

Revenue

We had research and development service revenue of zero and $94,000 for the nine months ended September 30, 2023 and 2022, respectively. This represents the recognition as research and development service revenue of a portion of the $1.0 million up-front license fee that we received in 2014 and 2015 from Ventagen, a related party, which is being recognized over the period during which we provide the services, and has been fully recognized as of December 31, 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE
	2023	2022	(DECREASE)
Employee-related	$9,904	$9,878	$26
Clinical development	5,025	4,000	1,025
Depreciation, impairment, and loss on the sale of fixed assets	943	555	388
Pre-clinical research	481	504	(23)
Occupancy	400	341	59
Recruiting	272	338	(66)
Other	223	199	24
	$17,248	$15,815	$1,433

Research and development expenses increased $1.4 million from $15.8 million for the nine months ended September 30, 2022 to $17.2 million for the nine months ended September 30, 2023. The increase was primarily attributable to a $1.0 million increase in clinical development costs driven by increased manufacturing and regulatory costs in support of CAN-2409 programs and a $0.4 million increase in fixed asset-related expenses, including a $0.2 million impairment charge to manufacturing equipment.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE
	2023	2022	(DECREASE)
Employee-related	$5,783	$4,896	$887
Professional and consulting fees	2,891	2,784	107
Insurance	1,276	1,934	(658)
Recruiting	159	754	(595)
Occupancy	117	144	(27)
Other	599	388	211
	$10,825	$10,900	$(75)

General and administrative expenses decreased $75,000 from $10.9 million for the nine months ended September 30, 2022 to $10.8 million for the nine months ended September 30, 2023. The decrease was primarily attributable to a $0.7 million decrease in the cost of directors and officers insurance and a $0.6 million decrease in recruiting costs. These decreases were offset a $0.9 million increase in employee compensation costs due to increased general and administrative headcount and severance costs and a $0.2 million increase in other expenses primarily driven by increased information technology costs.

Grant Income

Grant income was $36,000 and zero for the nine months ended September 30, 2023 and 2022, respectively. Grant income for the nine months ended September 30, 2023 relates to the recognition of income from a grant from the Massachusetts Life Sciences Center.

Interest Income

Interest income was $1.7 million for the nine months ended September 30, 2023, compared to interest income of $0.4 million for the nine months ended September 30, 2022, and represents earnings on our cash equivalents. The increase in interest income is the result of rising interest rates that have generated higher returns on our cash equivalents for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Interest Expense

Interest expense was $1.9 million for the nine months ended September 30, 2023, compared to interest expense of $1.1 million for the nine months ended September 30, 2022, and represents interest expense on our outstanding debt obligations. The increase in interest expense is the result of rising interest rates that are increasing the variable interest rate on our term loan for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Change in Fair Value of Warrant Liability

The change in fair value of our warrant liability was a decrease of $1.4 million for the nine months ended September 30, 2023, compared to a decrease of $13.6 million for the nine months ended September 30, 2022. The change in fair value of the warrant liability is primarily driven by changes in the underlying value of our stock price.

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

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from government grants and proceeds from the sale of convertible notes, common stock, and our convertible preferred stock. As of September 30, 2023, we have raised approximately $160.6 million, including $15.4 million of government grants, $66.1 million from the sale of convertible preferred stock, and $79.1 million from the sale of our common stock in our IPO. Our cash and cash equivalents totaled $43.0 million as of September 30, 2023. We had $21.2 million of debt as of September 30, 2023.

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

As of the date of this Form 10-Q, we had an accumulated deficit of $125.9 million and have not generated any product sales. We do not know when, or if, we will generate revenue from product sales. We will not generate significant revenue from product sales unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical and contract manufacturing costs, legal and other regulatory expenses, and general overhead costs. We expect that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to risks in the development of our products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise capital when needed or on acceptable terms, it would have a negative impact on our financial condition and we could be forced to delay, reduce or eliminate our research, clinical trials, product development or future commercialization efforts.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022
Net cash used in operating activities	$(26,822)	$(24,534)
Net cash used in investing activities	(253)	(1,021)
Net cash provided by financing activities	—	19,938
Net decrease in cash and cash equivalents	$(27,075)	$(5,617)

Cash Flows for the nine months ended September 30, 2023 and 2022

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $26.8 million, primarily consisting of a net loss of $26.8 million as we incurred expenses associated with our clinical programs, increased our headcount and incurred costs associated with operating as a public company. In addition, we had non-cash income of $1.4 million as a result of the change in the fair value of our warrant liability. Non-cash income was offset by $3.6 million in non-cash charges primarily related to depreciation and non-cash stock compensation expense. Net cash used in operating activities was also impacted by $2.1 million in changes in operating assets and liabilities, primarily driven by a decrease of $1.2 million in accrued expenses.

Net cash used in operating activities for the nine months ended September 30, 2022 was $24.5 million, primarily consisting of a net loss of $13.7 million as we incurred expenses associated with our clinical programs, increased our headcount and incurred costs associated with operating as a public company. In addition, we had non-cash income of $13.6 million as a result of the change in the fair value of our warrant liability. Non-cash income was partially offset by $2.7 million in non-cash charges primarily related to depreciation and non-cash stock compensation expense. Net cash used in operating activities was also impacted by $0.1 million in changes in operating assets and liabilities, primarily driven by an increase of $0.8 million in accrued expenses, which was partially offset by a decrease of $0.7 million in accounts payable.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $0.3 million and consisted of the purchase of fixed assets, which was partially offset by proceeds from the sale of fixed assets.

Net cash used in investing activities for the nine months ended September 30, 2022 was $1.0 million and consisted of the purchase of fixed assets.

Financing Activities

There were no financing activities for the nine months ended September 30, 2023.

Net cash provided by financing activities for the nine months ended September 30, 2022 was $19.9 million and primarily consisted of $19.9 million of net proceeds from a term loan with a bank.

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
•
develop our manufacturing capabilities, including through relationships with contract manufacturers for commercial manufacturing of our product candidate CAN-2409 and the development, construction and qualification of our clinical manufacturing capabilities, internally or through CMOs for our product candidate CAN-3110; and
•
expand our operational, financial, and management systems and increase personnel, including personnel to support our operations as a public company.

We believe that our existing cash and cash equivalents as of September 30, 2023, will enable us to fund our operating expenses and capital expense requirements into the second quarter of 2024. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

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
•
the costs and timing of internal and external process development for our manufacturing capabilities;

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

Contractual Obligations and Commitments

Our primary contractual obligations are our facility lease, the Loan Agreement with SVB, and the Periphagen Note. The table below summarizes the contractual obligations that will become due as of September 30, 2023 (in thousands):

	PAYMENTS DUE BY PERIOD
	(in thousands)
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS
Operating lease obligation (1)	$1,774	$594	$1,180	$—
Loan Agreement with SVB (2)	24,015	8,431	15,584	—
Periphagen Note (3)	1,352	—	—	1,352
Total	$27,141	$9,025	$16,764	$1,352

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated under the laws of the State of Delaware in June 2003. Since inception, we have focused substantially all of our efforts and financial resources on raising capital and developing our initial product candidates. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors in private equity financings and from the proceeds of the initial public offering of our common stock (the IPO). From our inception through September 30, 2023, we raised an aggregate of $145.2 million of gross proceeds from such transactions. In addition, in February 2022, we borrowed $20.0 million under the Loan Agreement with SVB. As of September 30, 2023, our cash and cash equivalents were $43.0 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $125.9 million as of September 30, 2023. For the nine months ended September 30, 2023 and 2022, we reported net losses of $26.8 million and $13.7 million, respectively. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to do so in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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
•
the cost of manufacturing our product candidates, which may vary depending on the quantity of production, and the success of achieving clinical-scale manufacturing operations in our new facility or through CMOs and commercial manufacturing at third-party manufacturers
•
our ability to attract, hire and retain qualified personnel;
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

The development of pharmaceutical products is capital-intensive. We are currently advancing our product candidates through clinical development across a number of potential indications. We are currently conducting a phase 3 clinical trial for CAN-2409 as first-line treatment in newly diagnosed localized prostate cancer in intermediate to high-risk patients for which we completed enrollment in September of 2021 and expect to present topline data in the fourth quarter of 2024. Our second program evaluating CAN-2409 is for the treatment of NSCLC. We have an ongoing phase 2 clinical trial and we presented initial clinical data at the ASCO Annual Meeting in June 2022, an update during our Research and Development Day in December 2022, and an update about trial design and dosing regimen at the ASCO Annual Meeting in June 2023. Initial survival data were presented in September 2023. We expect to present topline overall survival data in the second quarter of 2024. If the final data from the phase 2 clinical trial is positive, this may warrant the initiation of a potentially registrational phase 3 clinical trial. We are also studying CAN-2409 in a randomized phase 2 clinical trial in borderline resectable pancreatic cancer. Consequently, we expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue our ongoing clinical trials or initiate future trials and pursue the research and development of, and seek marketing approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts, and may be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. In March 2023, in connection with our cost management and dynamic portfolio management initiatives, we elected to pause new enrollment in our phase 2 clinical trial of CAN-2409 in borderline resectable pancreatic cancer, subject to additional funding. Despite this pause in patient enrollment, we presented initial clinical data on survival earlier in the fourth quarter of 2023.

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
•
the costs of establishing clinical manufacturing operations at our new facility or through CMOs;
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

As of September 30, 2023, our cash and cash equivalents were $43.0 million. Based on our current business plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the quarter ended September 30, 2023 are issued and we need to raise significant amounts of additional funding to complete all of our ongoing trials and execute on our business plan. Financing may not be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. In addition, our efforts to raise additional capital may divert our management from their day-to-day activities, which may adversely affect our ability to develop our product candidates in a timely manner.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. We currently have a $20 million loan outstanding pursuant to a $25 million term loan facility with SVB, which was entered into in February 2022 and amended in June 2023. We no longer have access to borrow the $5 million of additional aggregate principle per the terms of our Loan and Security Agreement. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, such as us, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB, and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

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

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to our CAN-2409 program, which is currently our lead product candidate. We are currently conducting, as part of our most advanced CAN-2409 program, a phase 3 clinical trial under an SPA for CAN-2409 as first-line therapy in combination with radiotherapy in patients with newly diagnosed localized prostate cancer who have an intermediate to high-risk for progression. We completed enrollment for this trial in September 2021 and expect to report topline data at the end of 2024. We are conducting a phase 2 clinical trial of CAN-2409 in patients with NSCLC who have had an inadequate response to ICI treatment and continue the same ICI treatment in combination with CAN-2409. We presented initial clinical data from this clinical trial at the ASCO Annual Meeting in June 2022, an update during our Research and Development Day in December 2022, and an update on trial design and dosing regimen at the ASCO Annual Meeting in June 2023. Initial survival and immunological biomarker data from the phase 2 clinical trial data were reported in September 2023. We expect to report topline overall survival data in the second quarter of 2024. We are also studying CAN-2409 in a randomized phase 2 clinical trial in borderline resectable pancreatic cancer, for which we elected to pause new enrollment in March 2023, subject to additional funding. Additionally, we have an ongoing investigator-sponsored phase 1 clinical trial of CAN-3110, a herpes simplex virus 1 (HSV1), in recurrent HGG and reported biomarker data in November of 2021. Additional data was presented at the Annual Meeting of Society for Immunotherapy of Cancer (SITC) in November 2022, during the Company's Research and Development Day on December 6, 2022, and at the American Society of Gene & Cell Therapy (ASGCT) Annual Meeting in May 2023. In October 2023, we published an in-depth analysis of 41 patients with recurrent HGG in arm A, including updated survival data in patients who have antibodies against HSV1 and new biomarker data supporting the proposed mechanism of action of CAN-3110 in Nature. If CAN-2409, CAN-3110 or any other product candidate we develop encounters safety or efficacy issues, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We can provide no assurance that CAN-2409, CAN-3110 or any other product candidates we develop will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. If we were required to discontinue development of CAN-2409, CAN-3110 or any future product candidate, or if CAN-2409, CAN-3110, or any future product candidate do not receive regulatory approval or fail to achieve significant market acceptance, we would be delayed by many years in our ability to achieve profitability, if ever.

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

We may seek approval of certain of our current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence by the sponsor and, under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is permitted to require, as appropriate, that such trials be underway prior to approval or within a specified time period after the date accelerated approval is granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such confirmatory trials, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such trials in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory trial or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance that the product's accelerated approval will eventually be converted to a traditional FDA approval.

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

We are not permitted to market or promote or sell CAN-2409, CAN-3110 or any future product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by the regulatory authorities. If we do not receive approval from the FDA and comparable foreign regulatory authorities for any of CAN-2409, CAN-3110 and future product candidates, we will not be able to commercialize such product candidates in the United States or in other jurisdictions. If significant delays in obtaining approval for and commercializing CAN-2409, CAN-3110 and future product candidates occur in any jurisdictions, our business, financial condition, results of operations, stock price and prospects will be materially harmed. Even if CAN-2409, CAN-3110 and future product candidates are approved, they may:

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

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. federal government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. A potential U.S. federal government shutdown may also increase uncertainty and volatility in the global economy and financial markets, which could negatively impact our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We believe that any of our product candidates approved as a biologic product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened or unavailable due to congressional action, a determination that approval of one of our candidates does not constitute “first licensure” or otherwise, or that the FDA will not consider our investigational medicines to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

We depend on our employees and consultants, CDMOs and CROs that we may use in the future, as well as regulatory agencies and other parties, for the continued operation of our business. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attacks, pandemics, wars hurricanes, fire, floods and ice and snowstorms, could result in significant disruptions to our research and development, preclinical studies, clinical trials, and, ultimately, commercialization of our products. Long-term disruptions in the infrastructure caused by events, such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism or other “acts of God,” particularly involving cities in which we have offices, manufacturing or clinical trial sites, could adversely affect our businesses. For example, in late February 2022, Russian military forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is likely. The impact to Ukraine, as well as actions taken by other countries, including new and stricter sanctions by Canada, the United Kingdom, the European Union, the United States and other countries and organizations against officials, individuals, regions, and industries in Russia, Ukraine and Belarus, and each country’s potential response to such sanctions, tensions, and military actions could have an adverse effect on the Company’s operations. These countries may impose further sanctions or other restrictive actions against governmental or other individuals or organizations in Russia or elsewhere. In addition, in October 2023, Hamas launched an attack on Israel, and Israel declared war on Hamas, with the armed conflict ongoing as of the date of this filing. The effects of disruptive events could affect the global economy and financial and commodities markets in ways that cannot necessarily be foreseen at the present time. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not respond or be adequate to compensate us for all losses that may occur. Any natural disaster or catastrophic event affecting us, our CDMOs or CROs, regulatory agencies or other parties with which we are engaged could have a significant negative impact on our operations and financial performance.

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

As of November 1, 2023, Estuardo Aguilar-Cordova and Laura Aguilar beneficially owned 6,231,211 shares of our common stock, or approximately 21.5% of our total outstanding capital stock as of such date. Accordingly, they will continue to have significant influence over all business decisions, including with respect to such matters as amendments to our charter, other fundamental corporate transactions, such as mergers, asset sales, and the sale of the Company, and otherwise will be able to influence our business and affairs. In connection with the IPO, we adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions.

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

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

Our common stock is currently listed for trading on The Nasdaq Global Market (“Nasdaq”). We must satisfy the continued listing requirements of Nasdaq to maintain the listing of our common stock on Nasdaq.

If we are deficient in regaining compliance with and otherwise maintaining the necessary listing requirements, our common stock may be delisted. If our common stock is delisted, an active trading market for our common stock may not be sustained and the market price of our common stock could decline. Delisting of our common stock could adversely affect our ability to raise additional capital through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of November 1, 2023, we had a total of 28,919,810 shares of common stock outstanding.

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

The existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 60.6% of our outstanding common stock with Estuardo Aguilar-Cordova and Laura Aguilar (together, both directly and indirectly) beneficially owning approximately 21.5% of our outstanding common stock, and with entities and persons affiliated with PBM Capital Group, LLC (PBM Capital), beneficially owning approximately 29.5% of our outstanding common stock. In addition, Diem Nguyen, who is a member of our Board of Directors, is currently Chief Executive Officer of Xalud Therapeutics, Inc., which is majority-owned by PBM Capital. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by

•
delaying, deferring or preventing a change of control of us;
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

Candel Therapeutics, Inc.

Date: November 9, 2023	By:	/s/ Paul Peter Tak
Paul Peter Tak
President and Chief Executive Officer

Date: November 9, 2023	By:	/s/ Jason A. Amello
Jason A. Amello
Chief Financial Officer (Principal financial officer and principal accounting officer)