Form 10-K
period 2023-12-31
Candel Therapeutics, Inc.
filed 2024-03-28
CIK 1841387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2023, based on the closing price of $1.26 for shares of the registrant’s common stock as reported by the Nasdaq Global Market, was approximately $28.2 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of registrant’s Common Stock outstanding as of March 21, 2024 was 29,347,468.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders (the Proxy Statement) are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

i

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, product candidates, clinical development plans and expectations, prospective products, product approvals, research and development costs, timing and likelihood of success, and plans and objectives of management for future operations and results, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the sections in this Annual Report on Form 10-K titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:

▪
the timing and the success of preclinical studies and clinical trials of CAN-2409 (international non-proprietary name: aglatimagene besadenovec) and CAN-3110 and any other product candidates;
▪
the initiation of any clinical trials of CAN-2409 and CAN-3110 and any other product candidates;
▪
our need to raise additional funding before we can expect to generate any revenues from product sales;
▪
our ability to conduct successful clinical trials or obtain regulatory approval for CAN-2409 and CAN-3110 or any other product candidates that we may identify or develop;
▪
the ability of our research to generate and advance additional product candidates;
▪
the effects of public health crises, outbreaks of an infectious disease or ongoing geopolitical conflicts, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations;
▪
our ability to establish an adequate safety or efficacy profile for CAN-2409, CAN-3110 or any other product candidates that we may pursue;
▪
our ability to manufacture CAN-2409, CAN-3110 or any other product candidate in conformity with our specifications and the U.S. Food and Drug Administration’s (FDA) requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;
▪
the implementation of our strategic plans for our business, any product candidates we may develop and any companion diagnostics;
▪
our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates any companion diagnostics;
▪
the rate and degree of market acceptance and clinical utility for any product candidates we may develop;
▪
estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
▪
the period we estimate to be funded by our existing financial resources;
▪
our ability to establish and maintain collaborations;
▪
the potential benefits with the continued existence of our license agreement with Mass General Brigham (MGB);
▪
our financial performance;
▪
our ability to effectively manage our anticipated growth;
▪
developments relating to our competitors and our industry, including the impact of government regulation;
▪
our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals; and
▪
other risks and uncertainties, including those discussed in Part I, Item 1A - Risk Factors in this Annual Report on Form 10-K.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, new risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify that all of our forward-looking statements by these cautionary statements.

All references to "Candel", "we", "us", "our", or the "Company" mean Candel Therapeutics, Inc. and its subsidiary.

Summary of the Material and Other Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties, including those described more fully in Part I, Item 1A - Risk Factors in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

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
•
Our business is dependent on the success of CAN-2409, as well as CAN-3110 and any other product candidates that we advance into the clinic. All of our product candidates will require additional development before we may be able to seek regulatory approval for and launch a product commercially.
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
•
Any future public health crisis, outbreaks of an infectious disease or ongoing geopolitical conflicts may have adverse effects on our business and operations.
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

PART I

Item 1. Business.

Overview

We are a clinical stage biopharmaceutical company focused on developing off-the-shelf viral immunotherapies that elicit an individualized, systemic anti-tumor immune response to help patients fight cancer. Our engineered viruses are designed to induce a systemic anti-tumor response due to immunogenic cell death through direct viral-mediated cytotoxicity in cancer cells, thus releasing tumor neo-antigens and creating a pro-inflammatory microenvironment at the site of injection. This is intended to lead to in-situ vaccination against the injected tumor and uninjected distant metastases. Our viral immunotherapy approach utilizes intratumoral administration of genetically engineered viruses to induce tumor cell death and elicit a systemic anti-tumor response. Local delivery enables us to achieve these effects while aiming to minimize systemic toxicity. The immune cells induced by these viral immunotherapies are believed to target patients’ specific tumor antigens, potentially improving responses in immunologically “hot” tumors while at the same time infiltrating the tumor microenvironment, transforming non-inflamed “cold” tumors with limited immune response into “hot” tumors. While our product candidates are administered directly into the tumor, we have observed systemic immune response in our preclinical studies and clinical trials that may indicate the potential of our product candidates to induce systemic immune response against distal, uninjected tumors, also known as an “abscopal” effect.

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

We have established two clinical off-the-shelf viral immunotherapy platforms based on novel, genetically modified adenovirus and herpes simplex virus (HSV) constructs, respectively.

Our most advanced product candidate, CAN-2409, is an off-the-shelf adenovirus product candidate which is administered in conjunction with the prodrug valacyclovir, that has generated promising clinical activity across a range of solid tumor indications. CAN-2409 is currently being studied in the following ongoing clinical trials:

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
•
Non-Small Cell Lung Cancer (NSCLC)
o
An open-label phase 2 clinical trial in the United States evaluating CAN-2409 plus valacyclovir in combination with continued PD-(L)1 checkpoint inhibitors in approximately 80 patients with stage III/IV NSCLC who have inadequate response to front line PD-(L)1 checkpoint inhibitor treatments. In April 2023, we announced that the FDA granted fast track designation for CAN-2409 plus valacyclovir in combination with pembrolizumab in order to improve survival or delay progression in patients with stage III (not candidates for curative intent) or stage IV NSCLC, who are resistant to first line PD-(L)1 inhibitor therapy and who do not have activating molecular driver mutations or have progressed on directed molecular therapy. These patients historically have had an expected median overall survival (mOS) of 10-14 months (Reckamp K et al. J Clin Onc 2022;40:2295-2306). The aim of the CAN-2409 immunotherapy antitumor strategy is to raise the tail on the survival curve by increasing the number of long survivors beyond 10-14 months.

o
In 2022, we presented data from this phase 2 clinical trial where patients who received two administrations of CAN-2409 plus prodrug and completed the 12-week treatment window that demonstrated: 1) increased infiltration of CD8+ cytotoxic tumor infiltrating lymphocytes in the tumor microenvironment, systemic expansion of effector T cells and increased soluble granzyme B levels in peripheral blood, 2) favorable changes in the trajectory of tumor progression, 3) decreased tumor size of target lesions in most patients, and 4) reduced size of uninjected tumor lesions (Aggarwal C et al. Abstract #9037 ASCO June 2022 and Aggarwal C et al. Candel Virtual R&D Day, December 2022). These data were further supported in an update released September 2023, based on a data cutoff of August 1, 2023:

▪
40 patients across Cohort 1 (stable disease at enrollment; n=5) and Cohort 2 (progressive disease at enrollment; n=35) were evaluable, as they received two courses of CAN-2409 plus valacyclovir and completed the 12-week treatment window.

▪
While overall survival was not yet mature, we observed an encouraging number of long survivors. We believe that CAN-2409 may induce a new state of functional immunosurveillance and durable disease control in a subset of the patients.

▪
Of the 40 evaluable patients, 15 patients had lived ≥ 12 months; of these, 10 patients had lived > 18 months, of whom 70% (7/10) were alive as of last follow up. All 4 patients (100%) with overall survival > 24 months were alive at last follow up, with the longest reaching 31.7 months.

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

▪
There was a significant increase observed in activated central memory, effector-memory, effector T cells, and natural killer (NK) cells after CAN-2409 treatment. These include CD8+Ki67+IFNg+ T cells, CD8+ granzyme B+Ki67+ T cells, CD56+CD16+granzyme B+ NK cells, and gd+ T cells. We also observed an increase in memory B cells after CAN-2409 treatment

▪
We observed an increase in effector/cytotoxic T cells and NK cells in peripheral blood after the second CAN-2409 administration associated with subsequent improved survival (≥ 12 months).

▪
We continued to observe a favorable safety/tolerability profile after CAN-2409 treatment in NSCLC. There were no dose limiting toxicities or grade 4 or greater treatment related adverse events. Grade 3 treatment related adverse events were reported in < 10% of patients receiving at least one dose of CAN-2409 (safety population), which we believe compares favorably to current standard of care (SoC) options.

o
Candel expects to share topline overall survival data for Cohort 2 in the second quarter of 2024, assuming data are mature at that time.

•
Pancreatic Cancer

o
We have initiated a randomized phase 2 clinical trial in the United States evaluating CAN-2409 in borderline resectable and locally advanced pancreatic adenocarcinoma. In December 2023, we announced that the FDA granted fast track designation for CAN-2409 plus valacyclovir for the treatment of patients with pancreatic ductal adenocarcinoma (PDAC) to improve overall survival. In

March 2023, in connection with our cost management and dynamic portfolio management initiatives, we elected to pause new enrollment in this randomized phase 2 clinical trial, subject to additional funding. Despite the pause in new patient enrollment, we presented initial positive interim overall survival and immunological biomarker clinical data at the Society for Immunotherapy of Cancer (SITC) Annual Meeting in the fourth quarter of 2023.

o
In a previous phase 1b trial, a statistically significant increase in the number of CD8+ tumor infiltrating lymphocytes was observed. Initial positive phase 2 data revealed notable improvements in patients with borderline resectable pancreatic ductal adenorcarcinoma (PDAC) following CAN-2409 plus prodrug together with SoC chemoradiation; the following data were disclosed as of the August 21, 2023 data cutoff

▪
Clinical data highlights:

•
Prolonged and sustained survival was observed after experimental treatment with CAN-2409 in patients with borderline resectable PDAC.

•
An estimated survival rate of 71.4% at both 24 and 36 months was observed in patients who received CAN-2409 regimen together with SoC chemoradiation prior to surgery, versus only 16.7% estimated survival at 24 and 36 months with SoC chemoradiation prior to surgery

•
Importantly, 5 out of 7 patients who received CAN-2409 were still alive at the time of data cutoff, with two patients surviving more than 45 months from enrollment. Only one patient randomized to control SoC chemotherapy remained alive at data cutoff (alive at 43 months).

•
mOS has not been reached yet in patients who received CAN-2409 because most of the patients in the CAN-2409 group were still alive at data cut-off; mOS was 12.5 months in the control arm.
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

Our lead HSV-based product candidate, CAN-3110, is currently in an ongoing investigator-sponsored phase 1 clinical trial in our initial target indication of recurrent high-grade glioma (HGG). In February 2024, we announced that the FDA granted fast track designation for CAN-3110 for the treatment of patients with recurrent HGG to improve overall survival. These patients have failed SoC treatment and have a poor prognosis (expected overall survival < 6-9 months). Initial overall survival data from this clinical trial was presented in an oral presentation at the ASCO Annual Meeting in June 2021, and additional biomarker data was reported in an oral presentation at the Society for Neuro-Oncology Annual Meeting in November 2021. During our Research and Development Day in December 2022, we presented updated data demonstrating that CAN-3110 was well tolerated with no observed dose-limiting toxicity; achieved 11.6 months mOS with a single dose; and showed evidence of persistent herpes simplex virus 1 (HSV-1) antigen and HSV-1 replication consistent with mechanism of action as well as robust evidence of immune activation. In May 2023, we presented clinical and biomarker data from this ongoing clinical trial in an oral presentation at the American Society of Gene & Cell Therapy (ASGCT) Annual Meeting where we reported mOS in arm A (n=41) ongoing at 11.8 months and mOS in arm B (n=9) ongoing at 12.0 months as of the April 20, 2023 data cutoff. Safety and tolerability data reported no dose-limiting toxicities in both arm A and arm B.

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

We are also designing other novel viral immunotherapy candidates using our proprietary enLIGHTEN™ Discovery Platform, a systematic, iterative HSV-based discovery platform leveraging human biology and advanced analytics to create new viral immunotherapy candidates for solid tumors. In October 2022, we entered into a collaboration with the University of Pennsylvania (UPenn) Center for Cellular Immunotherapies to study the impact of novel viral immunotherapy candidates based on our enLIGHTEN™ Discovery Platform to strengthen the activity of UPenn’s investigational CAR-T cell therapies in difficult to treat solid tumors.

In November 2023, during the SITC 2023 Annual Meeting, we presented two posters describing the key elements of the platform and the development of the first experimental agent from the enLIGHTEN Discovery Platform. The new agent, Alpha-201 Macro1, is an investigational viral immunotherapy designed to interfere with the CD47/SIRPα pathway and activate innate immune surveillance. Results demonstrated monotherapy activity following local administration in a preclinical model of lung and breast cancer. Additional preclinical data presented at SITC confirmed the capability of the enLIGHTEN™ Advanced Analytics suite to predict optimal gene payload combinations to arm viral vectors, that enable the design of potential combination therapeutics to overcome tumor resistance especially in cancers resistant to ICI treatment.

In March 2024, we announced the acceptance of an abstract at the American Association for Cancer Research's (AACR) 2024 Annual Meeting related to the second candidate from our enLIGHTEN™ Discovery Platform, a first-in-class multimodal immunotherapy for induction of tertiary lymphoid structures as a novel therapeutic strategy for solid tumors.

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

Our Strategy

Our goal is to develop first-in class and best-in-class viral immunotherapies to transform the lives of cancer patients. We plan to develop and commercialize our two most advanced product candidates, CAN-2409 and CAN-3110, for the treatment of a broad range of solid tumor indications, while continuing to build our pipeline through our discovery platform. Key elements of our strategy include the following:

▪
Advance the late-stage development of, and seek regulatory approval for, our product candidate, CAN-2409, in newly diagnosed, localized prostate cancer. We are currently conducting a potentially registrational phase 3 clinical trial in intermediate- and high-risk patients in combination with the SoC, radiotherapy. If approved, we believe CAN-2409 could be a first-in-class drug for localized prostate cancer patients with the potential to significantly increase percentage of patients that achieve disease-free survival or reduce disease progression and recurrence.
▪
Advance the clinical development of CAN-3110 from our HSV platform with tumor-specific enhanced replication potency. An investigator-sponsored phase 1b clinical trial is ongoing in recurrent HGG. This trial is evaluating the activity of CAN-3110 in therapy-resistant disease, where we believe a replicating virus may present therapeutic advantages. Our aim is to improve mOS compared to optimal SoC.
▪
Advance the development of CAN-2409 in stage III/IV NSCLC patients with inadequate responses to SoC immune checkpoint inhibitors (ICI). A phase 2 clinical trial that evaluates CAN-2409 in combination with ICI is currently underway in NSCLC. Our aim is to improve mOS compared to optimal SoC (12-14 months).
▪
Advance the development of CAN-2409 in patients with newly diagnosed, localized prostate cancer. A phase 2 trial that evaluates CAN-2409 as a monotherapy is currently underway in low to moderate risk patients who are under active surveillance. Our aim is to improve progression-free survival compared to the active surveillance approach.
▪
Advance the development of CAN-2409 in pancreatic cancer. We have initiated a randomized phase 2 clinical trial in patients with borderline resectable pancreatic adenocarcinoma. However, in March 2023, in connection with our cost management and dynamic portfolio management initiatives, we elected to pause new enrollment in this randomized phase 2 clinical trial, subject to additional funding, while we continue to follow the patients who participated in the clinical trial. Our aim is to improve mOS compared to SoC.
▪
Advance the development and initiate IND-enabling work of CAN-3110 in a second indication characterized by Nestin expression. We intend to discuss a new clinical trial designed to explore safety, tolerability and preliminary efficacy in a new indication characterized by Nestin expression (such as breast cancer or melanoma) with the FDA.
▪
Leverage our HSV viral immunotherapy platform to develop additional HSV-based product candidates. Our new enLIGHTEN™ Discovery Platform enables rapid vector engineering to generate a range of new candidates in a data driven and indication specific manner. We utilize a key attribute of HSV, a high capacity for genetic cargo, to enable targeted modifications and deploy indication specific genes to the tumor microenvironment. Our platform is designed to generate both replication-defective and replication-competent agents depending on the demands of a particular application.
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
▪
Ensure commercial-scale manufacturing of our product candidates. We will rely on third party contract manufacturers for commercial-scale manufacturing of both product candidates, CAN-2409 and CAN-3110. We expect that our cost-of-goods will be substantially lower than cell- and antibody-based therapies because of our high-yield manufacturing process.

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

Desirable Clinical Properties. Viral immunotherapy has attributes that are important for cancer therapeutics. The agents are off-the-shelf and they have been shown to stimulate local and systemic immune responses in most patients, leading to an individualized anti-tumor immune response. In contrast, individualized cellular immunotherapies require specific manufacturing processes for each individual patient. The first viral immunotherapy was approved by the FDA in 2015, providing support that additional agents in this class may have similar potential. Furthermore, safety data shown in several clinical trials of various immunotherapies supports the ability to combine viral immunotherapy with other agents due to the potential for fewer overlapping side effects.

Our Immunotherapy Platforms. Our two clinical platforms, one based on adenovirus and the other based on HSV, provide different and complementary sets of attributes, which allows us to utilize the product candidate that is best suited for a particular clinical application.

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
▪
Intratumoral Route of Administration. Both of our product candidates are administered by direct injection into the tumor site, and have been shown to result in a systemic immune response. This approach aims to maximize immune stimulation and minimize systemic toxicity, factors that are believed to be suboptimal with intravenous administration. We believe that directly injecting these viral immunotherapies into a patient’s cancerous tissue helps to optimize the benefit/risk for these agents to be highly immunostimulatory at the site of the tumor, whereas systemically administered agents would need to avoid detection by the body’s immune surveillance mechanisms to avoid rapid destruction before getting to the target tumor. While our product candidates are administered directly into the tumor, we have observed a systemic anti-tumor immune response in our preclinical studies and clinical trials, resulting in improvement of both injected and uninjected tumors, also known as an “abscopal” effect. For the indications that we selected, intratumoral administration is a straightforward procedure that is aligned with clinical practice, leveraging SoC medical procedures, such as intra-prostate injection or delivery during diagnostic (bronchoscopy) or therapeutic (neurosurgery) procedures.
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
▪
Oncolytic activity combined with immunostimulatory properties. CAN-3110 is designed to persist and replicate at the site of the tumor. Viral replication is accompanied by tumor oncolysis, with release of tumor antigens in the microenvironment and activation of a local systemic immune response.

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

Our Pipeline

We have an advanced pipeline of late-stage and early-stage clinical trials with our two most advanced product candidates, CAN-2409 and CAN-3110.

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

To date, CAN-2409 has been administered to over 1000 patients with cancer, many of whom are in ongoing, placebo-controlled randomized clinical trials. In total, we have conducted more than 10 clinical trials with CAN-2409 in a range of solid tumor indications. We have seen encouraging clinical activity and a favorable tolerability profile with CAN-2409 in both monotherapy and combination settings with radiotherapy, ICI therapy, androgen deprivation therapy (ADT), chemotherapy and surgery. Based on the totality of our clinical data generated to date, we are currently pursuing indications in lung, pancreatic, and prostate cancer, which we believe all have great potential to address the unmet need.

We are conducting a phase 3 clinical trial of CAN-2409 under agreement with the FDA through the SPA process in newly diagnosed localized prostate cancer in intermediate- and certain high-risk patients in combination with the SoC that comprises radiotherapy and optional ADT. Our SPA provides FDA concurrence that our key endpoints and specific critical elements of our trial design are adequate to support a future marketing application if, among other things, we achieve the primary endpoint in the trial. The clinical trial is randomized, triple-blinded and placebo-controlled. It targeted enrollment of approximately 700 patients and was fully enrolled with 711 patients in September 2021, with topline data anticipated in the fourth quarter of 2024. We have also received fast track designation by the FDA for the development of CAN-2409 for the treatment of localized, primary prostate cancer in combination with radiotherapy to improve the local control rate, decrease recurrence and improve disease-free survival. We expect that if the trial is successful and if we obtain FDA approval, CAN-2409 could be the first new FDA approved pharmacologic treatment available in over 30 years as a first-line therapeutic for the over 100,000 patients who are newly diagnosed with localized prostate cancer each year in the United States.

We have also completed enrollment for a phase 2 clinical trial of CAN-2409 as monotherapy in newly diagnosed prostate cancer patients under active surveillance. This trial has recruited 187 patients with low-, intermediate- and certain high-risk localized prostate cancer. We expect to announce topline data in the fourth quarter of 2024. We believe that this trial, if successful, could position CAN-2409 as a first-line monotherapy treatment for patients with low- and intermediate-risk prostate cancer, thereby meaningfully expanding the addressable patient population.

In NSCLC, we have observed monotherapy activity of CAN-2409 in a phase 1 biomarker focused, window of opportunity clinical trial. In 2020, we initiated a phase 2 clinical trial evaluating CAN-2409 in combination with PD-(L)1 checkpoint inhibitors for patients with inadequate response to PD-(L)1 ICI. This open-label clinical trial was originally amended to target enrollment of approximately 80 patients with stage III/IV NSCLC in two separate cohorts. The cohorts are defined based on response to ICI at the time of enrollment. Cohort 1 addresses patients with stable disease at enrollment. Cohort 2 enrolls patients with progressive disease after at least 18 weeks of ICI treatment. Patients will continue treatment with their initial checkpoint inhibitor and CAN-2409 will be added to their regimen. The primary efficacy endpoints for this trial are tumor response as measured by RECIST criteria including overall response rate (ORR) and/or disease control rate (DCR). We reported initial data from this trial at the ASCO Annual Meeting in June 2022 and during our Research and Development Day in December 2022. These data were further supported in an update announced in September 2023, based on a data cutoff of August 1, 2023. In this September 2023 announcement, we presented updated data which showed evidence of local and systemic anti-tumor activity; a DCR of 77% (20/26) in patients entering the trial with disease progression (cohort 2); sustained and ongoing clinical responses greater than 1 year; favorable change in the trajectory of tumor progression; decreased tumor size of RECIST target lesions in most patients; reduced uninjected tumor size in 14/21 patients (67%); an overall response rate of 13% (4/30) across cohorts 1 and 2; durable disease stabilization translating into encouraging preliminary evidence of progression-free survival; consistent induction of local and systemic cytotoxic T cell response; increased infiltration of CD8+ T cells in the tumor microenvironment; systemic expansion of effector T cells and increase in soluble granzyme B levels in the peripheral blood; and a favorable safety/tolerability data with most treatment-related adverse events being grade 1/2. In December 2023, the recruitment of this study was paused as we completed target enrollment for cohort 2. We received FDA fast track designation for CAN-2409 plus valacyclovir in combination with pembrolizumab in order to improve survival or delay progression in patients with stage III/stage IV in NSCLC who are resistant to first line PD-(L)1 inhibitor therapy and who do not have activating molecular driver mutations or have progressed on directed molecular therapy in April 2023. We anticipate presenting topline overall survival data in the second quarter of 2024.

In a previous phase 1b trial, patients with pancreatic cancer treated with CAN-2409 in addition to SoC demonstrated a greater survival duration over the expected survival of the patients treated with the existing SoC alone in a comparison to historical trial results. Furthermore, in the group of patients where pre- and post-treatment tumor biopsies were available, a statistically significant increase in the number of CD8+ tumor infiltrating lymphocytes was observed. We have initiated a randomized phase 2 clinical trial evaluating CAN-2409 in borderline-resectable pancreatic adenocarcinoma. In March 2023, in connection with our cost management and dynamic portfolio management initiatives, we elected to pause new enrollment in this randomized phase 2 clinical trial, subject to additional funding. Despite the pause in patient enrollment, we presented initial clinical data in the fourth quarter of 2023. The initial data showed prolonged and sustained survival in patients treated with CAN-2409 but not in the control arm, We observed a separation of the survival curves with an estimated survival rate of 71% in the treatment arm, compared to 16.7% in the control arm at both 24 and 36 months after treatment. We received FDA fast track designation for CAN-2409 plus prodrug (valacyclovir) for the treatment of patients with PDAC to improve overall survival in December 2023. We expect to present an update of the survival data in the second quarter of 2024.

Our second viral immunotherapy platform is based on a novel, next generation, genetically modified HSV that induces tumor specific oncolysis. The HSV-based platform enables generation of both replication-competent and replication-defective viral product candidates as well as capacity to clone, in the vector, up to five transgenes that will allow us to optimize our virus profile for different tumor settings. CAN-3110, our first HSV-based product candidate, has been engineered for enhanced specificity and tumor cell killing, while minimizing toxicity on healthy tissue. CAN-3110 was formerly known as rQNestin34.5v.2. An investigator-sponsored phase 1b clinical trial is ongoing with CAN-3110 in our initial target indication of recurrent HGG and we reported additional biomarker results in November 2021. During our Research and Development Day in December 2022, we presented updated data demonstrating that the treatment was well tolerated, with no observed dose-limiting toxicity. This was further supported during an oral presentation at the ASGCT Annual Meeting in May of 2023, where we reported mOS of 11.8 months in arm A and 12.0 months in arm B with a single dose, based on a data cutoff date of April 20, 2023. Additionally, the data showed evidence of immune activation and persistent HSV-1 antigen and HSV-1 replication consistent with the mechanism of action. Clinical and biomarker data for the first 41 patients treated with a single injection of CAN-3110 were published in Nature in October 2023. The FDA has granted fast track designation to CAN-3110 for the treatment of patients with recurrent HGG to improve overall survival in February 2024. We are currently evaluating the effects of multiple doses of CAN-3110 in recurrent HGG supported by the Break Through Cancer foundation.

Based on the molecular targeting of CAN-3110, we believe that it could be evaluated in an expanded range of indications in the future, such as other neurologic tumors, melanoma, sarcoma, gastrointestinal stromal tumors, thyroid tumors, and breast cancer.

In addition, we are pursuing novel discovery programs based on our enLIGHTEN™ Discovery Platform. In November 2023, during the SITC 2023 Annual Meeting, we presented two posters describing the key elements of the platform and the development of the first experimental agent from the enLIGHTEN™ Discovery Platform. This first agent, Alpha-201 Macro1, is an investigational viral immunotherapy designed to interfere with the CD47/SIRPα pathway and activate innate immune surveillance. Results demonstrated monotherapy activity following local administration in a preclinical model of lung cancer. Additional preclinical data presented at SITC confirmed the capability of the enLIGHTEN™ Advanced Analytics suite to predict optimal gene payload combinations to arm viral vectors, that enable the design of potential combination therapeutics to overcome tumor resistance especially in cancers resistant to ICI treatment.

In March 2024, we announced the acceptance of an abstract at AACR 2024 Annual Meeting related to the second candidate from our enLIGHTEN™ Discovery Platform, a first-in-class multimodal immunotherapy for induction of tertiary lymphoid structures as a novel therapeutic strategy for solid tumors.

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

For the intermediate- and high-risk patients, the SoC is radical prostatectomy and radiotherapy often in conjunction with androgen deprivation therapy or chemical castration. These treatments have a high incidence of potentially life altering side effects, including incontinence and erectile dysfunction. There is therefore a significant unmet need for a novel treatment able to forestall or prevent progression to later stages of disease without the burdensome side effects associated with the current SoC. Weighing the balance between therapeutic efficacy and side effects linked to therapy, about 10% of the intermediate-risk patients, and approximately 40% of the low-risk patients decide, in consultation with their physicians, to adopt a close monitoring approach known as active surveillance that involves periodic imaging, biomarker evaluation and biopsies. SoC in this early, localized setting, leaves substantial need unaddressed.

As a result of PSA screening programs, most patients are diagnosed at early stages of disease with low grade, low volume, asymptomatic prostate cancer. Current screening methods are inadequate to definitively identify which patients are most likely to progress. As a result of the side effects and complications from currently available treatments, there is a large desire to delay or prevent the need for radical treatment. As a result, many men with prostate cancer meeting the National Comprehensive Cancer Network (NCCN) guidelines for low-risk prostate cancer choose not to be treated and to undergo an intense monitoring program, known as Active Surveillance (AS), as their preferred initial course of treatment. However, within 10 years of diagnosis, between 21% and 38% of men will have developed progressive cancer and require invasive treatments. It has been reported that 21% and 41% of patients initially under AS convert to active treatment based on progression of their disease within two and five years, and approximately 17% of men undergoing AS choose to move to active treatments within 10 years of diagnosis in the absence of any evidence of progression, underscoring the level of anxiety that patients experience when they carry a diagnosis of untreated prostate cancer and the significant unmet need in this early line of treatment.

To our knowledge, the only FDA-approved pharmacologic intervention indicated for newly diagnosed localized prostate cancer is chemical castration therapy, also known as ADT. SoC for localized disease is primarily surgery, radiotherapy and/or ADT. Because ADT has a potentially severe side effect profile, including impotence, hot flashes, mood changes, depression, impact on quality of life, and others, these hormone treatments are reserved only for those patients that present the highest risk of localized or metastatic prostate cancer. Similarly, surgical prostatectomy can often cause urinary dysfunction and sexual dysfunction that can last years and sometimes be permanent. Approximately one-third of men with normal baseline function will report an increase in urinary symptoms and urgency after prostatectomy and most men will experience erectile dysfunction after treatment with either surgery or radiation.

We believe CAN-2409 could provide a significant commercial opportunity for therapeutic use in the newly diagnosed, localized prostate cancer patient population, with the goal of reducing progression or recurrence of disease without significant toxicities and with a product that can be administered at outpatient facilities.

Non-Small Cell Lung Cancer

In recent years ICI, specifically PD-1 directed agents, have transformed the treatment paradigm of NSCLC and become a backbone therapy for this indication. Over a half dozen ICI products have been approved in various cancer indications, and there are numerous other related drug candidates in preclinical and clinical development. Global sales for ICIs in 2019 were approximately $23 billion with NSCLC accounting for 50% to 55% of overall sales. The commercial opportunity in NSCLC is significant. Drug treated patient populations in the US for 2020 are estimated at 75,160; 47,920 and 21,990 in first-, second- and third-line treatment, respectively. ICI use in NSCLC has become SoC with approximately 49% of first-line patients in the United States being treated with an ICI alone or in combination with other agents. Nonetheless, 60% of these patients will have an inadequate response after one year of ICI treatment, and 80% after three years.

We believe CAN-2409 could provide a significant commercial opportunity for therapeutic use in NSCLC patients with an inadequate response to ICI, if we are able to demonstrate overall survival of more than 12-14 months after treatment per protocol.

Pancreatic Cancer

The American Cancer Society estimates that approximately 64,050 people in the United States (33,130 men and 30,920 women) will be diagnosed with pancreatic cancer in 2023; about 50,550 people (26,620 men and 23,930 women) will die of pancreatic cancer this year. Treatment is with surgery in cases where tumors are resectable, followed by adjuvant chemoradiation; there is increasing use of neoadjuvant chemoradiation in borderline resectable or even resectable disease in order to better reduce the risk of recurrence. For resected patients, while surgery and adjuvant approaches (e.g. FOLFORINOX) have improved mOS, 5 year survival rates remain modest (20-30%) and most tumors will recur (median recurrence free survival ~1.5 years). While there is a high level of total clinical research and development activity across pancreatic cancer settings (over 150 investigational products in phase 2 or later development), the majority are targeting metastatic disease. Physicians have identified a continued unmet need for more effective treatment options across the pancreatic cancer setting, including a need for further approaches which can increase the resectability of borderline / locally advanced patients, and improving cure rates in resected patients. There are an estimated 18,510 patients with resectable disease, with a sizeable proportion receiving surgery and adjuvant therapy; there are 12,340 patients with borderline resectable disease and 30,850 with locally advanced tumors (with the majority undergoing neoadjuvant / induction treatment) in the US/EU5.

We believe CAN-2409 could provide a significant commercial opportunity for therapeutic use in borderline resectable pancreatic cancer patients, if we are able to confirm the improvement in overall survival two years after initiation of treatment in patients who received CAN-2409 combined with SoC compared to SoC alone.

High-Grade Glioma

Glioblastoma, the most common form of HGG, is a relatively rare cancer with first-line drug treated prevalent population in the United States of approximately 16,113 patients. Treatment in the upfront setting is surgical resection, if possible, coupled with temozolomide and/or radiotherapy; however, virtually all patients eventually develop recurrent disease.

The prognosis for glioblastoma that has recurred is dire; mOS with second line chemotherapy such as lomustine is associated with mOS of 6-9 months. Few pharmaceutical treatment options exist for patients with recurrent HGG, with the last significant FDA approval over a decade ago. Avastin was approved in 2009, specifically for patients with recurrent glioblastoma, and approval was granted despite the absence of a survival benefit in the registrational studies. New agents to treat patients with recurrent HGG are urgently needed.

We believe CAN-3110 provides a significant opportunity for therapeutic use in recurrent HGG based on the results published in Nature in October 2023, showing nearly doubling of the expected mOS after just a single injection of CAN-3110.

Our Product Candidates

Initial Product Candidate - CAN-2409

We believe the adenovirus-based CAN-2409 has advantageous properties that differentiate from other viral immunotherapies. Namely, CAN-2409:

▪
Has consistently shown activity in clinical trials across a range of solid tumor types.
▪
Has been dosed in more than a thousand patients and has generated favorable tolerability and safety data.
▪
Is engineered to be potently immunogenic but non-replicating with the goal of eliciting a systemic anti-tumor immune response while minimizing the risk for local and systemic toxicity.
▪
Can be stored at 4°C, facilitating the use of CAN-2409 in out-patient clinics. This aspect is particularly favorable in indications such as prostate cancer, where patients are often monitored in individual private practices.

CAN-2409 (international non-proprietary name: aglatimagene besadenovec) is an adenovirus-based replication-defective engineered gene construct encoding the thymidine kinase gene derived from the herpes simplex virus. It is injected directly into a tumor or target tissue. Localized injection is intended to minimize systemic toxicities associated with systemic intravenous administration, eliminating the requirement for complex immune evasion or tumor-specific targeting mechanisms, and reprograms the immune response against the injected tumor, while activating the desired systemic anti-tumoral immune response against the injected tumor and uninjected metastases. The adenoviral vector is used to transport the HSV-thymidine kinase gene into the tumor cells at the site of injection. HSV-thymidine kinase converts generic, FDA-approved anti-herpes drugs, such as ganciclovir, acyclovir and valacyclovir, which we use as prodrugs, into a toxic nucleotide analogue. These agents are widely available, inexpensive and are generally well-tolerated. Cells transduced with the HSV-thymidine kinase gene as well as neighboring cells that are replicating or exhibit DNA damage undergo immunogenic cell death after exposure to these systemically administered prodrugs that are converted in the tumor microenvironment into toxic metabolites.

The prodrug-derived cytotoxic nucleotide analogs are designed to inhibit DNA replication and repair, leading to the death of multiplying tumor cells, and in particular of cells undergoing repair from radiation or chemotherapy damage. This form of cell death is immunogenic and exposes tumor antigens that can elicit a further tumor-specific immune response. Additionally, the virus itself stimulates a marked immuno-inflammatory response. Key pro-inflammatory cytokines as well as chemokines, adhesion molecules and costimulatory molecules are locally upregulated, resulting in an inflamed (hot) tumor microenvironment, able to further enhance CD8+ cytotoxic tumor infiltrating lymphocyte cell activation and immunization against various released tumor antigens.

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

The immune system is highly dynamic, with continuous trafficking of different populations of immune cells throughout the body. One outcome of this is that when T cells are locally activated and reprogrammed to recognize tumor-specific antigens, they can act systemically to drive an efficient immune response at sites distant from the original tumor. This abscopal effect may explain the significant effects observed at distant, uninjected sites demonstrated in experimental models of cancers. Abscopal effect has been shown with CAN-2409 in a mouse model of prostate cancer. The model employed RM-1, a syngeneic prostate cell line, that was implanted both in the flanks of the mice as well as systemic, via a tail vein injection to mimic metastatic disease, resulting in the emergence of lung tumor nodules. After intratumor treatment of the flank tumor masses with either CAN-2409 and systemic prodrug, alone or in combination with radiotherapy, we observed a beneficial response in both injected and uninjected metastatic tumor. Use of CAN-2409 resulted in a 38% mean reduction in tumor volume and, in the combination arm, a reduction of 61% in tumor volume. Notably, the average number of lung nodules was reduced from 20.5 in the control arm and 22.4 in the mice that received radiotherapy to 13.0 in the CAN-2409 arm, and to 6.6 when CAN-2409 was combined with radiotherapy. We have also observed the abscopal response in connection with the experimental treatment of CAN-2409 in patients with NSCLC. We observed regression of uninjected lesions in about two-thirds of evaluable patients presenting with multiple lesions.

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
▪
Has generated favorable tolerability and safety data, not reaching a dose limiting toxicity in the dose range tested in an ongoing investigator-sponsored phase 1b trial.
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

Our Clinical Trials

CAN-2409 for Prostate Cancer

We have completed multiple phase 1 and phase 2 clinical trials in non-metastatic prostate cancer using CAN-2409 as monotherapy and in combination with SoC. These trials generated favorable tolerability and safety data and also provide evidence to support CAN-2409 immune activation, dosing levels and schedules. We have administered CAN-2409 to more than 700 patients with localized prostate cancer to date, most of whom are currently in ongoing, placebo-controlled randomized trials.

Monotherapy Activity

We have observed what we believe to be a clinical response with CAN-2409 as monotherapy in our phase 1 trials. These responses have been consistently observed in patients with prostate cancer, including patients with newly diagnosed, localized disease, as well as those whose cancer was progressing even after radiotherapy.

In newly diagnosed patients with localized prostate cancer, analysis of biopsies following monotherapy CAN-2409 treatment revealed a change in glandular architecture, necrosis and increased immune cell infiltration as compared to baseline biopsy. We observed in treated samples a 4-fold increase in the number of CD8+ T cells and a 3-fold increase in the number of CD68+ macrophages, demonstrating an immune response after CAN-2409 administration.

In another phase 1/2 clinical trial, patients whose prostate cancer had progressed following radiotherapy and that presented a persistently rising PSA level, were treated with CAN-2409 as monotherapy using six dose levels, ranging from 1x108–1x1011 viral particles. In 27 of the 36 patients recruited, a decrease in PSA levels was observed following a single cycle of CAN-2409, as measured by the best PSA decrease in serial assessments within the first 3 months after treatment. PSA, while an imperfect biomarker for prostate cancer, is still widely employed for patient management in conjunction with biopsy, as rising PSA levels, and in particular PSA doubling time are associated with disease progression. In that same trial, we observed that the PSA doubling time improved significantly (p=0.0271) from 15.9 months at baseline to 42.5 months after a single cycle of CAN-2409 administration, in this treatment-resistant patient population. A subset of the patients in this trial also received second or third injection courses of CAN-2409. In most of those patients, a decrease from pre-administration PSA levels was again observed upon repeated injection.

Combination Therapy

Because of the increasing prevalence of combination therapy for cancer patients, the ability to combine novel agents with SoC treatments without overlapping toxicity is of increasing importance. We believe that the favorable tolerability and safety data generated for CAN-2409 in our clinical trials is encouraging for our current and future development plans, in combination with other agents but also as a monotherapy in lower risk patient populations that are not willing to undergo more aggressive forms of treatment. The safety data from our phase 2 clinical trial in prostate cancer patients treated with CAN-2409 in combination with SoC of radiotherapy or androgen deprivation therapy, reported no grade 4 treatment-related adverse events and only single-patient incidence of grade 3 treatment related adverse events. It was anticipated that flu-like symptoms would be evident, because CAN-2409 is an adenoviral gene construct known to induce a systemic immune response. Greater than 50% of patients reported fever and/or chills often associated with viral immune activation. These symptoms, which generally manifested early and transiently, often occurred on the evening of the intratumoral administration of CAN-2409 and resolved by the following morning. The rates of the gastrointestinal adverse events in this study are consistent with those typically reported by patients undergoing radiotherapy, which is a component of SoC in this population.

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

Potentially Registrational Phase 3 Clinical Trial for Localized Prostate Cancer

We are developing CAN-2409 as a potential therapeutic option that avoids the long-term severe side effects of hormone therapy or surgical interventions. Based on the data from our clinical trials to date, we believe that CAN-2409 has the potential, if approved, to be the first new first-line product candidate approved for patients with localized prostate cancer in over 30 years. We are currently conducting a potentially registrational phase 3 trial for CAN-2409, with agreement, under an SPA with the FDA for a single pivotal trial in newly diagnosed localized prostate cancer in intermediate and high-risk patients in combination with the SoC, radiotherapy.

This phase 3 clinical trial is fully enrolled with 711 patients, randomized 2:1. Patients receive three investigational treatment courses of CAN-2409, each consisting of four concurrent injections of transrectal or transperineal ultrasound guided administration of CAN-2409 followed by a course of oral valacyclovir. The first injection course is given at least 15 days but not more than 8 weeks before starting radiation. The second injection course is given 0-3 days prior to radiotherapy. The third and final injection course is delivered 15-22 days after the second injections. A fixed dose of valacyclovir is given for 14 days after each CAN-2409 administration. SoC external beam radiotherapy is administered to patients throughout the course of the trial with optional ADT as determined by the treating physician.

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

The SPA specifically defines agreement with the FDA on the statistical design and power of the phase 3 trial, as well as the primary endpoint definition. The SPA states that the trial is adequately designed to provide the necessary data that, depending on the outcome, could support a Biologics License Application (BLA) submission. The SPA does note the general point for all SPAs, that BLA acceptance and approvability are review issues and that a BLA approval will depend on the quality of actual clinical trial data, the robustness of the effect on the stated primary endpoint, the impact on the secondary endpoints, a favorable assessment of the study conduct, and analysis of safety information and other supportive data. We have approximately 50 active clinical sites for this clinical trial and have completed enrollment in September 2021 with 711 patients. The primary endpoint for the clinical trial is DFS. This trial has been designed to have 90% power, a hazard ratio of 0.5 and an alpha of 0.05. We are assuming a 15% improvement in the active arm (CAN-2409) as compared to placebo in the rate of events measured according to the DFS definition provided above. We expect topline data from this phase 3 clinical trial in the fourth quarter of 2024.

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

CAN-2409 for Non-Small Cell Lung Cancer (NSCLC)

To assess the potential for CAN-2409 to trigger local and systemic immune activation and produce a “hot” tumor phenotype, we designed and completed a clinical trial in patients with surgically resectable lung cancer. In this proof of mechanism phase 1 clinical trial, dose escalation of intratumoral neoadjuvant CAN-2409 was followed by tumor resection three weeks later. The specific goal was to obtain biological data to better understand the impact of CAN-2409 on the tumor microenvironment, with a specific focus on intratumoral CD8+ tumor infiltrating lymphocyte cell activation and function while also assessing the effects on the systemic immune response. The effects of CAN-2409 were evaluated by comparing post-injection specimens to an internal control consisting of each patient’s own pre-treatment needle biopsy and blood samples, and an external cohort of matched patients who underwent standard surgical resection without CAN-2409. The results showed evidence of significant intratumoral and systemic immune activation after experimental CAN-2409 monotherapy treatment. Analysis of peripheral blood mononuclear cells, both before and after CAN-2409 administration, demonstrated a significant increase in expression of proliferation and activation markers including HLA-DR, CD38 and Ki67 three weeks after CAN-2409 initiation. Other relevant findings in this clinical trial included an increase in markers of T cell activation such as PD-1 and CTLA-4, which are targets of ICI that have been approved for use in NSCLC.

In this NSCLC phase 1 clinical trial, two patients experienced grade 3 dehydration with renal insufficiency, two patients presented grade 3 urinary retention and six patients were observed to have a grade 4 low lymphocyte count. Of significant interest, one patient, a 70 year-old male with a 14.8 cm stage IIIA sarcomatoid carcinoma, exhibited a nearly 50% decrease in tumor volume at 3 weeks after CAN-2409 monotherapy treatment. Collectively, these results lead us to believe that CAN-2409 could provide an opportunity to improve ICI response rates in patients with NSCLC by eliciting additional immune activation in lung cancer patients.

CAN-2409 and Checkpoint Combination Phase 2 Clinical Trial for NSCLC in Patients with Inadequate Response to ICI

In 2020, we initiated a phase 2 clinical trial of CAN-2409 in NSCLC patients with inadequate response to ICI that has enrolled patients receiving SoC ICI (plus chemotherapy if indicated) in combination with two courses of CAN-2409 plus continued ICI. This open label clinical trial, as amended, targeted enrollment of approximately 80 patients with stage III/IV NSCLC in two separate cohorts. The cohorts are defined based on response to ICIs at the time of enrollment. Cohort 1 addresses patients with stable disease and Cohort 2 enrolled patients with progressive disease after at least 18 weeks of ICI treatment. Patients continue treatment with their initial ICI and CAN-2409 was added to their regimen. The primary efficacy endpoints for this trial are response rate measured by RECIST and/or Disease Control Rate, with overall survival as a key study endpoint.

We reported initial data from this trial at the ASCO Annual Meeting in June 2022. During our Research and Development Day in December 2022. These data were further supported in an update announced in September 2023, based on a data cutoff of August 1, 2023, where we presented updated data demonstrating evidence of local and systemic anti-tumor activity; a disease control rate of 77% (20/26) in patients entering trial with disease progression (cohort 2); sustained and ongoing clinical responses greater than 1 year; favorable change in the trajectory of tumor progression; decreased tumor size of RECIST target lesions in most patients; reduced uninjected tumor size in 14/21 patients (67%); an overall response rate of 13% (4/30) across cohorts 1 and 2; durable disease stabilization translating into encouraging preliminary evidence of progression-free survival; consistent induction of local and systemic cytotoxic T cell response; increased infiltration of CD8+ T cells in the tumor microenvironment; systemic expansion of effector T cells and increase in soluble granzyme B levels in the peripheral blood; and favorable safety/tolerability data with most treatment-related adverse events being grade 1/2. In December 2023, the recruitment of this study was paused as we completed target enrollment for cohort 2.

We anticipate presenting topline overall survival data from this ongoing phase 2 clinical trial in the second quarter of 2024.

CAN-2409 for Pancreatic Cancer

In a previous phase 1b clinical trial, patients with pancreatic cancer treated with CAN-2409 in addition to SoC demonstrated a greater survival duration over the expected survival of the patients treated with the existing SoC alone in a comparison to historical trial results. Furthermore, in the subset of patients where pre- and post-treatment tumor biopsies were available, a statistically significant increase in the number of CD8+ tumor infiltrating lymphocytes was observed. In addition, the study demonstrated that CAN-2409 was generally well-tolerated in combination with SoC.

We are currently conducting a randomized phase 2 clinical trial of CAN-2409 in borderline resectable pancreatic cancer, with a target enrollment of up to 54 patients. In March 2023, in connection with our cost management and dynamic portfolio management initiatives, we elected to pause new enrollment in this randomized phase 2 clinical trial, subject to additional funding. Despite the pause in patient enrollment, we presented initial clinical data in the fourth quarter of 2023, based on a data cutoff date of August 21, 2023. The initial data showed prolonged and sustained survival in patients who were treated with CAN-2409 and there was a separation of the survival rates in the treatment and placebo arms. Estimated survival was 71.4% when 2-3 CAN-2409 courses were added to standard neoadjuvant chemoradiotherapy followed by attempted surgical resection compared to 16.7% with standard neoadjuvant chemoradiotherapy followed by attempted surgical resection alone at both 24 and 36 months after treatment. We expect to present an update to this survival data in the second quarter of 2024.

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

Phase 1 Clinical Trial of CAN-2409 With Opdivo in High-Grade Glioma

We conducted a phase 1b clinical trial in patients with newly diagnosed HGG examining the combination of CAN-2409 and anti-PD-1 nivolumab (Opdivo, BMS) in collaboration with BMS and Adult Brain Tumor Consortium. This was the first clinical trial to evaluate the combination of CAN-2409 and nivolumab in HGG patients with the goal of enhancing anti-tumor T cell activation and expansion and the potential for better clinical outcome.

Data for this phase 1b clinical trial were presented at the 37th Annual Meeting of Society for Immunotherapy of Cancer (SITC) in Boston in November 2022. In the trial involving 35 evaluable patients, extensive biomarker analyses demonstrated that the combination of CAN-2409 and nivolumab resulted in a statistically significant expansion of activated tumor-fighting CD4+ and CD8+ T cells effector cells as well as decreased markers of exhaustion on effector cells. Proteomic analysis by OLINK revealed an increase in pro-inflammatory cytokines, including interferon-gamma, the chemokines CXCL9/10 and CXCL11, MCP-1, MCP-3, and granzyme A. Systemic immune activation was observed after the single administration of CAN-2409, prior to initiation of nivolumab (week 3 post treatment). mOS for patients with methylated MGMT promoter was 30.6 months for those who underwent gross total resection (GTR) (n=10) and 12.6 months for those who underwent sub-total resection (STR) (n=5). mOS for patients with unmethylated MGMT was 13.2 months (GTR) (n=16) and 15.9 months (STR) (n=4), respectively.

Phase 1b/2 Clinical Trial of CAN-2409 Combined with SoC in High-Grade Glioma

In our phase 1b/2 clinical trial in newly diagnosed patients with HGGs, including the difficult-to-treat glioblastoma, CAN-2409 demonstrated a statistically significant increase in patient survival when combined with current SoC over the current SoC alone (surgery, radiation and temozolomide). The trial compared the overall survival of 48 enrolled patients treated at 4 clinical sites with CAN-2409 plus SoC against a matched controlled set of 134 patients enrolled at MGB who received only SoC. The results demonstrated that the mOS of patients receiving SoC alone was 13.5 months while patients receiving CAN-2409 plus SoC was 17.1 months (p=0.0417). Importantly, a pre-planned analysis on a subset of patients treated surgically with gross total resection (>95% of tumor removed) during surgery (18 patients compared to 44 in the control arm), demonstrated a mOS of 25.1 months in the CAN-2409 arm versus 16.3 months in the SoC group, with approximately a 50% improvement (p=0.0120). In this patient population, after three years, one in three patients was alive in the CAN-2409 arm compared to 1 in 20 patients in the SoC group. At the end of the study, three of the patients who received CAN-2409 were alive without progression after 43, 62.1 and 88.5 months. CAN-2409 was generally well tolerated, with most treatment-related adverse events being grade 1 or 2, and few reports of grade 3 or 4 events.

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

CAN-3110 for Recurrent High-grade Glioma

Our first HSV-based product candidate, CAN-3110, is in an ongoing investigator-sponsored phase 1b clinical trial in recurrent HGG. This is an open-label, dose-escalation clinical trial in patients who have failed SoC. The primary objective of this clinical trial is to analyze the safety of CAN-3110 use in patients with recurrent HGG. No dose-limiting toxicities were observed in doses ranging from 1x106 to 1x1010 PFU in half-log increments. More than 50 patients have been treated.

Immunohistology studies showed persistent presence of HSV antigen and infiltration by CD8+ cytotoxic tumor infiltrating lymphocytes post treatment, providing support for the expected mechanism of action of CAN-3110.

We are particularly encouraged by the clinical course of a few patients who received a single injection with CAN-3110 as monotherapy upon recurrence of glioblastoma. One patient, originally diagnosed with multicentric glioblastoma and initially treated with SoC surgical resection followed by temozolomide and radiotherapy has been treated with CAN-3110 monotherapy, upon recurrency with development of two lesions visualized on MRI. One lesion, in the frontal region, had developed at the site of the initially resected mass. The second, larger mass was a new lesion. The patient received CAN-3110 via stereotactic administration into the injected lesion. At day 56 post-injection, there was a visible decrease in the volume of both masses. By day 112 post-injection, the volume of both masses was further reduced and the patient was able to go back to work. The patient eventually developed a third lesion, experienced a stroke secondary to a diagnostic procedure, and refused further treatment, dying approximately 15 months after entering the trial. A second patient initially diagnosed with methylated grade IV HGG located in the temporal lobe underwent 2 consecutive resections and treatment with chemoradiation for rapid progressive disease. The patient was injected with CAN-3110 (10E8 pfus), at the site of the original lesion. An MRI scan performed at day 91 showed increased enhancement at the site of injection. The patient underwent an additional resection, but, importantly, histological report showed mainly inflammatory tissue with high density of tumor infiltrating lymphocytes. The patient did not have detectable disease, in absence of any additional treatment for more than 2 years and passed away as passenger of a motor vehicle accident on day 717 post CAN-3110 treatment. Another patient, originally diagnosed with grade IV astrocytoma, was treated with CAN-3110 for a recurrence following first-line therapy with subtotal resection, chemoradiation and adjuvant temozolomide. At time of recurrence, a mass was evident in the left frontal lobe. The patient was enrolled in arm B of the phase 1 clinical trial which includes treatment with Cytoxan (24 mg/kg one dose day -2) prior to CAN-3110 injection. Post-treatment scan demonstrated progressive reduction in enhancement with cavitary necrosis at the site of injection. The patient remains clinically stable as of February 2024 and has not required additional therapies in the two years post CAN-3110 treatment. We find these case reports to be encouraging because of the unusually favorable disease course experienced by these patients with recurrent HGG who had previously failed SoC treatment, in absence of concurrent therapies. Additionally, we have observed a mOS of 11.8 months in the phase 1b trial in the first 41 patients as of the cutoff date of April 20, 2023. This data was confirmed in an independent cohort of 9 patients (cohort B; mOS 12.0 months). Prolonged survival after CAN-3110 treatment was associated with HSV-1 seropositivity as well as with changes in T cell fractions and TCRβ diversity. Given the mOS of less than 6-9 months in historical clinical trials of other investigational agents in patients with recurrent HGG, who have failed SoC treatment we believe this is encouraging evidence of clinical activity. We expect to report additional data, including the potential benefits from multiple injections of CAN-3110, from the ongoing phase 1b clinical trial in the second half of 2024.

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

Some of the products and therapies developed by our competitors are based on scientific approaches that are the same as or similar to our approach, including with respect to the use of viral immunotherapy with adenovirus and HSV. Other competitive products and therapies are based on entirely different approaches. We are aware that Replimune Group, Inc., Amgen Inc., Astellas Pharma, Inc, Istari Oncology Inc, Orca Therapeutics, B.V., CG Oncology, Inc, ImmVira Co., Ltd., IconOVir Bio, Inc., and FerGene, Inc., among others, are developing viral immunotherapies that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Commercialization

We intend to retain significant development and commercial rights to our product candidates and, if marketing approval is obtained, to commercialize our product candidates on our own, or potentially with a partner, in the United States and other regions. We currently have no sales, marketing or commercial product distribution capabilities and have no experience as a company commercializing products. We intend to build the necessary infrastructure and capabilities over time for the United States, and potentially other regions, following further advancement of our product candidates. Clinical data, the size of the addressable patient population, the size of the commercial infrastructure and manufacturing needs, and partnering opportunities may all influence or alter our commercialization plans.

Manufacturing

We have established an operations leadership team with extensive experience in manufacturing biologics based on viruses, including viral immunotherapy products and gene therapy products, and in the construction, validation, approval and operation of facilities designed to manufacture biologics. We have secured a third-party contract manufacturing organization for clinical and commercial-scale manufacturing of our CAN-2409 and CAN-3110 product candidates.

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

With regard to patent exclusivities, we have or are pursuing patent protection for our CAN-2409 and CAN-3110 product candidates and our enLIGHTEN™ Discovery Platform. With regard to our CAN-2409 product candidate, we own a United States patent and a pending patent application that relate to a method of use of CAN-2409 in combination with an immune checkpoint inhibitor. The issued patent and the pending application, if issued, are expected to expire in 2034. With regard to our CAN-3110 product candidate, we have rights to issued composition of matter patents in the United States, Australia, Canada, China, Europe, and Japan and patent applications pending in Australia, Europe, and Korea that relate to CAN-3110. The issued patents and the pending applications, if issued, are expected to expire in 2036. This patent family is exclusively licensed to us from MGB. In addition, we have entered into an option agreement with MGB to a pending U.S. provisional patent application that relates to the use of biomarkers for the selection of cancer patients for treatment with CAN-3110 and for the management of treatment regimens in cancer patients receiving CAN-3110. The term of patents claiming priority to the provisional patent application, if issued, are expected to expire in 2044.

With regard to our enLIGHTEN™ Discovery Platform, we have exclusively in-licensed from Periphagen a patent family that includes composition of matter patents in the United States, Europe, and China and pending applications in the United States and China that relate to an HSV vector used in our enLIGHTEN™ Discovery Platform. The issued patents and the pending applications, if issued, are expected to expire in 2037. In addition, we own a pending international patent application filed under the Patent Cooperation Treaty with composition of matter claims that also relate to an HSV vector and candidate payloads used in our enLIGHTEN™ Discovery Platform and methods of use. The term of patents claiming priority to the international patent application, if issued, are expected to expire in 2043. We also own a pending U.S. provisional patent application that relates to methods of treating certain cancer patients using our HSV vector. The term of patents claiming priority to the provisional patent application, if issued, are expected to expire in 2044.

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

Prior to commencing an initial clinical trial in humans with a product candidate in the United States, an IND must be submitted to the FDA and the FDA must allow the IND to proceed. An IND is an exemption from the FD&C Act that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA allowance that such investigational product may be administered to humans in connection with such trial. Such authorization must be secured prior to interstate shipment and administration. In support of a request for an IND, the clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol to the FDA as part of the IND. An IND must become effective before human clinical trials may begin. Once submitted, the IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the IND on a full or partial clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial or part of the study can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial. The FDA also may impose clinical holds on a sponsor’s IND at any time before or during clinical trials due to, among other considerations, unreasonable or significant safety concerns, inability to assess safety concerns, lack of qualified investigators, a misleading or materially incomplete investigator brochure, study design deficiencies, interference with the conduct or completion of a study designed to be adequate and well-controlled for the same or another investigational product, insufficient quantities of investigational product, lack of effectiveness, or non-compliance. If the FDA imposes a clinical hold, studies may not recommence without FDA authorization and then only under terms authorized by the FDA.

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

Concurrent with clinical trials, companies usually complete additional animal studies and also develop additional information about the chemistry and physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the Public Health Service Act (PHS Act), emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

Both the FDA and the EMA provide expedited pathways for the development of biological product candidates for the treatment of rare diseases, particularly life-threatening diseases with high unmet medical need. Such biological product candidates may be eligible to proceed to registration following an early phase single clinical trial in a limited patient population which may be deemed a pivotal or registrational trial following review of the trial’s design, primary endpoints and results by the applicable regulatory agencies. Determination of the requirements to be deemed a pivotal or registrational trial is subject to the applicable regulatory authority’s scientific judgement and these requirements may differ in the United States and the European Union.

During all phases of clinical development, regulatory agencies require a sponsor assure extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials, particularly the safety information, must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events associated with the use of the study drug, and in some cases, any findings from other studies of the same drug, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

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

U.S. Review and Approval Processes

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include results of product development, laboratory and animal studies, human clinical trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Within 60 days following submission of the application, the FDA reviews the BLA submission to determine if it is substantially complete before the FDA accepts it for filing and full review. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information in a Complete Response letter. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review to determine if it is substantially complete before the FDA accepts it for filing. In most cases, the submission of a BLA is subject to a substantial application user fee, although the fee may be waived under certain circumstances. Under the performance goals and policies implemented by the FDA under the Prescription Drug User Fee Act (PDUFA) for original BLAs, the FDA targets ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification and in some cases, convening of an Advisory Committee. This review typically takes twelve months from the date the BLA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

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

With respect to oncology products, the FDA may review applications under Real-Time Oncology Review (RTOR) established by the FDA’s Oncology Center of Excellence. RTOR, which allows an applicant to pre-submit components of the application to allow the FDA to review clinical data before the complete filing is submitted, aims to explore a more efficient review process to ensure that safe and effective treatments are available to patients as early as possible, while maintaining and improving review quality. Drugs considered for review under RTOR must, among other things, be likely to demonstrate substantial improvements on a clinically relevant endpoint(s) over available therapy, and must have easily interpreted endpoints. In addition, no aspect of the application should be likely to require a longer review time, such as, for example, a requirement for a new REMS. To determine eligibility for RTOR, the FDA requires top-line efficacy and safety results from an applicant’s pivotal clinical trial(s), as well as completion of database lock for the clinical trial(s). The FDA will generally make a decision regarding acceptance into RTOR within twenty (20) business days of receipt of the request from the applicant. If an applicant is not accepted into RTOR, the applicant will follow routine application submission procedures.

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

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements on sponsors and their contract development and manufacturing organizations (CDMOs). Manufacturers and other parties involved in the drug supply chain for prescription drug and biological products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

A biological product can obtain pediatric market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods for all formulations, dosage forms, and indications of the biologic. This six-month exclusivity, which runs from the end of other exclusivity protection, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

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

In January 2024, the FDA announced its intention to initiate the reclassification process for most in vitro diagnostics, including companion diagnostics. Further, the FDA indicated that in addition to the reclassification process, the FDA will continue taking a risk-based approach in the initial classification of individual in vitro diagnostics to determine whether a new test may be classified into Class II through the de novo classification process. In so doing, the FDA indicated that it may regulate most future companion diagnostics as Class II devices, which would likely entail less onerous development, approval, and postmarket regulatory requirements than what is required for Class III medical devices and in vitro diagnostics that are subject to the PMA pathway.

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

Clinical Trials Regulation

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, an application must be submitted for each clinical trial to each country’s national competent authority (NCA), and at least one independent ethics committee, much like the FDA and an IRB, respectively. Under the Clinical Trials Regulation (EU) No. 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022, a single application is now made through the Clinical Trials Information System (CTIS) for clinical trial authorization in up to 30 EU/EEA countries at the same time and with a single set of documentation.

The assessment of applications for clinical trials is divided into two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. The role of the relevant ethics committees in the assessment procedure continues to be governed by the national law of the concerned EU Member State, however overall related timelines are defined by the Clinical Trials Regulation. The Clinical Trials Regulation also provides for simplified reporting procedures for clinical trial sponsors.

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

Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

The application used to submit the BLA in the United States is similar to that required in the European Union, although there may be certain specific requirements, for example those set out in Regulation (EC) No 1394/2007 on advanced therapy medicinal products, covering gene therapy, somatic cell therapy and tissue-engineered medicinal products.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain is no longer covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations currently continue to be recognized in Northern Ireland). On January 1, 2024, an international recognition framework was put in place by the MHRA, under which the MHRA will have regard to decisions on the approval of marketing authorizations made by the European Medicines Agency and certain other regulators when determining an application for a new Great Britain marketing authorization.

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

Orphan Designation and Exclusivity

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

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a product may be designated as an orphan medicinal product if it meets the following criteria: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five (5) in ten thousand (10,000) persons in the EU when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product would be of significant benefit to those affected by that condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon the grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan designation must be submitted before the application for a marketing authorization. The applicant will receive a fee reduction for the MAA if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, a marketing authorization may be granted to a similar medicinal product for the same indication as an authorized orphan product at any time if:

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

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020, and the UK and the EU have concluded a trade and cooperation agreement or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework currently continues to apply in Northern Ireland). Except in respect of the EU Clinical Trials Regulation, the regulatory regime in Great Britain therefore largely aligns with current EU medicines regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under a new international recognition framework mentioned above which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of marketing authorizations from the EMA (and certain other regulators) when considering an application for a Great Britain marketing authorization.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted:

•
The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. Subsequent legislation extended the 2% payment reduction which remains in effect through 2031.
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

Employees and Human Capital Resources

As of December 31, 2023, we had 42 employees. Of these employees, 31 perform research and development functions. None of our employees are represented by a labor union and we believe we maintain good relations with our employees.

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

Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. On December 15, 2022, Periphagen notified us by letter of its claim that we have failed to use commercially reasonable efforts to complete a human proof of concept clinical trial of an NT-3 Asset under an Exclusive License Agreement dated December 9, 2019 between us and Periphagen (the Periphagen License Agreement). On January 13, 2023, we filed a demand for arbitration against Periphagen with the American Arbitration Association, seeking a declaration that Periphagen’s December 15 letter failed to comply with the dispute and escalation provisions in the Periphagen License Agreement. On March 10, 2023, Periphagen filed its answer and counterclaims to our demand for arbitration. In its counterclaims, Periphagen sought a declaration that we have not used commercially reasonable efforts to complete a human proof of concept clinical trial of the NT-3 Asset and a declaration that any further extension of time would not be scientifically or commercially reasonable. We denied Periphagen’s counterclaims.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated under the laws of the State of Delaware in June 2003. Since inception, we have focused substantially all of our efforts and financial resources on raising capital and developing our initial product candidates. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors in private equity financings and from the proceeds of the initial public offering of our common stock (the IPO). From our inception through December 31, 2023, we raised an aggregate of $145.2 million of gross proceeds from such transactions. In addition, in February 2022, we borrowed $20.0 million under the Loan Agreement with SVB. As of December 31, 2023, our cash and cash equivalents were $35.4 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $137.0 million as of December 31, 2023. For the years ended December 31, 2023 and 2022, we reported net losses of $37.9 million and $18.8 million, respectively. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to do so in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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
•
the cost of manufacturing our product candidates, which may vary depending on the quantity of production, and the success of achieving clinical-scale manufacturing operations in our new facility or through CDMOs and commercial manufacturing at third-party manufacturers;
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

We expect that our existing cash and cash equivalents will be sufficient to fund our current operating plan into the fourth quarter of 2024. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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
•
the costs of establishing clinical manufacturing operations through CDMOs;
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

As of December 31, 2023, our cash and cash equivalents were $35.4 million. Based on our current business plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended December 31, 2023 are issued and we need to raise significant amounts of additional funding to complete all of our ongoing trials and execute on our business plan. Financing may not be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. In addition, our efforts to raise additional capital may divert our management from their day-to-day activities, which may adversely affect our ability to develop our product candidates in a timely manner.

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

Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In November 2023, we undertook an organizational restructuring that significantly reduced our workforce. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees. Our restructuring may lead to employee litigation related to the headcount reduction, which could be costly and prevent management from fully concentrating on the business.

Any future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, the workforce reduction may negatively impact our clinical, regulatory, technical operations, and commercial functions, should we choose to continue to pursue them, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize our product candidates. Our future financial performance and our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be.

We have incurred indebtedness, and we may incur additional indebtedness, which could adversely affect our financial condition.

On February 24, 2022, we entered into a loan and security agreement (the Loan Agreement) with Silicon Valley Bank, as lender (SVB), pursuant to which SVB has agreed to provide term loans to us in an aggregate principal amount of up to $25.0 million. Our indebtedness could have important consequences to our stockholders. For example, it:

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

Any of the above-listed factors could materially adversely affect our business, financial condition, results of operations, and cash flows. The Loan Agreement also contains certain covenants, including limitations on, among other things, additional indebtedness, making certain dispositions, paying dividends in certain circumstances, and making certain acquisitions and investments. Any failure to comply with the terms, covenants and conditions of the Loan Agreement may limit our ability to draw upon additional tranches of term loans and may result in an event of default under such agreement entitling the lender to accelerate our indebtedness, which could have a material adverse effect on our business, financial condition, and results of operations.

Recent increases in interest rates have increased our borrowing costs and may also affect our ability to obtain working capital through borrowings such as bank credit lines and public or private sales of debt securities, which may result in lower liquidity, reduced working capital and other adverse impacts on our business.

A portion of our outstanding debt under the Loan Agreement, bears interest at variable interest rates. To meet our liquidity needs, we have relied in part on borrowed funds with variable interest rates and may continue to do so in the future. Continued increase in interest rates may increase the cost of new indebtedness and the servicing of our outstanding indebtedness, and could materially and adversely affect our results of operations, financial condition, liquidity and cash flows.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. We currently have a $20 million loan outstanding pursuant to a $25 million term loan facility with SVB, which was entered into in February 2022 and amended in June 2023. We no longer have access to borrow the $5 million of additional aggregate principle per the terms of the Loan Agreement. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, such as us, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB, and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

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

Risks Related to Product Development

Our business is dependent on the success of our most advanced product candidate, CAN-2409, as well as CAN-3110 and any other product candidates that we advance into the clinic. All of our product candidates will require additional development before we may be able to seek regulatory approval for and launch a product commercially.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to our CAN-2409 program, which is currently our most advanced product candidate.

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

Furthermore, there has been limited historical clinical trial experience for the development of products that utilize the adenovirus. Moreover, the design and conduct of our clinical trials differs from the design and conduct of previously conducted clinical trials in this area. In particular, regulatory authorities in the United States and in other jurisdictions, including Europe, have not issued definitive guidance as to how to measure and demonstrate efficacy in newly diagnosed localized prostate cancer in intermediate- to high-risk patients in combination with the standard of care

(SoC). As a result, there is substantial risk that the design or outcomes of our clinical trials will not be satisfactory to support marketing approval. For example, the endpoint in our phase 3 clinical trial investigating CAN-2409 in prostate cancer is a disease-free survival (DFS) endpoint with final results expected 24 months after last patient treated, which has not been utilized in prior trials and may not be accepted by regulators as a basis for approval despite the existence of the SPA. Even if this type of novel endpoint is accepted as a basis for approval in the United States, we cannot be certain that regulators outside of the United States will accept such endpoints or will not require us to conduct additional validation studies to support the suitability of such endpoints for approval in these jurisdictions.

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

Some of the products and therapies developed by our competitors are based on scientific approaches that are the same as or similar to our approach, including with respect to the use of viral immunotherapy with adenovirus and HSV. Other competitive products and therapies are based on entirely different approaches. We are aware that Replimune, Amgen, ImmVira, FerGene and IconOVir, among others, are developing viral immunotherapies that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Undesirable side effects caused by CAN-2409, CAN-3110 or any future product candidates could also result in denial of regulatory approval by the FDA or comparable foreign regulatory authorities for any or all targeted indications or the inclusion of unfavorable information in our product labeling, such as limitations on the indicated uses for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or may result in requirements for costly post-marketing testing and surveillance, or other requirements, including the submission of a Risk Evaluation and Mitigation Strategy (REMS) to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of CAN-2409, CAN-3110 and future product candidates. Any such limitations or restrictions could similarly impact any supplemental marketing approvals we may obtain for CAN-2409 and CAN-3110. Undesirable side effects may limit the potential market for any approved products or could result in restrictions on manufacturing processes, the discontinuation of the sales and marketing of the product, or withdrawal of product approvals. We could also be sued and held liable for harm caused to patients, or become subject to fines, injunctions or the imposition of civil or criminal penalties.

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

We have obtained agreement from the FDA on the design and size of our pivotal phase 3 clinical trial of CAN-2409 in newly diagnosed localized prostate cancer in intermediate- and high-risk patients in combination with the SoC through a Special Protocol Assessment (SPA). The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs and biologics by allowing the FDA to evaluate the proposed design and size of certain clinical or animal studies, including clinical trials that are intended to form the primary basis for determining a product candidate’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding protocol design and scientific and regulatory requirements. The FDA aims to complete SPA reviews within 45 days of receipt of the request. The FDA ultimately assesses whether specific elements of the protocol design of the trial, such as entry criteria, dose selection, endpoints and/or planned analyses, are acceptable to support regulatory approval of the product with respect to the effectiveness of the indication studied. All exchanges between the FDA and the sponsor regarding an SPA must be clearly documented in an SPA letter or the minutes of a meeting between the sponsor and the FDA.

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

A fast track designation by the FDA, even though granted for CAN-2409 and CAN-3110, or if received for any other future product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA fast track designation for a particular indication. We have been granted fast track designation for the use of CAN-2409 for: (1) the treatment of localized, primary prostate cancer in combination with radiation therapy to improve the local control rate; (2) with valacyclovir in combination with pembrolizumab in order to improve survival or delay progression in patients with stage III/IV NSCLC who are resistant to first line PD-(L)1 inhibitor therapy and who do not have activating molecular driver mutations; and (3) with prodrug (valacyclovir) for the treatment of patients with pancreatic ductal adenocarcinoma (PDAC) to improve overall survival. CAN-3110 was also granted fast track designation for the treatment of patients with recurrent high-grade glioma to improve overall survival. We may also seek fast track designation for certain of our future product candidates, as appropriate. However, there is no assurance that the FDA will grant this status to CAN-3110, CAN-2409, or any of our proposed product candidates. Marketing applications filed by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even though we have received fast track designation for CAN-2409 and CAN-3110 or even if we receive fast track designation for our future product candidates or for additional indications in CAN-2409 and CAN-3110, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any fast track designation at any time.

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

We may seek approval of our product candidate into Real-Time Oncology Review (RTOR). This program may not lead to a faster regulatory review or approval process and does not increase the likelihood that our product candidate(s) will receive marketing approval.

Participation in RTOR is voluntary. Our acceptance into RTOR does not guarantee or influence approval of our application, which is subject to the same statutory and regulatory requirements for approval as applications that are not included in RTOR. Although early approvals have occurred with applications selected for RTOR, this may not be the case for our application even if it is selected for RTOR. If at any time the FDA determines our participation in RTOR, if selected, is no longer appropriate, the FDA may rescind our acceptance and instruct us to follow routine submission procedures for marketing approval.

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

We and any of our suppliers or collaborators, including our CDMOs, could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs and other FDA regulatory requirements. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. Application holders must further notify the FDA, and depending on the nature of the change, obtain FDA pre-approval for product and manufacturing changes.

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

The FDA or comparable foreign regulatory authorities may require us to file separate INDs for additional clinical trials we plan to conduct with our current most advanced product candidates, CAN-2409 and CAN-3110. We may not be able to file any additional INDs required for our current product candidates and any future product candidates on the timelines we expect. For example, we may experience delays if we are unable to access earlier data from inactive or withdrawn INDs. Moreover, we cannot be sure that submission of an IND will result in the FDA or comparable foreign regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the expected timelines to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. There are similar risks related to the review and authorization of our protocols and amendments by comparable foreign regulatory authorities.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Among policy-makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. For more information, see Part I, Item 1 “Business - Health Reform”.

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

We expect initially to develop our most advanced product candidates, CAN-2409 and CAN-3110. A key part of our strategy, however, is to pursue clinical development of additional product candidates. Developing, obtaining marketing approval for, and commercializing additional product candidates will require substantial additional funding and will be subject to the risks of failure inherent in medical product development. We cannot assure you that we will be able to successfully advance any of these additional product candidates through the development process.

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

The GDPR also imposes restrictions in relation to the international transfer of personal data from the EEA and UK and other countries in respect of which the European Commission or the UK government has not issued a so-called “adequacy decision” or “adequacy regulation” (known as “third countries”), unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. This includes putting in place the European Commission’s Standard Contractual Clauses for transfers outside of the EEA and a similar transfer mechanism for transfers of personal data outside of the UK, the International Data Transfer Agreement or Addendum (IDTA). Under both the EU GDPR and the UK GDPR, exporters are also required to assess the risk of the data transfer on a case-by-case basis, including an analysis of the laws in the destination country.

In July 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework (Framework), the successor of the EU-U.S. Privacy Shield framework, which the Court of Justice of the European Union invalidated in 2020. On the basis of the new adequacy decision, personal data can flow safely from the EU to U.S. companies participating in the Framework, without having to put in place additional data protection safeguards. However, the Framework has already been challenged in European courts, which may lead to its invalidation.

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

Any future public health crisis may cause governments to implement measures to slow the spread of the public health crisis through quarantines, travel restrictions, heightened border scrutiny and other measures. Government measures taken in response to any future public health crisis may also have a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages may occur; supply chains may be disrupted; facilities and production may be suspended; and demand for certain goods and services, such as medical services and supplies, may spike, while demand for other goods and services, such as travel may fall. The extent to which any future public health crisis may in the future have an impact on our operations or those of the third parties on which we rely depends on many factors, which are highly uncertain and cannot be predicted with confidence. Additionally, the conduct of our clinical trials, preclinical studies and manufacturing activities is dependent upon the availability of clinical trial sites, CROs, CDMOs, researchers and investigators, regulatory agency personnel and logistics providers, all of which may in the future be adversely affected by any future public health crisis.

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

We are highly dependent on the research and development, clinical, financial, operational and other business expertise of our executive officers, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and sales and marketing personnel will also be critical to our success. On December 11, 2023, Jason A. Amello resigned from his position as the Company’s Chief Financial Officer, principal financial officer and principal accounting officer, effective January 12, 2024. Mr. Amello will remain an advisor to the Company in order to support the transition of his responsibilities. On January 12, 2024, our Board of Directors unanimously appointed Charles Schoch as the Company’s interim Chief Financial Officer, principal financial officer and principal accounting officer, effective January 12, 2024.

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

Our internal computer systems, or those of our third-party CROs that we may use in the future, or other contractors or consultants, may fail or suffer security incidents, which could result in a material disruption of our product candidates’ development programs.

Despite our implementation of security measures, our internal computer systems, and those of our CROs that we may use in the future, information technology suppliers and other contractors and consultants are vulnerable to damage from computer viruses, cyberattacks and other unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security incident were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of any of our product candidates could be delayed. In addition, our liability and cyber insurance may not be sufficient in type or amount to cover us against claims related to security incidents, cyber-attacks or other related liabilities.

Cyberattacks are increasing in their frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. They are often carried out by well-resourced and skilled parties, including nation states, organized crime groups, “hacktivists” and employees or contractors acting carelessly or with malicious intent. Cyber-attacks include deployment of harmful malware and key loggers, ransomware, denial-of-service attacks, malicious websites, the use of social engineering (including phishing attacks), and other means to affect the confidentiality, integrity and availability of our technology systems and data. Cyber-attacks also include manufacturing, hardware or software supply chain attacks, which could cause a delay in the manufacturing of products or products produced for contract manufacturing or lead to a data privacy or security incident. Our business partners face similar risks, and any security incident related their systems could adversely affect our security or the security of our systems or data. In addition, our increased use of cloud technologies heightens these third party and other operational risks, and any failure by cloud or other technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption, or loss of confidential or propriety information. Risk of cyber-attack is increased with employees working remotely. Remote work increases the risk we may be vulnerable to cybersecurity-related events such as phishing attacks and other security threats.

Although we develop and maintain systems and controls designed to prevent these events from occurring, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security incident, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

If a material security incident related to our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our cybersecurity measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants, which could materially and adversely affect our business, financial condition and results of operations. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices.

.

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

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by 5% stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our most recent private placements, the IPO, and other transactions that have occurred over the past three years, we may have experienced, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2023, we had U.S. federal and state net operating loss carryforwards of $86.2 million and $79.6 million, which begin to expire in 2027 and 2032, respectively, and which could be limited if we experience an “ownership change.” The reduction of the corporate tax rate under TCJA may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under current federal tax law, federal net operating losses generated after December 31, 2017 will not be subject to expiration but will not be permitted to be carried back. In addition, under current U.S. federal tax law, the amount of net operating losses generated after December 31, 2017 that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. Additionally, as of December 31, 2023, we had a U.S. federal net operating loss carryforward of $77.4 million which do not expire but is limited to an annual deduction equal to 80% of annual taxable income.

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

Our employees, independent contractors, consultants, commercial partners, principal investigators, CROs or CDMOs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, independent contractors, consultants, commercial partners, principal investigators, CDMOs or CROs could include intentional, reckless, negligent, or unintentional failures to comply with FDA regulations, comply with applicable fraud and abuse laws, provide accurate information to the FDA, properly calculate pricing information required by federal programs, report financial information or data accurately or disclose unauthorized activities to us. This misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter this type of misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Moreover, it is possible for a whistleblower to pursue a False Claims Act case against us even if the government considers the claim unmeritorious and declines to intervene, which could require us to incur costs defending against such a claim. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations, stock price and prospects, including the imposition of significant fines or other sanctions.

On March 15, 2024, we notified Dr. Aguilar-Cordova that we had uncovered that, during his tenure as Chief Executive Officer and possibly his tenure as Chief Scientific Officer, he allegedly (i) instructed Company personnel to falsify sterility testing results that were submitted to the FDA for CAN-2409 and (ii) failed to implement an appropriate and compliant stability testing program for that same program. Upon identifying these deficiencies, we promptly updated our stability testing program to fully bring it into compliance and submitted additional information and data to the FDA regarding both the updated program and our prior testing results. Following an internal review and analysis, we also determined that trial participants who were dosed with CAN-2409 were not placed at risk, and that there was and is no risk to the integrity of our resulting clinical data related to the identified deficiencies. In the March 15, 2024 letter, we also requested that Dr. Aguilar-Cordova resign from the Board of Directors with immediate effect. On March 26, 2024, Dr. Aguilar-Cordova denied these allegations in response.

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

We also expect to develop commercial-scale manufacturing at third-party manufacturers for our product candidate CAN-2409. We may develop clinical manufacturing capabilities for CAN-3110 at third-party manufacturers. There can be no assurance that our supply of clinical product will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our CDMOs could require significant effort and expertise because there may be a limited number of qualified replacements. Any delays in obtaining adequate supplies of our product candidates that meet the necessary quality standards, including delays caused by any future public health crisis, may delay our development or commercialization.

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

The manufacture of biopharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of therapeutics often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel or key raw materials, and compliance with strictly enforced federal, state, and foreign regulations. Our CDMOs may not perform as agreed. If our manufacturers were to encounter these or other difficulties, our ability to provide product candidates to patients in our clinical trials could be jeopardized.

CDMOs of our product candidates may be unable to comply with our specifications, applicable cGMP requirements or other FDA, state or foreign regulatory requirements. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of a product candidate that may not be detectable in final product testing. If our CDMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. Any such deviations may also require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. Any delays in obtaining products or product candidates that comply with the applicable regulatory requirements may result in delays to clinical trials, product approvals, and commercialization. It may also require that we conduct additional studies.

While we are ultimately responsible for the manufacturing of our product candidates and therapeutic substances, other than through our contractual arrangements, we have little control over our manufacturers’ compliance with these regulations and standards. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Any new manufacturers would need to either obtain or develop the necessary manufacturing know-how, and obtain the necessary equipment and materials, which may take substantial time and investment. We must also receive approval from the FDA and applicable comparable foreign regulatory authorities for the use of any new manufacturers for commercial supply. The regulatory authorities may also require additional studies if a new manufacturer is relied upon for commercial production. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original CDMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CDMOs for any reason, we will be required to verify that the new CDMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product or product candidate according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new CDMO could negatively affect our ability to develop product candidates or once approved, to commercialize those product candidates in a timely manner or within budget. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies, which could require the conduct of additional clinical trials. Accordingly, switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

As of March 21, 2024, Estuardo Aguilar-Cordova and Laura Aguilar beneficially owned 6,200,755 shares of our common stock, or approximately 21.1% of our total outstanding capital stock as of such date. Accordingly, they will continue to have significant influence over all business decisions, including with respect to such matters as amendments to our charter, other fundamental corporate transactions, such as mergers, asset sales, and the sale of the Company, and otherwise will be able to influence our business and affairs. In connection with the IPO, we adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions.

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

In addition, the European Union opened a Unified Patent Court (UPC) in June 2023. The UPC is a common patent court that hears patent infringement and revocation proceedings effective for member states of the European Union. This could enable third parties to seek revocation of any of our European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. Any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce or defend the validity of our European patents. We have opted out of the UPC for our European patents and applications and may decide to opt out of any future European patents and patent applications from the UPC. If certain formalities and requirements are not met, however, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, even if we elected, or in the future elect, to opt out of the UPC.

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

In addition to patent protection, we rely upon know-how and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third-parties, to protect our confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third-party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. For example, our research development strategy includes the establishment of coculture of cancer cells, immune cells and viruses. Our techniques for establishing these cocultures and testing our experimental agents in these assays are proprietary and confidential. If one or more third parties obtain or are otherwise able to replicate these techniques, an important feature and differentiator of our research development strategy will become available to potential competitors. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed.

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

We may choose to challenge the patentability of claims in a third-party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-examination, inter partes review or post-grant review proceeding. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third-party’s patent in patent opposition proceedings in the European Patent Office (EPO), or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third-party alleging that the patent may be infringed by our product candidates or proprietary technologies.

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

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO or could expire before the first product achieves marketing approval.

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

Likewise, we own a U.S. patent relating to our CAN-2409 product candidate that expires in 2034, and our in-licensed U.S. and non-U.S. patents relating to our HSV-based product candidates, licensed from MGB and from Periphagen are expected to expire in 2036 and in 2037, respectively, without taking into account any possible patent term extensions. Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own and in-license pending patent applications relating to our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2034 through 2044, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications or that the term of the patent will be sufficient to protect the proprietary technologies or product candidates.

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

Our common stock is currently listed for trading on The Nasdaq Global Market (Nasdaq). We must satisfy the continued listing requirements of Nasdaq to maintain the listing of our common stock on Nasdaq. On November 15, 2023, we received a letter from the Listing Qualifications Department (the Staff) of The Nasdaq Stock Market LLC notifying us that, for the previous 30 consecutive business days, the closing bid price for our common stock had been below the minimum $1.00 per share required for continued listing on Nasdaq under Nasdaq Listing Rule 5450(a)(1) (the Bid Price Requirement). On December 28, 2023, the Staff notified us that, as of December 28, 2023, we had regained compliance with the Bid Price Requirement and that the matter was closed.

If we are deficient in maintaining the necessary listing requirements, our common stock may be delisted. If our common stock is delisted, an active trading market for our common stock may not be sustained and the market price of our common stock could decline. Delisting of our common stock could adversely affect our ability to raise additional capital through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that may materially adversely affect your rights as a common stockholder. In August 2022, we filed a registration statement on Form S-3 (as amended, the Shelf) pursuant to which we may issue up to $75.0 million in shares of common stock in sales deemed to be “at-the-market offerings” (the ATM Program) as defined by the Securities Act of 1933, as amended (Securities Act), and up to $200.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. As of March 21, 2024, we have sold and issued 109,485 shares of common stock under the ATM Program, with total net proceeds of $0.2 million. Any sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause our stock price to decline. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75.0 million from issuing securities under a shelf registration statement in excess of one third of such company’s public float in a 12-month period, we are currently only able to issue a limited number of shares which aggregate to no more than one-third of our public float using our Shelf. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 21, 2024, we had a total of 29,347,468 shares of common stock outstanding.

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

The existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 60.6% of our outstanding common stock with Estuardo Aguilar-Cordova and Laura Aguilar (together, both directly and indirectly) beneficially owning approximately 21.1% of our outstanding common stock, and with entities and persons affiliated with PBM Capital Group, LLC (PBM Capital), beneficially owning approximately 29.1% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

Candel has implemented cybersecurity risk management processes that are informed by industry standards in accordance with the scale of our business. Our cybersecurity risk management processes are designed to assess, identify and mitigate risks from current and emerging cybersecurity threats.

We use various tools and processes to accomplish these objectives, including policies and procedures, risk assessments, and testing. Further, we require our employees to participate in cybersecurity risk awareness trainings and phishing exercises.

Our cybersecurity risk management processes are supported by third-party service providers, including a managed services provider that assists the Company with, among other things, threat monitoring and cybersecurity incident response and escalation services. We rely on a third-party service provider to assist us with our cybersecurity practices, including for vulnerability assessments, penetration testing, and managing IT environments. Our process for onboarding new vendors with access to critical systems or data includes vendor questionnaires, contractual obligations, and if deemed appropriate, review of vendor audit reports.

Our incident management processes include reporting to senior management, including the Chief Financial Officer (CFO), Vice President of Regulatory and Quality Assurance, Chief Executive Officer, and GxP Systems Director, and, where appropriate, to the board of directors. To date, we have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time-to-time experienced threats that could affect our information or systems. For more information, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

Cybersecurity Governance

The board of directors has delegated oversight of the Company’s cybersecurity risk management program to the Audit Committee, including responsibilities for reviewing and discussing cybersecurity risks, implementing risk management programs, controls and procedures, and performing high level reviews of the threat landscape.

Our Senior Director, Information Technology (Senior Director, IT) is responsible for the strategic leadership and day-to-day management of our cybersecurity risk management program. The individual occupying this role has over thirty years of experience with information technology management and over five years of cybersecurity risk management.

Our Senior Director, IT engages in regular meetings with our third-party managed IT service provider and the Director, IT to review and assess our cybersecurity risk management processes. The Senior Director, IT reports such findings to our CFO who annually presents updates on cybersecurity risks, mitigation strategies, and, if necessary, incident response activities to our Audit Committee. Further, our Audit Committee updates the full board on matters relating to cybersecurity risk management, as necessary.

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

On March 21, 2024, there were approximately 118 registered holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

The offer and sale of all the shares of our common stock in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (Reg. No. 333-257444), as amended, which was declared effective by the SEC on July 26, 2021. There has been no material change in the expected use of the net proceeds from our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 30, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved].

Not applicable.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing off-the-shelf viral immunotherapies that elicit an individualized, systemic anti-tumor immune response to help patients fight cancer. Our engineered viruses are designed to induce a systemic anti-tumor response due to immunogenic cell death through direct viral-mediated cytotoxicity in cancer cells, thus releasing tumor neo-antigens and creating a pro-inflammatory microenvironment at the site of injection. This is intended to lead to in-situ vaccination against the injected tumor and uninjected distant metastases. Our viral immunotherapy approach utilizes intratumoral administration of genetically engineered viruses to induce tumor cell death and elicit a systemic anti-tumor response. Local delivery enables us to achieve these effects while aiming to minimize systemic toxicity. The immune cells induced by these viral immunotherapies are believed to target patients’ specific tumor antigens, potentially improving responses in immunologically “hot” tumors while at the same time infiltrating the tumor microenvironment, transforming non-inflamed “cold” tumors with limited immune response into “hot” tumors. While our product candidates are administered directly into the tumor, we have observed systemic immune response in our preclinical studies and clinical trials that may indicate the potential of our product candidates to induce systemic immune response against distal, uninjected tumors, also known as an “abscopal” effect.

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

We have established two clinical off-the-shelf viral immunotherapy platforms based on novel, genetically modified adenovirus and herpes simplex virus (HSV) constructs, respectively.

Our most advanced product candidate, CAN-2409, is an off-the-shelf adenovirus product candidate which is administered in conjunction with the prodrug valacyclovir, that has generated promising clinical activity across a range of solid tumor indications. CAN-2409 is currently being studied in the following ongoing clinical trials:

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
•
Non-Small Cell Lung Cancer (NSCLC)
o
An open-label phase 2 clinical trial in the United States evaluating CAN-2409 plus valacyclovir in combination with continued PD-(L)1 checkpoint inhibitors in approximately 80 patients with stage III/IV NSCLC who have inadequate response to front line PD-(L)1 checkpoint inhibitor treatments. In April 2023, we announced that the FDA granted fast track designation for CAN-2409 plus valacyclovir in combination with pembrolizumab in order to improve survival or delay progression in patients with stage III (not candidates for curative intent) or stage IV NSCLC, who are resistant to first line PD-(L)1 inhibitor therapy and who do not have activating molecular driver mutations or have progressed on directed molecular therapy. These patients historically have had an expected median overall survival (mOS) of 10-14 months (Reckamp K et al. J Clin Onc 2022;40:2295-2306). The aim of the CAN-2409 immunotherapy antitumor strategy is to raise the tail on the survival curve by increasing the number of long survivors beyond 10-14 months.

o
In 2022, we presented data from this phase 2 clinical trial where patients who received two administrations of CAN-2409 plus prodrug and completed the 12-week treatment window that demonstrated: 1) increased infiltration of CD8+ cytotoxic tumor infiltrating lymphocytes in the tumor microenvironment, systemic expansion of effector T cells and increased soluble granzyme B levels in peripheral blood, 2) favorable changes in the trajectory of tumor progression, 3) decreased tumor size of target lesions in most patients, and 4) reduced size of uninjected tumor lesions (Aggarwal C et al. Abstract #9037 ASCO June 2022 and Aggarwal C et al. Candel Virtual R&D Day, December 2022). These data were further supported in an update released September 2023, based on a data cutoff of August 1, 2023:

▪
40 patients across Cohort 1 (stable disease at enrollment; n=5) and Cohort 2 (progressive disease at enrollment; n=35) were evaluable, as they received two courses of CAN-2409 plus valacyclovir and completed the 12-week treatment window.

▪
While overall survival was not yet mature, we observed an encouraging number of long survivors. We believe that CAN-2409 may induce a new state of functional immunosurveillance and durable disease control in a subset of the patients.

▪
Of the 40 evaluable patients, 15 patients had lived ≥ 12 months; of these, 10 patients had lived > 18 months, of whom 70% (7/10) were alive as of last follow up. All 4 patients (100%) with overall survival > 24 months were alive at last follow up, with the longest reaching 31.7 months.

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

▪
There was a significant increase observed in activated central memory, effector-memory, effector T cells, and natural killer (NK) cells after CAN-2409 treatment. These include CD8+Ki67+IFNg+ T cells, CD8+ granzyme B+Ki67+ T cells, CD56+CD16+granzyme B+ NK cells, and gd+ T cells. We also observed an increase in memory B cells after CAN-2409 treatment

▪
We observed an increase in effector/cytotoxic T cells and NK cells in peripheral blood after the second CAN-2409 administration associated with subsequent improved survival (≥ 12 months).

▪
We continued to observe a favorable safety/tolerability profile after CAN-2409 treatment in NSCLC. There were no dose limiting toxicities or grade 4 or greater treatment related adverse events. Grade 3 treatment related adverse events were reported in < 10% of patients receiving at least one dose of CAN-2409 (safety population), which we believe compares favorably to current standard of care (SoC) options.

o
Candel expects to share topline overall survival data for Cohort 2 in the second quarter of 2024, assuming data are mature at that time.

•
Pancreatic Cancer

o
We have initiated a randomized phase 2 clinical trial in the United States evaluating CAN-2409 in borderline resectable and locally advanced pancreatic adenocarcinoma. In December 2023, we announced that the FDA granted fast track designation for CAN-2409 plus valacyclovir for the treatment of patients with pancreatic ductal adenocarcinoma (PDAC) to improve overall survival. In March 2023, in connection with our cost management and dynamic portfolio management initiatives, we elected to pause new enrollment in this randomized phase 2 clinical trial, subject to additional funding. Despite the pause in new patient enrollment, we presented initial positive interim overall survival and immunological biomarker clinical data at the Society for Immunotherapy of Cancer (SITC) Annual Meeting in the fourth quarter of 2023.

o
In a previous phase 1b trial, a statistically significant increase in the number of CD8+ tumor infiltrating lymphocytes was observed. Initial positive phase 2 data revealed notable improvements in patients with borderline resectable pancreatic ductal adenorcarcinoma (PDAC) following CAN-2409 plus prodrug together with SoC chemoradiation; the following data were disclosed as of the August 21, 2023 data cutoff

▪
Clinical data highlights:

•
Prolonged and sustained survival was observed after experimental treatment with CAN-2409 in patients with borderline resectable PDAC.

•
An estimated survival rate of 71.4% at both 24 and 36 months was observed in patients who received CAN-2409 regimen together with SoC chemoradiation prior to surgery, versus only 16.7% estimated survival at 24 and 36 months with SoC chemoradiation prior to surgery

•
Importantly, 5 out of 7 patients who received CAN-2409 were still alive at the time of data cutoff, with two patients surviving more than 45 months from enrollment. Only one patient randomized to control SoC chemotherapy remained alive at data cutoff (alive at 43 months).

•
mOS has not been reached yet in patients who received CAN-2409 because most of the patients in the CAN-2409 group were still alive at data cut-off; mOS was 12.5 months in the control arm.
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

Our lead HSV-based product candidate, CAN-3110, is currently in an ongoing investigator-sponsored phase 1 clinical trial in our initial target indication of recurrent high-grade glioma (HGG). In February 2024, we announced that the FDA granted fast track designation for CAN-3110 for the treatment of patients with recurrent HGG to improve overall survival.

These patients have failed SoC treatment and have a poor prognosis (expected overall survival < 6-9 months). Initial overall survival data from this clinical trial was presented in an oral presentation at the ASCO Annual Meeting in June 2021, and additional biomarker data was reported in an oral presentation at the Society for Neuro-Oncology Annual Meeting in November 2021. During our Research and Development Day in December 2022, we presented updated data demonstrating that CAN-3110 was well tolerated with no observed dose-limiting toxicity; achieved 11.6 months mOS with a single dose; and showed evidence of persistent herpes simplex virus 1 (HSV-1) antigen and HSV-1 replication consistent with mechanism of action as well as robust evidence of immune activation. In May 2023, we presented clinical and biomarker data from this ongoing clinical trial in an oral presentation at the American Society of Gene & Cell Therapy (ASGCT) Annual Meeting where we reported mOS in arm A (n=41) ongoing at 11.8 months and mOS in arm B (n=9) ongoing at 12.0 months as of the April 20, 2023 data cutoff. Safety and tolerability data reported no dose-limiting toxicities in both arm A and arm B.

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

We are also designing other novel viral immunotherapy candidates using our proprietary enLIGHTEN™ Discovery Platform, a systematic, iterative HSV-based discovery platform leveraging human biology and advanced analytics to create new viral immunotherapy candidates for solid tumors. In October 2022, we entered into a collaboration with the University of Pennsylvania (UPenn) Center for Cellular Immunotherapies to study the impact of novel viral immunotherapy candidates based on our enLIGHTEN™ Discovery Platform to strengthen the activity of UPenn’s investigational CAR-T cell therapies in difficult to treat solid tumors.

In November 2023, during the SITC 2023 Annual Meeting, we presented two posters describing the key elements of the platform and the development of the first experimental agent from the enLIGHTEN Discovery Platform. The new agent, Alpha-201 Macro1, is an investigational viral immunotherapy designed to interfere with the CD47/SIRPα pathway and activate innate immune surveillance. Results demonstrated monotherapy activity following local administration in a preclinical model of lung and breast cancer. Additional preclinical data presented at SITC confirmed the capability of the enLIGHTEN™ Advanced Analytics suite to predict optimal gene payload combinations to arm viral vectors, that enable the design of potential combination therapeutics to overcome tumor resistance especially in cancers resistant to ICI treatment.

In March 2024, we announced the acceptance of an abstract at the American Association for Cancer Research's 2024 Annual Meeting related to the second candidate from our enLIGHTEN™ Discovery Platform, a first-in-class multimodal immunotherapy for induction of tertiary lymphoid structures as a novel therapeutic strategy for solid tumors.

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

Our cash and cash equivalents were $35.4 million as of December 31, 2023. In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification, 205-40, Presentation of Financial Statements -

Going Concern, we are required to assess our ability to continue as a going concern for the one-year look forward period following the date that the consolidated financial statements are issued. Based on our current operating plan and existing cash and cash equivalents, we determined that substantial doubt exists regarding our ability to continue as a going concern for the one-year period following the date these consolidated financial statements are issued. To sustain its future operations beyond such one-year period, we will require additional funding. We expect to finance our cash needs through a combination of public or private equity or debt financings, government grants, and other sources, which may include collaborations, strategic alliances and licensing arrangements with third parties. There is no assurance that we will be successful in obtaining sufficient funding on acceptable terms, if at all, and could be forced to delay, reduce, or eliminate some or all of its research, clinical trials, product development or future commercialization efforts, which could materially adversely affect our business prospects or our ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Corporate Restructuring

In November 2023, our Board of Directors authorized a restructuring plan to focus on continuation and expansion of development of CAN-3110 as well as the enLIGHTENTM Discovery Platform, which resulted in a reduction of our workforce by approximately 45%. Each affected employee’s separation from the Company occurred in December 2023. As a result, the Company incurred costs of $0.7 million related to severance benefits for the affected employees, including severance payments and limited reimbursement of medical insurance premiums. The restructuring plan is expected to be completed in the first quarter of 2024 once the remaining unpaid severance payments of $46,000 are made.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from sales of products in the foreseeable future. We recognized as research and development service revenue $1.0 million that we received in 2014 and 2015 from Ventagen for an exclusive license to develop products for commercial sale and development within certain countries. We recognized revenue over the period during which we provided services under the license agreement, and the revenue was fully recognized as of December 31, 2022.

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
•
our ability to enter into agreements with CDMOs for the development, clinical manufacture and commercial manufacture of our product candidate CAN-2409 and CAN-3110
•
costs related to manufacturing of our product candidates or to account for any future changes in our manufacturing plans;
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
•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors resulting from any future public health crisis or ongoing geopolitical conflicts and related global economic sanctions;
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

Interest Expense

Interest expense consists of interest expense on our debt under our Loan Agreement with Silicon Valley Bank (SVB).

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

As of December 31, 2023, we had federal net operating loss carryforwards (NOLs) of approximately $86.2 million and state NOLs of approximately $79.6 million which may be available to offset future taxable income. Our federal NOLs include $8.8 million available to reduce future taxable income through 2037 and approximately $77.4 million of NOLs that do not expire and are available to reduce future taxable income indefinitely. The state NOLs are available to offset future taxable income through 2033. As of December 31, 2023, we also had federal and state research and development tax credit carryforwards of $4.5 million and $2.2 million, respectively, which are available to offset federal and state tax liabilities through 2043 and 2038, respectively.

Realization of future tax benefits is dependent on many factors, including our ability to generate taxable income within the NOL period. Our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and certain tax credits.

Management has considered our history of cumulative net losses incurred since inception, as well as our lack of product revenue since inception, and has determined that it is more likely than not that we will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at December 31, 2023.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	YEAR ENDED DECEMBER 31,
	2023	2022	CHANGE
Research and development service revenue	$—	$125	$(125)
Operating expenses:
Research and development	24,506	20,787	3,719
General and administrative	13,885	14,060	(175)
Total operating expenses	38,391	34,847	3,544
Loss from operations	(38,391)	(34,722)	(3,669)
Grant income	—	48	(48)
Interest income	2,081	1,218	863
Interest expense	(2,595)	(1,708)	(887)
Change in fair value of warrant liability	966	16,370	(15,404)
Net loss	$(37,939)	$(18,794)	$(19,145)

Comparison of the Years Ended December 31, 2023 and 2022

Revenue

We had research and development service revenue of zero and $0.1 million for the years ended December 31, 2023 and 2022, respectively. This represents the recognition as research and development service revenue of a portion of the $1.0 million that we received in 2014 and 2015 from Ventagen, a related party, which was recognized over the period during which we provided the services, and was fully recognized as of December 31, 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022 (in thousands):

	YEAR ENDED DECEMBER 31,		INCREASE
	2023	2022	(DECREASE)
Employee - related	$13,362	$12,688	$674
Clinical development	7,940	5,608	2,332
Depreciation, impairment, and loss on the sale of fixed assets	1,419	777	642
Pre-clinical research	660	629	31
Occupancy	526	442	84
Recruiting	286	371	(85)
Other	313	272	41
	$24,506	$20,787	$3,719

Research and development expenses increased $3.7 million from $20.8 million for the year ended December 31, 2022 to $24.5 million for the year ended December 31, 2023. The increase was primarily attributable to a $2.3 million increase in clinical development costs driven by increased manufacturing and regulatory costs in support of CAN-2409 programs, a $0.7 million increase in employee compensation costs driven by stock compensation expense, and a $0.6 million increase in fixed asset-related expenses, including $0.4 million of impairment charges to manufacturing equipment.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2023 and 2022 (in thousands):

	YEAR ENDED DECEMBER 31,		INCREASE
	2023	2022	(DECREASE)
Employee-related	$7,573	$6,455	$1,118
Professional and consulting fees	3,666	3,629	37
Insurance	1,597	2,384	(787)
Information technology costs	263	76	187
Occupancy	161	184	(23)
Recruiting	159	775	(616)
Other	466	557	(91)
	$13,885	$14,060	$(175)

General and administrative expenses decreased $0.2 million from $14.1 million for the year ended December 31, 2022 to $13.9 million for the year ended December 31, 2023. The decrease was primarily attributable to a $0.8 million decrease in insurance costs, which was driven by a lower cost for directors and officers insurance, and a $0.6 million decrease in recruiting costs. These decreases were offset by a $1.1 million increase in employee compensation due to increased general and administrative headcount throughout the year.

Grant Income

There was no grant income for the year ended December 31, 2023, compared to $48,000 for the year ended December 31, 2022. Grant income for the year ended December 31, 2022 relates to the recognition of income from a grant from the Massachusetts Life Sciences Center.

Interest Income

Interest income was $2.1 million for the year ended December 31, 2023, compared to $1.2 million for the year ended December 31, 2022, and represents earnings on our cash equivalents. The increase in interest income is the result of rising interest rates that have generated higher returns on our cash equivalents for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Interest Expense

Interest expense was $2.6 million for the year ended December 31, 2023, compared to $1.7 million for the year ended December 31, 2022, and represents interest expense on our outstanding debt obligations. The increase in interest expense is the result of rising interest rates that are increasing the variable interest rate on our term loan for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Change in Fair Value of Warrant Liability

The change in fair value of our warrant liability was a decrease in the fair value of $1.0 million for the year ended December 31, 2023, compared to a decrease in the fair value of $16.4 million for the year ended December 31, 2022. The change in the fair value of the warrant liability is primarily driven by changes in the underlying value of our stock price.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials for our product candidates, developing our manufacturing capabilities which may include the cost of establishing a relationship with contract manufacturers to support commercial launch of our product candidate CAN-2409 and costs associated with equipping our laboratory and manufacturing facility to support clinical trials and commercialization and providing general and administrative support for our operations, including the cost associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. Based on current plans and assumptions, we expect that our existing cash and cash equivalents will be sufficient to fund our current operating plan into the fourth quarter of 2024.

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from government grants and proceeds from the sale of convertible notes, common stock, and our convertible preferred stock. As of December 31, 2023, we have raised approximately $160.8 million, including $15.6 million of government grants, $66.1 million from the sale of convertible preferred stock, and $79.1 million from the sale of our common stock in our IPO. Our cash and cash equivalents totaled $35.4 million as of December 31, 2023. We had $21.3 million of debt as of December 31, 2023. Subsequent to December 31, 2023 and through March 21, 2024, we raised $0.2 million under our ATM Program (as defined below).

On February 24, 2022, we entered into a loan and security agreement Loan Agreement with SVB pursuant to which SVB agreed to provide term loans to us in an aggregate principal amount of $20.0 million. We borrowed $20.0 million upon entering into the Loan Agreement. We could have borrowed up to an additional aggregate principal amount not to exceed $5.0 million, at any time on or prior to December 31, 2022, upon the achievement of all of the following milestones, inclusively: (a) positive phase 2 clinical activity data from our CAN-2409 NSCLC clinical trial, (b) dosing of our first patient in our phase 3 CAN-2409 high-grade glioma clinical trial; and (c) receipt on or prior to December 31, 2022, of net cash proceeds in an amount equal to at least $75.0 million from the issuance and sale of equity securities to investors acceptable to SVB. We did not borrow any of the additional aggregate principal amount on or prior to December 31, 2022. The term loans are secured by substantially all of our properties, rights and assets, except for our intellectual property, which is subject to a negative pledge under the Loan Agreement.

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

On August 5, 2022, we filed a shelf registration statement on Form S-3 (as amended, the Shelf) with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the ATM Program). The Shelf was declared effective by the SEC on August 12, 2022. Subsequent to December 31, 2023 and through March 21, 2024, we have sold and issued 109,485 shares of common stock under the ATM Program, with total net proceeds of $0.2 million.

As of December 31, 2023, we had an accumulated deficit of $137.0 million and have not generated any product sales. We do not know when, or if, we will generate revenue from product sales. We will not generate significant revenue from product sales unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical and contract manufacturing costs, legal and other regulatory expenses, and general overhead costs. We expect that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to risks in the development of our products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	YEARS ENDED DECEMBER 31,
	2023	2022
Net cash used in operating activities	$(34,244)	$(31,419)
Net cash used in investing activities	(280)	(1,297)
Net cash (used in) provided by financing activities	(121)	19,974
Net decrease in cash and cash equivalents	$(34,645)	$(12,742)

Cash Flows for the Years Ended December 31, 2023 and 2022

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $34.2 million, primarily consisting of a net loss of $37.9 million as we incurred expenses associated with our clinical programs, increased our headcount prior to the restructuring in the fourth quarter of 2023 and incurred costs associated with operating as a public company. In addition, we had non-cash income of $1.0 million as a result of the change in the fair value of our warrant liability. Non-cash income was partially offset by $5.2 million in non-cash charges primarily related to non-cash stock-based compensation and depreciation expense. Net cash used in operating activities was also impacted by $0.5 million in changes in operating assets and liabilities, primarily driven by a decrease of $0.5 million in lease-related liabilities and a decrease of $0.3 million in accrued expenses. These changes were partially offset by a decrease of $0.5 million in prepaid expenses and other current assets.

Net cash used in operating activities for the year ended December 31, 2022 was $31.4 million, primarily consisting of a net loss of $18.8 million as we incurred expenses associated with our clinical programs, increased our headcount and incurred costs associated with operating as a public company. In addition, we had non-cash income of $16.4 million as a result of the change in the fair value of our warrant liability, which was partially offset by $3.1 million of non-cash stock-based compensation and depreciation expense. Net cash used in operating activities was also impacted by $0.1 million in changes in operating assets and liabilities, primarily driven by an increase of $1.3 million in accrued expenses and a decrease in prepaid expenses and other current assets of $0.4 million. These changes were partially offset by a decrease of $1.2 million in accounts payable and a decrease of $0.5 million in lease-related liabilities.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $0.3 million, and consisted of the purchase of fixed assets, which was partially offset by proceeds from the sale of fixed assets.

Net cash used in investing activities for the year ended December 31, 2022 was $1.3 million, which was attributable to the use of $1.3 million for purchases of fixed assets.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2023 was $0.1 million, consisting of payments related to tax withholding for vested restricted stock units.

Net cash provided by financing activities for the year ended December 31, 2022 was $20.0 million, primarily consisting of $19.9 million of net proceeds from a term loan with SVB.

Funding Requirements

We expect our operating expenses to increase substantially in the future in connection with our ongoing activities, particularly as we advance CAN-2409 and CAN-3110 through research and development, clinical trials, and develop our manufacturing capabilities, as we research and develop additional product candidates including preclinical activities and as we prepare for marketing approval and commercialization. We also expect to incur additional costs associated with operating as a public company.

Specifically, our costs and expenses will increase as we:

•
advance the clinical development of CAN-2409 and CAN-3110;
•
develop our manufacturing capabilities, including through relationships with contract manufacturers for commercial manufacturing of our product candidate CAN-2409 and the development, construction and qualification of our clinical manufacturing capabilities, internally or through CDMOs for our product candidate CAN-3110;
•
pursue the preclinical and clinical development of other product candidates using our enLIGHTEN™ Discovery Platform, an HSV-based platform; and

•
expand our operational, financial, and management systems and increase personnel, including personnel to support our operations as a public company.

We believe that our existing cash and cash equivalents as of December 31, 2023 will enable us to fund our operating expenses and capital expense requirements into the fourth quarter of 2024. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Obligations and Commitments

Our primary contractual obligations are our facility lease, the Loan Agreement with SVB, and the Periphagen Note. The table below summarizes the contractual obligations that will become due as of December 31, 2023 (in thousands):

	PAYMENTS DUE BY PERIOD
	(in thousands)
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS
Operating lease obligation (1)	$1,626	$598	$1,028	$—
Loan Agreement with SVB (2)	22,514	$10,976	$11,538	—
Periphagen Note (3)	1,352	—	—	1,352
Total	$25,492	$11,574	$12,566	$1,352
(1)
Represents future minimum lease payments under our operating lease for office and laboratory space at our Needham, Massachusetts facility. Our facility lease extends to August of 2026.
(2)
Represents future principal, interest payments, and the final payment fee on our Loan Agreement with SVB, which matures on January 1, 2026.
(3)
Represents a $1.0 million promissory note plus interest under the terms of our asset purchase agreements with Periphagen, Inc. The promissory note is due upon maturity in November 2027.

See our financial statements and related footnotes elsewhere in this Annual Report on Form 10-K for additional information on these agreements.

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
•
CDMOs who are manufacturing commercial-scale quantities of our product candidates

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three month period ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (SEC) with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is KPMG LLP, Boston, Massachusetts, PCAOB Auditor ID 185.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)
10.10

Lease of Premises at 117 Kendrick Street, Needham, Massachusetts by and between 117 Kendrick DE, LLC and the Registrant dated as of February 4, 2019 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.11

Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated February 24, 2022 (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 29, 2022)

10.12#

Employment Agreement by and between Candel Therapeutics and Francesca Barone dated February 3, 2022 (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 29, 2022)

10.13#

Consulting Agreement by and between Candel Therapeutics, Inc. and Susan Stewart dated October 19, 2021 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 29, 2022)

10.14#

Employment Agreement by and between Candel Therapeutics and Seshu Tyagarajan dated April 14, 2022 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2022)

10.15#

Employment Agreement by and between Candel Therapeutics and Jason A. Amello dated September 21, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022)

10.16**

Master Production Services Agreement by and between Candel Therapeutics and SAFC Carlsbad, Inc., effective November 3, 2022 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2023)

10.17**

Amendment to Exclusive License Agreement by and between Candel Therapeutics, Inc. and Periphagen, Inc. dated June 7, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023)

10.18

First Amendment to Loan and Security Agreement by and between Candel Therapeutics, Inc. and Silicon Valley Bank, dated June 14, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023)

10.19#*	Consulting by and between Candel Therapeutics, Inc. and Jason A. Amello, dated as of January 12, 2024
21.1	List of Subsidiary (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 29, 2022)
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Compensation Recovery Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

# Indicates a management contract or any compensatory plan, contract or arrangement

** Portions of this exhibit have been omitted by means of redacting a portion of the text and replacing it with “[***]” because they are both (i) not material and (ii) the type of information that the Registrant treats as private or confidential.

Item 16. Form 10-K Summary

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Candel Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Candel Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, has incurred operating losses and negative cash flows from operations since inception and expects to continue to incur such losses and negative cash flows into the foreseeable future which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2019

Boston, Massachusetts

March 28, 2024

Candel Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	DECEMBER 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$35,413	$70,058
Prepaid expenses and other current assets	$1,384	1,887
Total current assets	36,797	71,945
Fixed assets, net	$3,206	4,424
Lease right of use assets	$816	1,056
Restricted cash	$266	266
Other assets	$116	—
Total assets	$41,201	$77,691
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$422	$380
Accrued expenses	$4,356	4,723
Current portion of term loan payable to a bank	$8,893	—
Current portion of lease liability	$513	464
Other current liabilities	$—	48
Total current liabilities	14,184	5,615
Deferred revenue	$—	144
Term loan payable to a bank	$11,632	20,202
Other long-term debt	$751	648
Lease liability, net of current portion	$973	1,486
Warrant liability	$916	1,882
Total liabilities	28,456	29,977
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at December 31, 2023 and 2022; no shares issued or outstanding at December 31, 2023 and 2022, respectively.	$—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at December 31, 2023 and 2022; 29,213,627 and 29,042,418 shares issued at December 31, 2023 and 2022, respectively; and 29,091,019 and 28,919,810 shares outstanding at December 31, 2023 and 2022, respectively.	$290	290
Treasury stock (at cost)	$(448)	(448)
Additional paid-in capital	$149,931	146,961
Accumulated deficit	$(137,028)	(99,089)
Total stockholders’ equity	12,745	47,714
Total liabilities and stockholders’ equity	$41,201	$77,691

The accompanying notes are an integral part of these consolidated financial statements.

Candel Therapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	YEAR ENDED DECEMBER 31,
	2023	2022
Research and development service revenue, related party	$—	$125
Operating expenses:
Research and development	24,506	20,787
General and administrative	13,885	14,060
Total operating expenses	38,391	34,847
Loss from operations	(38,391)	(34,722)
Other income (expense):
Grant income	—	48
Interest income	2,081	1,218
Interest expense	(2,595)	(1,708)
Change in fair value of warrant liability	966	16,370
Total other income (expense), net	452	15,928
Net loss and comprehensive loss	$(37,939)	$(18,794)
Net loss per share, basic and diluted	$(1.31)	$(0.65)
Weighted-average common shares outstanding, basic and diluted	28,935,289	28,823,480

The accompanying notes are an integral part of these consolidated financial statements.

Candel ThErapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

	COMMON STOCK		TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2021	28,689,842	$286	—	$—	$144,146	$(80,295)	$64,137
Options exercised	352,576	4	—	—	508	—	512
Treasury stock acquired			(122,608)	(448)	—		(448)
Stock-based compensation	—	—	—	—	3,145	—	3,145
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(838)	—	(838)
Net loss	—	—	—	—	—	(18,794)	(18,794)
Balance as of December 31, 2022	29,042,418	$290	(122,608)	$(448)	$146,961	$(99,089)	$47,714
Stock-based compensation	—	—	—	—	3,137	—	3,137
Restricted stock unit vesting, net of shares withheld for taxes	171,209	—	—	—	(121)	—	(121)
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	—	(37,939)	(37,939)
Balance as of December 31, 2023	29,213,627	$290	(122,608)	$(448)	$149,931	$(137,028)	$12,745

The accompanying notes are an integral part of these consolidated financial statements.

Candel Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

	YEAR ENDED DECEMBER 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(37,939)	$(18,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	960	778
Impairment of fixed assets	390	—
Loss on the sale of fixed assets	79	—
Non-cash stock compensation expense	3,091	2,307
Non-cash lease expense	240	209
Non-cash interest expense	103	89
Change in fair value of warrant liability	(966)	(16,370)
Accretion of debt discount	323	291
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	503	416
Other assets	(116)	—
Accounts payable	45	(1,213)
Accrued expenses	(301)	1,265
Deferred revenue	(192)	67
Lease liability	(464)	(464)
Net cash used in operating activities	(34,244)	(31,419)
Cash Flows from Investing Activities:
Purchase of fixed assets	(457)	(1,297)
Proceeds from the sale of fixed assets	177	—
Net cash used in investing activities	(280)	(1,297)
Cash Flows from Financing Activities:
Net proceeds from bank term loan	—	19,910
Payments related to tax withholding for vested restricted stock units	(121)	—
Proceeds from option exercises	—	64
Net cash (used in) provided by financing activities	(121)	19,974
Net decrease in cash	(34,645)	(12,742)
Cash, cash equivalents and restricted cash at beginning of period	70,324	83,066
Cash, cash equivalents and restricted cash at end of period	$35,679	$70,324
Supplemental cash flow information:
Cash paid for taxes	$—	$183
Cash paid for interest	$2,148	$1,152
Supplemental disclosures of non-cash information:
Lease liability arising from obtaining right-of-use assets	$—	$2,368
Capital expenditures in accounts payable and accrued expenses	$—	$69
Common stock exchange for option exercise	$—	$448

The accompanying notes are an integral part of these consolidated financial statements.

Candel Therapeutics, Inc.

Notes to consolidated financial statements

1. Organization and Basis of Presentation

Candel Therapeutics, Inc., formerly known as Advantagene, Inc. (the Company), is a clinical stage biopharmaceutical company that was incorporated in Delaware in June 2003. On November 30, 2020, the Company changed its name to Candel Therapeutics, Inc. The Company is focused on developing off-the-shelf viral immunotherapies that elicit an individualized, systemic anti-tumor immune response to help patients fight cancer. The Company’s engineered viruses are designed to induce immunogenic cell death through direct viral-mediated cytotoxicity in cancer cells, thus releasing tumor neo-antigens and creating a pro-inflammatory microenvironment at the site of injection. This is intended to lead to in-situ vaccination against the injected tumor and uninjected distant metastases. The Company has established two off-the-shelf viral immunotherapy platforms and its two product candidates, CAN-2409 and CAN-3110, are in clinical trials for a number of tumor types. Additionally, the Company and the University of Pennsylvania (UPenn) are collaborating to study the impact of novel viral immunotherapies based on Candel's propriety enLIGHTEN™ Discovery Platform, a systematic, iterative herpes simplex virus based platform leveraging human biology and advanced analytics, to strengthen the effects of UPenn's investigational CAR-T cell therapies in solid tumors.

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

Since inception, the Company has funded its operations primarily with proceeds from the sale of its convertible notes and capital stock and from debt borrowings. The Company has incurred recurring losses since its inception, including a net loss of $37.9 million and $18.8 million for the years ended December 31, 2023, and 2022, respectively. In addition, as of December 31, 2023, the Company had an accumulated deficit of $137.0 million. The Company expects to continue to generate operating losses and negative cash flows from operations for the foreseeable future.

On August 5, 2022, the Company filed a shelf registration statement on Form S-3 (as amended to date, the Shelf) with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the ATM Program). The Shelf was declared effective by the SEC on August 12, 2022. Subsequent to December 31, 2023 and through March 21, 2024, we have sold and issued 109,485 shares of common stock under the ATM Program, with total net proceeds of $0.2 million.

The Company’s cash and cash equivalents were $35.4 million as of December 31, 2023. In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification, 205-40, Presentation of Financial Statements - Going Concern, management is required to assess the Company’s ability to continue as a going concern for the one-year look forward period following the date that the consolidated financial statements are issued. The Company's expects to continue to generate operating losses and negative cash flows from operations. Based on these conditions, the Company has determined that substantial doubt exists regarding its ability to continue as a going concern for the one-year period following the date these consolidated financial statements are issued. To sustain its future operations beyond such one-year period, the Company will require additional funding. The Company expects to finance its cash needs through a combination of public or private equity or debt financings, government grants, and other sources, which may include collaborations, strategic alliances and licensing arrangements with third parties. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and the Company could be forced to delay, reduce, or eliminate some or all of its research, clinical trials, product development or future commercialization efforts, which could materially adversely affect its business prospects or its ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original final maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents comprise marketable securities with maturities of less than three months when purchased. Cash equivalents are reported at fair value.

Restricted Cash

The Company had $0.3 million of restricted cash as of both December 31, 2023 and 2022, which represents cash held as a security deposit under the terms of the Company’s Needham, Massachusetts facility lease.

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

In the third and fourth quarters of 2023, the Company recorded impairment charges totaling approximately $0.4 million related to manufacturing equipment that the Company has determined it does not plan to use for its intended use, and the Company recorded an impairment to reduce the carrying value to its estimated fair value. The Company has not recorded any other impairment losses on such long-lived assets.

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

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to a lack of company-specific historical and implied volatility data, the Company has based its computation of expected volatility on a combination of the historical volatility of the Company and of a representative group of public companies with similar characteristics to the Company, including stage of product development and life science industry focus. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. For options granted to non-employees, the Company utilizes the contractual term of the share-based payment as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

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

Government grants are recorded as grant income and classified in other income in the consolidated statements of operations. The Company recognized government grants of zero and $48,000 for the years ended December 31, 2023 and 2022, respectively. Grant income is recognized as a component of other income/(expense), net in the consolidated statements of operations.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC Topic 740, Income Taxes (ASC 740) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At December 31, 2023 and 2022, the Company has concluded that a full valuation allowance is necessary for its deferred tax assets (see Note 12).

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. In periods where the Company reports a net loss attributable to common stockholders, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2023 and 2022 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

Recently Issued Accounting Standards

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative, which modifies the disclosure or presentation requirements related to a variety of FASB Accounting Standard Codification topics. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K is effective, with early adoption prohibited. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the associated amendment will be removed from the Codification and will not become effective for any entities. The Company is currently evaluating the potential impact that ASU 2023-06 may have on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which amends guidance in ASC 280, Segment Reporting The amendments in this ASU expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment, among other disclosure requirements. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2023-07 may have have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. Adoption can be either prospectively or retrospectively applied, and the Company will adopt this ASU on a prospective basis. The Company is currently evaluating the potential impact that ASU 2023-09 may have on its consolidated financial statements and related disclosures.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2023 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	916	916
Total	$—	$—	$916	$916

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2022 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	1,882	1,882
Total	$—	$—	$1,882	$1,882

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

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined by Level 3 inputs (in thousands):

SERIES B WARRANT LIABILITY
Balance at December 31, 2021	$18,252
Change in fair value	(16,370)
Balance at December 31, 2022	$1,882
Change in fair value	(966)
Balance at December 31, 2023	$916

4. Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	DECEMBER 31,
	2023	2022
Laboratory equipment	$1,209	$1,055
Manufacturing equipment	730	1,201
Furniture and fixtures	159	159
Networking and computer equipment	88	81
Leasehold improvements	3,109	3,057
Total fixed assets	$5,295	$5,553
Less: accumulated depreciation	(2,089)	(1,129)
Fixed assets, net	$3,206	$4,424

Depreciation expense was $1.0 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	DECEMBER 31,
	2023	2022
Payroll and employee related expenses	$2,017	$2,647
Third-party research and development expenses	1,811	1,486
Professional fees and other	528	590
	$4,356	$4,723

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

During the years ended December 31, 2023 and 2022, the Company recorded interest expense relating to the Loan Agreement of $2.5 million and $1.6 million, respectively. The weighted average effective interest rate as of December 31, 2023 was 11.19%.

The Company incurred $89,000 of debt issuance costs and will incur a $0.9 million final payment fee, which were recorded as debt discount and are being amortized over the term of the Loan Agreement. The scheduled principal payments and net carrying amount of the term loan are as follows (in thousands):

YEAR ENDING DECEMBER 31,
2024	$9,167
2025	10,000
2026	833
Total principal	20,000
Final payment fee	900
Less: debt discount	(989)
Accretion of debt discount	614
Net carrying amount	$20,525
Less current portion	$(8,893)
Long-term portion	$11,632

The carrying value of the Company's term loan approximates fair value.

7. Other Long-Term Debt

Periphagen Note

On December 9, 2019, the Company entered into a series of asset purchase agreements with Periphagen, Inc. (Periphagen), a biopharmaceutical company focused on the development of gene therapy vectors. Under the terms of the asset purchase agreements, the Company assumed a $1.0 million promissory note bearing a contractual interest rate of 2% compounded annually, with the outstanding balance and accrued interest due upon maturity in November 2027, with no interim installments due. The estimated market rate for the Company for an unsecured loan with a maturity in November 2027 was determined to be 15.83% as of December 9, 2019. Although the Company does not have a public credit rating, management estimates a CCC credit rating based on the Company’s financial position and stage of development. Using the commensurate rate for a CCC rated company and based on the amount due at maturity, the present value of the future cash outflow was determined to be $0.4 million at the transaction date. As of December 31, 2023, the carrying value of the note is $0.8 million. The carrying value of the note approximates fair value. Upon maturity, the Company will pay Periphagen $1.4 million for the outstanding balance and accrued interest due.

8. Lease

On February 4, 2019, the Company signed a lease agreement for its corporate headquarters at 117 Kendrick Street in Needham, Massachusetts. The facility consists of a 15,197 square foot property which houses the corporate, clinical, laboratory and manufacturing operations for the Company. The lease term ends on August 31, 2026.

For each of the years ended December 31, 2023 and 2022, the Company recorded $0.4 million of operating lease cost and $0.1 million of variable lease cost. The total lease expense for each of the years ended December 31, 2023 and 2022 was $0.5 million.

Cash paid for amounts included in the lease liability for each of the years ended December 31, 2023 and 2022 was $0.6 million.

	YEAR ENDED DECEMBER 31,
Other Information	2023	2022
Operating cash flows used for operating leases (in thousands)	$583	$567
Weighted-average remaining lease term (years)	2.7	3.7
Weighted-average incremental borrowing rate	7.02%	7.02%

The future lease payments under non-cancelable leases at December 31, 2023, are as follows (in thousands):

2024	598
2025	613
2026	415
Total future lease payments	1,626
Less: imputed interest	(140)
Total lease liability	$1,486

9. Common Stock and Preferred Stock

Preferred Stock

The Company has authorized 10,000,000 shares of $0.01 par value preferred stock at December 31, 2023 and 2022.

Common Stock

The Company has authorized 150,000,000 shares of $0.01 par value common stock at December 31, 2023 and 2022 of which 29,213,627 and 29,042,418 were issued as of December 31, 2023 and 2022, respectively. The Company had 29,091,019 and 28,919,810 outstanding shares as of December 31, 2023 and 2022, respectively. Common shares are voting and dividends may be paid when, as and if declared by the board of directors.

Common Stock Reserved

The Company has reserved the following shares of common stock for future issuance as of:

	DECEMBER 31,
	2023	2022
Stock options outstanding	5,666,621	5,645,420
Unvested restricted stock	2,526,432	612,366
Shares available for future grant under stock option plan	252,053	1,311,915
Warrants	7,507,708	7,507,708
	15,952,814	15,077,409

Shelf Registration and At-the-Market Offerings

On August 5, 2022, the Company filed the Shelf with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf. The Shelf was declared effective by the SEC on August 12, 2022. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75.0 million from issuing securities under a shelf registration statement in excess of one third of such company’s public float in a 12-month period, the Company is currently only able to issue a limited number of shares which aggregate to no more than one-third of its public float using the Shelf. As of December 31, 2023, no sales had been made pursuant to the ATM Program. Subsequent to December 31, 2023 and through March 21, 2024, we have sold and issued 109,485 shares of common stock under the ATM Program, with total net proceeds of $0.2 million.

10. Warrants

The Company has the following warrants outstanding for the purchase of common stock as of December 31, 2023 and 2022:

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

The Company recorded the Series B Warrants as a component of stockholder’s equity at the time of issuance at their estimated fair value of $2.1 million and recorded the Conditional Series B Warrants as a liability on the consolidated balance sheet as the number of shares used to calculate the settlement is not a fixed number of shares. The Conditional Series B Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the consolidated statements of operations. The Company will continue to recognize changes in the fair value of the Conditional Series B Warrants until each Conditional Series B Warrant is exercised, expires or qualifies for equity classification. The warrant liability fair value was $0.9 million and $1.9 million as of December 31, 2023 and 2022, respectively.

NC Ohio Trust Warrants

On March 20, 2019, the Company established the NC Incorporated Ohio Trust, an irrevocable trust funded by the Company. The beneficiary in the trust agreement has provided past services to the Company for more than 15 years and is a non-employee. The warrant provides the beneficiary the right to purchase 162,740 shares of the Company’s common stock, $0.01 par value at an exercise price of $1.46 per share, subject to adjustments as specified in the warrant agreement. The Company recognizes the warrants as compensation expense within the consolidated statement of operations when the warrants are granted or at the service inception date if the service inception date precedes the grant date. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value previously used at the service inception date or subsequent reporting dates. As of December 31, 2023 and 2022, a grant date was not established as there was not a mutual understanding of key terms. The Company remeasures the fair value of the award at each reporting date, as the service date preceded the grant date. The value of the warrants for 162,740 shares of common stock was $0.2 million as of both December 31, 2023 and 2022, and was recorded as stock compensation expense within research and development expense and a credit to stockholders’ equity in the consolidated financial statements.

11. Stock Options, Restricted Stock and Stock-Based Compensation

Equity Incentive Plans

The Company’s 2015 Stock Plan, as amended, (the 2015 Plan) provides for the Company to sell or issue common shares or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. The 2015 Plan is administered by the board of directors and exercise prices, vesting and other restrictions are determined at its discretion. All stock option grants are non-statutory stock options except option grants to employees intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant, as determined in good faith by the board of directors at its sole discretion. Nonqualified stock options may be granted at an exercise price established by the board of directors at its sole discretion and the vesting periods may vary. Vesting periods are generally four years and are determined by the board of directors. Stock options become exercisable as they vest. Options granted under the 2015 Plan expire no more than ten years from the date of grant. As of December 31, 2023, there are no shares available for grants under the 2015 Plan and the 2015 Plan continues to govern the terms and conditions of the outstanding awards under the 2015 Plan.

On July 14, 2021, the Company’s 2021 Equity Incentive Plan (the 2021 Plan) was approved by the Company’s stockholders, and became effective upon completion of the IPO and serves as the successor to the 2015 Plan. 5,321,447 shares of common stock are reserved under the 2021 Plan, of which 252,053 shares remain available for future grants as of December 31, 2023.

Stock Options

Stock option activity is summarized as follows:

	NUMBER OF STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2022	5,645,420	$2.77	7.73
Granted	1,313,203	1.30
Exercised	—	—
Cancelled, forfeited or expired	(1,292,002)	2.60
Outstanding as of December 31, 2023	5,666,621	$2.47	6.61	$199
Exercisable as of December 31, 2023	3,656,582	$2.49	5.55	$26
Unvested as of December 31, 2023	2,010,039	$2.44	8.54	$173

The 2015 Plan permits participants to use common stock they previously acquired to pay for the exercise of stock options based upon the fair value on the date of exercise. In connection with the exercise of a stock options to purchase 306,518 shares of our common stock at an exercise price of $1.46, option holders tendered 122,608 shares of our common stock previously acquired in consideration of the full aggregate exercise price in accordance with the terms of the option and the 2015 Plan. The shares tendered are recorded as treasury stock within the Company's consolidated financial statements at December 31, 2023.

The fair value of stock options granted was estimated on the grant date using the Black-Scholes option pricing model based on the following assumptions:

	YEAR ENDED DECEMBER 31,
	2023	2022
Expected option life (years)	5.48 - 6.08	5.33 - 6.08
Risk-free interest rate	3.50% - 4.86%	1.69% - 4.23%
Expected volatility	91.33% - 94.51%	85.09% - 87.67%
Expected dividend yield	0%	0%

The total intrinsic value of stock options vested during each of the years ended December 31, 2023 and 2022 was zero.

Restricted Stock Units

Under the terms of the restricted stock unit agreements covering the common stock, shares of common stock related to restricted stock units are subject to time-based vesting. The restricted stock units will immediately be forfeited to the Company if the relationship between the recipient and the Company ceases.

Restricted stock activity is summarized as follows:

	NUMBER OF SHARES OPTIONS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Unvested at December 31, 2022	612,366	$1.71
Granted	2,242,509	$0.98
Vested	(306,185)	$1.71
Forfeited	(22,258)	$1.71
Unvested at December 31, 2023	2,526,432	$1.06

The aggregate fair value of restricted stock units that vested during each of the years ended December 31, 2023 and 2022 was $0.5 million and zero, respectively.

Stock-Based Compensation

Stock-based compensation expense for the years ended December 31, 2023 and 2022 was classified in the consolidated statements of operations as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2023	2022
Research and development	$1,347	$774
General and administrative	1,744	1,533
Total stock based compensation expense	$3,091	$2,307

As of December 31, 2023 and 2022, total unrecognized compensation cost related to the unvested stock-based awards was $6.1 million and $7.6 million, respectively. As of December 31, 2023 and 2022, these amounts are expected to be recognized over a weighted average period of 2.40 and 2.42 years, respectively.

12. Income Taxes

Due to the Company's net losses for 2023 and 2022, as well as the full valuation allowance on its net deferred tax assets as discussed below, the Company did not record any income tax expense or benefit for the years ended December 31, 2023 and 2022 .

A reconciliation of the Company's statutory income tax rate to the Company’s effective income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2023	2022
Income at US statutory rate	21.0%	21.0%
Permanent adjustments	(1.3)%	(2.8)%
Mark to market	0.5%	18.3%
State taxes, net of federal benefit	6.9%	12.8%
Valuation allowance	(30.0)%	(56.9)%
Tax credits	2.9%	7.6%
	—	—

On October 4, 2023, the Governor of Massachusetts signed into law a bill that included the adoption of a single sales apportionment factor effective on January 1, 2025. As required under ASC 740, the Company has accounted for the deferred tax impacts of this tax law change in the period the tax law was enacted, which has the impact of reducing its state deferred tax assets. The impact of the tax law change is offset by a change in valuation allowance.

Net deferred tax assets as of December 31, 2023 and 2022 consist of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2023	2022
Deferred tax assets:
Net operating losses	$23,136	$17,748
Intangibles	506	572
Accrued expenses and other	434	601
Deferred revenue	—	—
Lease liability	406	524
Stock compensation	1,168	863
Capitalized R&D expenditures	9,200	4,931
Credits	6,199	4,755
Total deferred tax assets	41,049	29,994
Valuation allowance	(40,548)	(29,166)
Net deferred tax assets	501	828
Deferred tax liabilities:
Right of use asset	(223)	(284)
Other	(278)	(544)
Total deferred tax liabilities	(501)	(828)
Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2023, the Company has gross federal and state net operating loss carryforwards of approximately $86.2 million and $79.6 million which begin to expire in 2027 and 2032, respectively. Additionally, the Company has $77.4 million of the federal net operating loss carryforwards that can be carried forward indefinitely.

As of December 31, 2023, the Company has gross federal and state tax credit carryforwards of approximately $4.5 million and $2.2 million, respectively, which begin to expire in 2036 and 2030, respectively.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and certain tax credits. Management has considered the Company’s history of cumulative net losses incurred since inception, as well as its lack of product revenue since inception, and has determined that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at December 31, 2023 and 2022.

Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), contains rules that limit the ability of a company that undergoes in ownership change to utilize its net operating losses (NOLs) and tax credits existing as of the date of such ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of a company’s stock within a rolling three-year period. The rules generally operate by focusing on changes in ownership of all stock considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company. The Company has not yet determined if such a limitation would be placed against its available net operating losses. The Company will make such a determination prior to the utilization of any future net operating losses.

A summary of changes in the valuation allowance for deferred tax assets during the years ended December 31, 2023 and 2022 were as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2023	2022
Valuation allowance	$29,166	$18,493
Increases recorded to income tax provision	11,382	10,673
Decreases recorded to income tax provision	—	—
Valuation allowance	$40,548	$29,166

The Company files income tax returns in the United States and various state and local jurisdictions. The federal and state tax returns are generally subject to examination for the years ended December 31, 2014 through December 31, 2023. There are currently no pending tax examinations. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination.

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

14. Technology License Agreement

On January 20, 2018 the Company entered into an exclusive option agreement (Option Agreement) with MGB. Pursuant to the Option Agreement, the Company has obtained the exclusive right from MGB to negotiate an exclusive license to make, develop and commercialize rQNestin, a genetically modified oncolytic herpes simplex virus for the treatment of certain types of cancers. Pursuant to the Option Agreement, the Company will support a clinical trial to be conducted at MGB pursuant to the terms of a clinical trial agreement to be negotiated and the Company has committed to remitting $0.8 million in support of such clinical trial over the course of approximately three years. Upon execution of the Option Agreement, the Company remitted a non-refundable fee of $40,000 to MGB to be applied toward the Company’s on-going obligations to reimburse patent expenses. During the years ended December 31, 2023 and 2022, the Company did not expense any startup and patient fees for clinical trials performed by MGB.

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

As of December 31, 2023, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. On December 15, 2022, Periphagen notified us by letter of its claim that we have failed to use commercially reasonable efforts to complete a human proof of concept clinical trial of an NT-3 Asset under an Exclusive License Agreement dated December 9, 2019 between us and Periphagen (the Periphagen License Agreement). On January 13, 2023, we filed a demand for arbitration against Periphagen with the American Arbitration Association, seeking a declaration that Periphagen’s December 15 letter failed to comply with the dispute and escalation provisions in the Periphagen License Agreement. On March 10, 2023, Periphagen filed its answer and counterclaims to our demand for arbitration. In its counterclaims, Periphagen sought a declaration that we have not used commercially reasonable efforts to complete a human proof of concept clinical trial of the NT-3 Asset and a declaration that any further extension of time would not be scientifically or commercially reasonable. We denied Periphagen’s counterclaims.

On June 7, 2023, the parties entered into an amendment to the Exclusive License Agreement that resolved the dispute and resulted in termination of the arbitration without any financial impact.

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

16. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	YEAR ENDED DECEMBER 31,
	2023	2022
Numerator:
Net loss	$(37,939)	$(18,794)
Denominator:
Weighted-average shares of common stock outstanding-basic and diluted	28,935,289	28,823,480
Net loss per share -basic and diluted	$(1.31)	$(0.65)

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

	YEAR ENDED DECEMBER 31,
	2023	2022
Outstanding warrants for common stock	7,507,708	7,507,708
Outstanding stock options (as converted to common stock)	5,666,621	5,645,420
Unvested restricted stock	2,526,432	612,366
	15,700,761	13,765,494

17. Corporate Restructuring

In November 2023, the Company's Board of Directors authorized a restructuring plan to focus on continuation and expansion of development of CAN-3110 as well as the enLIGHTENTM Discovery Platform, which resulted in a reduction of the Company’s workforce by approximately 45%. Each affected employee's separation from the Company occurred in December 2023. As a result, the Company incurred costs of $0.7 million related to severance benefits for the affected employees, including severance payments and limited reimbursement of medical insurance premiums. The restructuring plan is expected to be completed in the first quarter of 2024 once the remaining unpaid severance payments of $46,000 are made.

Of the $0.7 million in costs recognized related to the restructuring plan, $0.5 million and $0.2 million have been charged to research and development and general and administrative expenses, respectively, in the accompanying consolidated statement of operations for the year ended December 31, 2023. During the year ended December 31, 2023, the Company paid $0.7 million in severance benefits to separating employees related to the restructuring plan. At December 31, 2023, unpaid severance costs of $46,000 are included in accrued expenses in the accompanying consolidated balance sheet and are expected to be paid during the first quarter of 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Candel Therapeutics, Inc.

Date: March 28, 2024	By:	/s/ Paul Peter Tak
Paul Peter Tak, M.D., Ph.D., FMedSci
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby constitutes and appoints Paul Peter Tak and Charles Schoch, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul Peter Tak	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2024
Paul Peter Tak, M.D., Ph.D. FMedSci

/s/ Charles Schoch	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2024
Charles Schoch

/s/ Paul B. Manning	Chairman	March 28, 2024
Paul B. Manning

/s/ Edward J. Benz Jr.	Director	March 28, 2024
Edward J. Benz, Jr, M.D.

/s/ Chris Martell	Director	March 28, 2024
Chris Martell

/s/ Renee Gaeta	Director	March 28, 2024
Renee Gaeta

/s/ Gary Nabel	Director	March 28, 2024
Gary Nabel, Ph.D., M.D.

/s/ Estuardo Aguilar-Cordova	Director	March 28, 2024
Estuardo Aguilar-Cordova, M.D. Ph.D.

/s/ Joseph Papa	Director	March 28, 2024
Joseph Papa
/s/ Diem Nguyen	Director	March 28, 2024
Diem Nguyen, Ph.D., MBA
/s/ Nicoletta Loggia	Director	March 28, 2024
Nicoletta Loggia, Ph.D., R.Ph