Form 10-K/A
period 2023-12-31
Candel Therapeutics, Inc.
filed 2024-04-25
CIK 1841387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
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

EXPLANATORY NOTE
Candel Therapeutics, Inc. is filing this Amendment No. 1 on Form
10-K/A
(the “Form
10-K/A”)
to the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2023 (the “Original Form
10-K”),
filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024, only for the purpose of including the Part III information required under the instructions to Form
10-K
and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which information was previously omitted from the Original Form
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the omitted information to be incorporated in the Original Form
10-K
by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.
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
10-K/A.
In addition, no other information has been updated for any subsequent events occurring after March 28, 2024, the date of the filing of the Original Form
10-K.
Accordingly, this Form
10-K/A
should be read in conjunction with the Original Form
10-K
and our other filings made with the SEC subsequent to the filing of the Original Form
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
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table sets forth information regarding our executive officers and directors as of the date of this Form
10-K/A.

Name	Age	Position
Executive Officers
Paul Peter Tak, M.D., Ph.D., FMedSci	64	President, Chief Executive Officer, and Director
Charles Schoch	39	Interim Chief Financial Officer
Francesca Barone, M.D., Ph.D.	47	Chief Scientific Officer
W. Garrett Nichols, M.D., M.S.	55	Chief Medical Officer
Seshu Tyagarajan, Ph.D., RAC	56	Chief Technical and Development Officer
Non-Employee Directors
Paul B. Manning (2)	68	Chairman of the Board of Directors
Estuardo Aguilar-Cordova, M.D., inf., Ph.D.	66	Director
Edward J. Benz, Jr., M.D. (3)	77	Director
Renee Gaeta (1)	43	Director
Nicoletta Loggia, Ph.D., R.Ph. (3)	56	Director
Christopher Martell (1)(3)	45	Director
Gary J. Nabel, M.D., Ph.D. (3)	70	Director
Diem Nguyen, Ph.D. M.B.A. (1)(2)	52	Director
Joseph Papa (2)	68	Director

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating and corporate governance committee.
Executive officers
Paul Peter Tak, M.D., Ph.D., FMedSci
, has served as President and Chief Executive Officer and as a member of the board of directors of Candel since September 2020. He received his medical degree cum laude from the Free University in Amsterdam and was trained as an internist, rheumatologist and immunologist at Leiden University Medical Center, where he also received his Ph.D. He has been Clinical Associate Professor of Medicine at the University of California San Diego. Next, he served as Professor of Medicine and founding Chair of the Department of Clinical Immunology and Rheumatology at the Academic Medical Centre/University Medical Center Amsterdam. During this time, he founded Arthrogen b.v., a biotech company focused on gene therapy. He has published over 590 papers in peer-reviewed journals and received numerous awards. He has been elected Honorary Senior Visiting Fellow at the University of Cambridge and Fellow of the Academy of Medical Sciences (U.K.). At GSK plc, formerly known as GlaxoSmithKline, or GSK (NYSE: GSK), he served as Senior Vice President, Chief Immunology Officer, and Global Development Leader from 2011 to 2018. In his role as Global Head of a cluster of Therapy Area Units at GSK (Dermatology, ImmunoInflammation, Infectious Disease, and Oncology), he oversaw the creation of a portfolio of new medicines, including anti-CCL17 antibody, gepotidacin, belimumab sc (approved in 2017 [Benlysta
®
 sc]), mafodotin (approved in 2020 [Blenrep
®
]), cabotegravir/rilpivirine (approved in 2021 [Cabenuva
®
]), and tapinarof (acquired by Dermavant Sciences; approved in 2022 [VTAMAR
®
]). He was the Chair of the Scientific Review Board, the governing body accountable for the scientific assessment of GSK’s R&D portfolio. He was also the President and CEO of Tempero Pharmaceuticals, which was integrated into GSK in 2015. From 2018 to 2020, Dr. Tak served as venture partner at Flagship Pioneering and also as President and CEO of Kintai Therapeutics (merged with Senda Biosciences). In addition, he has served as board director of Galvani Bioelectronics, ViiV Healthcare Ltd., and Omega Therapeutics. Currently, he is also on the board of Sitryx
Therapeutics (co-founder), Levicept,
and Citryll. He is a 2021 PharmaVOICE100 honoree (100 most inspiring people in life sciences). We believe Dr. Tak’s scientific expertise, extensive managerial and operational experience in the biotechnology industry, and familiarity with Candel as our Chief Executive Officer provide him with the appropriate set of skills to serve as a member of our board of directors.

Charles Schoch
has served as Candel’s interim Chief Financial Officer, principal financial officer and principal accounting officer, since January 2024. He previously served as Candel’s Vice President of Finance and Corporate Controller from March 2023 to January 2024. Mr. Schoch joined Candel in November 2021 as Corporate Controller and has served in various financial reporting and accounting positions of increasing responsibility. Prior to joining Candel, Mr. Schoch was the Corporate Controller at Corbus Pharmaceuticals from September 2020 to November 2021 and previously worked in the Health Industry assurance practice of PricewaterhouseCoopers from September 2013 to August 2020. Mr. Schoch holds an M.B.A. and M.S.A. from Northeastern University and a B.S. in Business Administration with a concentration in Finance from Elon University. Mr. Schoch is a Certified Public Accountant in the Commonwealth of Massachusetts.
Francesca Barone, M.D., Ph.D.
, has been Candel’s Chief Scientific Officer since February 2022 and previously served as our Vice President, Head of Research from November 2020 to February 2022. She joined Candel in November 2020 as head of experimental medicine and discovery, overseeing the implementation of biological measures of outcome and biomarker studies in the clinical pipeline, and directing the design of Candel’s novel discovery platform. Before joining Candel, Dr. Barone served as VP and Head of Experimental Medicine at Kintai Therapeutics, Inc, a Flagship Pioneering, Inc. company, from May 2019 through its merger into Senda Biosciences, Inc., in November 2021. Prior to moving to industry, Dr. Barone served as Reader (Associate Professor) in Experimental Rheumatology at the University of Birmingham (UK) from February 2010 until December 2019. During her tenure she also served as Academic Director of Business Engagement for the College of Medical and Dental Sciences and Director of the laboratories for Immuno-phenotyping in the Institute of Translational Medicine. She has published extensively in peer-reviewed journals, was the recipient of two fellowships to support her research program and led efforts to establish collaborative alliances between the University of Birmingham and world leader pharmacology industries. She received her medical degree cum laude from the University of Rome, Sapienza and was trained in the same university as a Rheumatologist. She received her Ph.D. at Kings College, London.
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
Seshu Tyagarajan, Ph.D., RAC
, has been Chief Technical and Development Officer at Candel Therapeutics since April 2022. She brings over two decades of technical, manufacturing and development experience in biologics and cell and gene therapies (CGT). Before joining Candel, Dr. Tyagarajan served as Executive Director and Global Head, Late Stage CMC Strategy for CGT at Novartis AG, or Novartis (NYSE: NVS), from August 2020 to February 2022. She also served as the Business Leader of Microsoft-NVS AI
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
She successfully led several BLAs/MAAs and INDs and was a key contributor to the groundbreaking BLA submission for Kymriah
®
, the first
ever CAR-T therapy
approved by the FDA. Prior to Novartis, Dr. Tyagarajan held roles of increasing responsibility at Merck & Co Inc. (NYSE: MRK), Roche Holding AG (OTCM: RRHBY), Biogen Idec (now Biogen Inc. (Nasdaq: BIIB)), and ImClone, a subsidiary of Eli Lilly and Co. (NYSE: LLY). Dr. Tyagarajan holds a Ph.D. in Chemical and Biochemical Engineering from Rutgers University and an M.S. in Bioengineering from Purdue University.

Non-Employee
Directors
Paul B. Manning
has served as a member of Candel’s board of directors since November 2018. Mr. Manning currently serves as the Chief Executive Officer of PBM Capital Group, LLC, or PBM Capital, a private equity investment firm in the business of investing in healthcare and life-science related companies, which he founded in 2010. Mr. Manning is a member of the board of directors of Liquidia Corporation (Nasdaq: LQDA) and Taysha Gene Therapies, Inc. (Nasdaq: TSHA), and he currently serves as Chairman of the board of directors of Verrica Pharmaceuticals Inc. (Nasdaq: VRCA). He previously served on the board of directors of Dova Pharmaceuticals, Inc., a biopharmaceutical company, from September 2016 to November 2019, and AveXis, Inc., a gene therapy company, from April 2014 to May 2018. Mr. Manning received a B.S. in microbiology from the University of Massachusetts. We believe Mr. Manning’s 30 years of managerial and operational experience in the healthcare industry and as an investor in healthcare related companies provides him with the appropriate set of skills to serve as a member of our board of directors.
Estuardo Aguilar-Cordova, M.D., inf., Ph.D.
, is Candel’s Founder, previously served as Candel’s Chief Scientific Officer from September 2020 to February 2022 and as Candel’s Chief Executive Officer from 2002 until September 2020, and has served as a member of Candel’s board of directors since 2003. He has more than 30 years of experience in the fields of biotherapeutics, cancer research and drug development, including serving as principal or co-investigator
in more than 25 clinical trials ranging from Phase I to Phase III. Prior to starting Candel, Dr. Aguilar-Cordova held academic positions for nearly two decades. Most recently, he was deputy director of the Harvard Gene Therapy Initiative at Harvard Medical School in Boston and was a faculty member in Pediatrics, Hematology-Oncology at Baylor College of Medicine in Houston. He has served on numerous national oversight committees, including roles as chairman and member of the NIH Recombinant Advisory Committee (RAC), as a consultant to the FDA Biological Response Modifiers Advisory Committee (BRMAC), and as a member of the Vaccine and Related Products Advisory Committee (VRPAC). Dr. Aguilar-Cordova has also held other appointments including president of the Latin American Gene Therapy Society. Dr. Aguilar-Cordova has published more than 80 peer-reviewed scientific publications and book chapters, is on the editorial board of various professional journals and is an inventor on several patent applications. Dr. Aguilar-Cordova has an undergraduate degree in Biology and Chemistry from California State University, Bakersfield, an M.D. Inf. from the University del Valle de Guatemala and a Ph.D. from the University of California, Davis. We believe Dr. Aguilar-Cordova’s experience and expertise in the fields of hematology and oncology, and his knowledge of Candel as a Founder and former executive officer provide him with the appropriate set of skills to serve as a member of our board of directors.
Edward J. Benz, Jr., M.D.
, has served as a member of Candel’s board of directors since September 2017. Dr. Benz is the President and CEO Emeritus of the Dana-Farber Cancer Institute and a member of the Dana-Farber Cancer Institute Board of Directors. Dr. Benz is an expert in blood disorders and is board certified in both hematology and internal medicine. He is an active clinical hematologist and a National Institutes of Health, or NIH, funded researcher with a focus on the molecular basis and genetics around inherited blood disorders. From October 2000 until his retirement in October 2016, Dr. Benz served as President and CEO of Dana-Faber Cancer Institute and the Richard and Susan Smith Professor of Medicine and Professor of Genetics at Harvard Medical School. Prior to his role at Dana-Farber, Dr. Benz served as chairman for the Department of Medicine and Sir William Osler Professor of Medicine at Johns Hopkins University School of Medicine, as well as physician in chief at Johns Hopkins Hospital. Dr. Benz has also served as President of the American Society of Hematology, the Association of American Cancer Institutes, the American Society for Clinical Investigation, the American Clinical and Climatological Society, and the Friends of the National Institute of Nursing Research. Over the course of his career, Dr. Benz has authored more than 300 articles, books, reviews and abstracts and has received numerous awards. Dr. Benz serves on the board of directors of Deciphera Pharmaceuticals, Inc. (Nasdaq: DCPH), and CoRegen, Inc., and he serves on our Research Advisory Board. Dr. Benz previously served on the board of directors of F Star Therapeutics, Inc. (formerly Nasdaq: FSTX) and Renovacor (formerly NYSE: RCOR). We believe Dr. Benz’s experience in the field of hematology and blood disorders provides him with the appropriate set of skills to serve as a member of our board of directors.
Renee Gaeta
 has served as a member of Candel’s board of directors since August 2022. Ms. Gaeta also serves as the Chief Financial Officer of Shockwave Medical (NASDAQ: SWAV), a position she has held since February 2024. Prior to that, from July 2021 to February 2024, Ms. Gaeta served as Chief Financial Officer of Eko Devices, Inc., a private company focused on cardiopulmonary digital health solutions, a position she has held since July 2021. Prior to that, from July 2017 to July 2021, Ms. Gaeta was Chief Financial Officer at Establishment Labs Holdings, Inc., a publicly traded global medical device company focused on aesthetic technologies. From August 2014 to June 2017, Ms. Gaeta was Vice President and Corporate Controller at Sientra, Inc., a publicly traded global medical aesthetics company, where she was a member of the executive team and headed the finance department. From 2004 to 2014, Ms. Gaeta worked at KPMG, LLP, or KPMG. Ms. Gaeta held various positions at KPMG, most recently as an Advisory Director in the Transactions and Restructuring Group. Ms. Gaeta also served as a director of SeaSpine Holdings Corp (Nasdaq: SPNE) from February 2019 until January 2023, when it was acquired by Orthofix Medical Inc. (Nasdaq: OFIX). Ms. Gaeta received her B.S., cum laude, in Accounting from Loyola Marymount University and is a Certified Public Accountant in the State of California. We believe Ms. Gaeta’s extensive experience and expertise in financial operations, particularly in the medical device industry, provide her with the appropriate set of skills to serve as a member of our board of directors.
Nicoletta Loggia, Ph.D., R.Ph.
, has served as a member of Candel’s board of directors since June 2023. Dr. Loggia also serves as chief technical officer of Orchard Therapeutics plc (Nasdaq: ORTX), a position she has held since September 2021. Prior to that, from 2004 to August 2021, Dr. Loggia served in various positions at Novartis AG (NYSE: NVS), most recently as Global Head of Cell and Gene Therapies from April 2020 to August 2021, as Global Head of Technical Development Biologics and Cell Gene Therapies from January 2019 to April 2020, and as Global Head of Technical Development of Novel Biologic Entities and Early Phase Project Management from 2015 until December 2018. Earlier in her career, Dr. Loggia served as a Formulation Senior and Principal Scientist at Pfizer (NYSE: PFE). Dr. Loggia is also an advisory board member of Sarcura GmbH, a position she has held since May 2022. Dr. Loggia received her master’s degree in Chemistry and Pharmaceutical Technologies, and her Ph.D. in Pharmaceutical Technologies, from the University of Pavia. Dr. Loggia also received her accreditation from the Startup Board Member Academy of the École polytechnique fédérale de Lausanne. We believe Dr. Loggia’s experience and expertise in biopharmaceutical manufacturing and technical operations provides her with the appropriate set of skills to serve as a member of our board of directors.
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
Gary J. Nabel, M.D., Ph.D.
, has served as a member of Candel’s board of directors since August 2022. Dr. Nabel, a renowned virologist and immunologist, has served as Chief Innovation Officer of OPKO Health, Inc., or OPKO Health (Nasdaq: OPK), and as a member of its board of directors since May 2022. Dr. Nabel also serves as President and Chief Executive Officer of ModeX Therapeutics, Inc., or ModeX, a wholly-owned subsidiary of OPKO Health, since November 2020 when he co-founded ModeX
prior to its merger with OPKO Health. Dr. Nabel previously served as Chief Scientific Officer and Senior Vice President of Sanofi, S.A. from 2012 to November 2020, where he directed the breakthrough laboratory that developed tri-specific products
now in early clinical development. He was the founding director of the National Institute of Health’s Vaccine Research Center, working on vaccines and broadly neutralizing antibodies against HIV, influenza, SARS, Ebola, Chikungunya and Epstein-Barr virus. He was previously an investigator at the Howard Hughes Medical Institute at the University of Michigan from 1987 to 1999. In recognition of his expertise at the forefront of virology, immunology, gene therapy and molecular biology, Dr. Nabel was elected to the National Academy of Medicine, is a fellow of the American Association of Physicians and the American Academy of Arts Sciences, and was awarded the Geoffrey Beene Builders of Science Award from Research!America. He has served on the board of Siga Technologies, Inc. (Nasdaq: SIGA) since 2021. Dr. Nabel graduated magna cum laude from Harvard College in 1975 and completed his Ph.D. in 1980 and his M.D. two years later, each from Harvard, followed by a post-doctoral fellowship at the Whitehead Institute. We believe Dr. Nabel’s broad experience in leadership roles and expertise in the pharmaceutical and biotechnology industries provide him with the appropriate set of skills to serve as a member of our board of directors.

Diem Nguyen, Ph.D., M.B.A.
, has served as a member of Candel’s board of directors since July 2021. Dr. Nguyen also serves as the Chief Executive Officer of SIGA Technologies, Inc. (Nasdaq: SIGA), a position she has held since January 2024. Prior to that, from October 2020 to January 2024, Dr. Nguyen served as the Chief Executive Officer and member of the board of directors of Xalud Therapeutics, Inc., a private biotechnology company, which is majority-owned by PBM Capital. Previously, Dr. Nguyen was the Executive Vice President of PPD, Inc. a leading global clinical research organization providing drug development services, a position she held from April 2018 to April 2020. Since 2008, Dr. Nguyen has held various leadership roles at Pfizer Inc. (NYSE: PFE), last serving as Global President, Americas of Pfizer Essential Health from January 2017 to March 2018. Dr. Nguyen is a director at Verrica Pharmaceuticals Inc. (Nasdaq: VRCA), Vitara Biomedical, Inc. and Children’s Hospital of Philadelphia. She received a B.A. in Chemistry with Specialization in Biochemistry and a Ph.D. in Biochemistry and Molecular Genetics from the University of Virginia, and an M.B.A. in General Management from the University of Virginia’s Darden Graduate School of Business Administration. We believe that Dr. Nguyen’s managerial, commercial and medical experience in the pharmaceutical industry provides her with the appropriate set of skills to serve as a member of our board of directors.
Joseph C. Papa
 has served as a member of Candel’s board of directors since August 2022. Mr. Papa also serves as the Chief Executive Officer of Emergent BioSolutions (NYSE: EBS), a position he has held since February 2024. Mr. Papa previously served as the interim Chief Executive Officer of Bausch + Lomb Corporation (NYSE: BLCO) from July 2022 to March 2023, and he previously served as chairman of the board of directors and Chief Executive Officer of Bausch + Lomb Corporation from May 2022 to July 2022. Mr. Papa also served as chairman of the board of directors and Chief Executive Officer of Bausch Health Companies Inc. (NYSE: BHC) from May 2016 to May 2022. Mr. Papa has more than 35 years of experience in the pharmaceutical, healthcare and specialty pharmaceutical industries, including 20 years of branded prescription drug experience. He served as the Chief Executive Officer of Perrigo Company plc, or Perrigo, from 2006 to April 2016, where he also served as chairman of the board of directors from 2007 to April 2016. Prior to joining Perrigo, Mr. Papa served from 2004 to 2006 as chairman and Chief Executive Officer of the Pharmaceutical and Technologies Services segment of Cardinal Health, Inc. From 2001 to 2004, he served as President and Chief Operating Officer of Watson Pharmaceuticals, Inc., or Watson. Prior to joining Watson, Mr. Papa held management positions at DuPont Pharmaceuticals, Pharmacia/Searle and Novartis AG. Mr. Papa joined the board of directors of Prometheus Biosciences, Inc. (Nasdaq: RXDX), a publicly traded biopharmaceutical company, in August 2020, and previously served as a director of Smith & Nephew plc (NYSE: SNN), a publicly traded medical device company, from 2008 to April 2018. Mr. Papa holds a B.S. in pharmacy from the University of Connecticut and an M.B.A. from Northwestern University’s Kellogg Graduate School of Management. We believe Mr. Papa’s substantial leadership experience in the pharmaceutical industry provides him with the appropriate set of skills to serve as a member of our board of directors.
Family Relationships
There are no family relationships among any of our directors or executive officers.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our equity securities to file reports of holdings and transactions in securities of the Company with the SEC.
Based solely on a review of Forms 3, 4 and 5 and any amendments thereto filed electronically with the Securities and Exchange Commission with respect to the most recent fiscal year and written representations from the reporting persons, we believe all Section 16(a) filing requirements were satisfied in 2023.
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

The full text of our Code of Business Conduct and Ethics is posted on our website at
ir.candeltx.com
. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics on our website. The inclusion of our website address in this Form
10-K/A
does not include or incorporate by reference the information on our website into this Form
10-K/A
or into the Original Form
10-K,
and you should not consider that information a part of this Form
10-K/A
or the Original Form
10-K.
Compensation Recovery Policy
In light of the SEC’s adoption of final clawback rules in October 2022 and the Nasdaq’s adoption of final listing standards consistent with the SEC rules, we adopted a Compensation Recovery Policy effective as of October 2, 2023. If we are required to prepare an accounting restatement due to material non-compliance
with any financial reporting requirements, the Compensation Recovery Policy requires (subject to certain limited exceptions described in the policy and permitted by the final clawback rules) that we recover erroneously awarded compensation received by any current or former executive officer in the three fiscal years prior to the date we were required to restate our financial statements that is in excess of the amount that would have been received based on the restated financial statements.
Audit Committee
The members of our audit committee are Christopher Martell, Renee Gaeta and Diem Nguyen, Ph.D., M.B.A. Mr. Martell is the chair of the audit committee. Our board of directors has determined that all members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq listing rules and that Ms. Gaeta is an “audit committee financial expert” (within the meaning of applicable SEC regulations). Each of the members of the audit committee is independent pursuant to applicable Nasdaq listing standards.
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
Item 11. Executive Compensation.
Executive Compensation Overview
As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section provides an overview of the compensation awarded to and earned by each individual who served as our principal executive officer at any time during the year ended December 31, 2023 and to our next two most highly compensated executive officers in respect of their service to our company for our year ended December 31, 2023. We refer to these individuals as our named executive officers. Our named executive officers are:

•	Paul Peter Tak, M.D., Ph.D., FMedSci, our President and Chief Executive Officer;

•	Francesca Barone, M.D., Ph.D., our Chief Scientific Officer; and

•	Jason A. Amello, our former Chief Financial Officer, Treasurer and Secretary.*

*	Mr. Amello resigned as Chief Financial Officer, Treasurer and Secretary and his employment with the Company terminated effective as of January 12, 2024.

Our executive compensation program is based on a
pay-for-performance
philosophy. Compensation for our executive officers is composed primarily of the following main components: base salary, bonus and equity incentives in the form of stock options. Our executive officers, like all full-time employees, are eligible to participate in our health and welfare benefit plans. We evaluate our compensation values and philosophy and compensation plans and arrangements as circumstances require. At a minimum, we review executive compensation annually with input from a compensation consultant. As part of this review process, the board of directors and the compensation committee apply our values and philosophy, while considering the compensation levels needed to ensure our executive compensation program remains competitive. We will also review whether we are meeting our retention objectives and the potential cost of replacing a key employee.
Summary Compensation Table
The following table sets forth information regarding compensation awarded to and earned by our named executive officers for services rendered to us in all capacities during our years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Plan Compensation ($)(2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Paul Peter Tak, M.D., Ph.D, FMedSci, Chief Executive Officer	2023	670,000	—	176,506	189,558	134,000	—	314,695	1,484,759
	2022	670,000	—	334,999	351,043	259,625	—	229,304	1,844,971
Francesca Barone, M.D., Ph.D. Chief Scientific Officer	2023	413,005	—	110,534	89,577	80,560	—	13,200	706,876
	2022	362,192	—	155,400	233,988	144,522	—	12,200	908,302
Jason A. Amello, Former Chief Financial Officer (4)	2023	466,045	—	123,203	89,577	—	—	13,200	692,025

(1)
The amounts reported in the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value of share-based compensation awarded during the indicated year computed in accordance with the provisions of Financial Accounting Standards Board ASC Topic 718. See Note 11 to our consolidated financial statements in the Original Form
10-K
regarding assumptions underlying the valuation of equity awards. The amounts reported in the “Option Awards” column in 2023 include the grant date fair value of performance-based option awards granted to Dr. Tak, assuming probable achievement, which is also maximum achievement.

(2)	The amounts reported reflect annual bonuses earned based upon the achievement of company and individual performance metrics. Amounts reflected are paid in the year subsequent to the performance year.

(3)	Other compensation for 2023 consists of the following: (1) 401K employer match and (2) for Dr. Tak only, $301,495 of housing and travel benefits.

(4)	Mr. Amello resigned as Chief Financial Officer and his employment with the Company terminated effective as of January 12, 2024.
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

For the fiscal year ended December 31, 2023, the annual base salaries for Dr. Tak, Dr. Barone and Mr. Amello were $670,000, $413,005, and $466,045, respectively.
Annual Bonus
For the fiscal year ended December 31, 2023, each of the named executive officers was eligible to earn an annual cash bonus based on the achievement of certain corporate and individual performance milestones. The target annual bonuses for each of Dr. Tak, Dr. Barone and Mr. Amello for the fiscal year ended December 31, 2023 were 50%, 40% and 40% of annual base salary, respectively. Mr. Amello did not earn a bonus for fiscal year 2023 as he was not employed at the time bonuses for 2023 were paid.
Equity Compensation
Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executive officers with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executive officers and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentives our executive officers to remain in our employment during the vesting period. Accordingly, our board of directors periodically reviews the equity incentive compensation of our executives, including our named executive officers, and from time to time may grant equity incentive awards to them in the form of stock options or stock awards.
We typically grant stock option awards at the start of employment to each executive officer and our other employees. We also grant awards of stock options and restricted stock units on an annual basis for retention purposes. We award our stock options and restricted stock units on the date our board of directors or compensation committee approves the grant. We set the option exercise price equal to the fair market value of our common stock on the date of grant.
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
Paul Peter Tak, M.D., Ph.D., FMedSci
Effective September 12, 2020, we entered into an employment agreement with Dr. Tak (the Tak Employment Agreement), for the position of President and Chief Executive Officer. The Tak Employment Agreement provides for an annual base salary and an annual bonus opportunity. Pursuant to the Tak Employment Agreement, Dr. Tak’s annual base salary increased to $670,000 per year effective on the first anniversary of the commencement of his employment because the Company completed an underwritten public offering prior to such date. The Tak Employment Agreement provided for a signing bonus in the gross amount of $170,000, payable in four equal quarterly installments of $42,500 each, commencing on the first payroll date following the commencement of his employment and on each
3-month
anniversary of employment following his start date, provided that he remains employed through each date of payment. Pursuant to the Tak Employment Agreement, Dr. Tak is eligible to receive a lump sum payment of $80,000 to assist with relocation to the Greater Boston Area if he relocates in 2022 or thereafter, subject to repayment if Dr. Tak terminates his employment other than for “good reason” or we terminate his employment for “cause” (as such terms are defined in the Tak Employment Agreement) within 12 months of receipt of the relocation assistance payment. Pursuant to the Tak Employment Agreement, we will reimburse Dr. Tak for reasonable costs related to travel to Massachusetts and temporary housing in Massachusetts, not to exceed $20,000, which amount will be grossed up in respect of any related taxes, reasonable legal fees related to obtaining a visa, reasonable fees for independent tax and accounting advice not to exceed $10,000 per year, and reasonable legal fees related to negotiation of his employment agreement, not to exceed $10,000. Dr. Tak is eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.
Pursuant to the Tak Employment Agreement, in the event that Dr. Tak’s employment is terminated by us without cause or by Dr. Tak for good reason outside of the 3 month period preceding and 12 month period following the first event constituting a change in control (such period, the “change in control period”), subject to the execution and effectiveness of a severance and release of claims agreement within 60 days of such termination, he will be entitled to receive (i) an amount equal to 12 months of base salary plus Dr. Tak’s target bonus for the then-current year, less any payments Dr. Tak receives pursuant to his restrictive covenants agreement with the Company, payable in installments over 12 months commencing within 60 days of termination, and (ii) subject to the Dr. Tak’s timely election to continue COBRA health coverage and copayment of premium amounts at the applicable active employees’ rate, we will continue to pay the share of the premiums that we would have paid to provide health insurance to Dr. Tak until the earlier of (A) 12 months following termination or (B) Dr. Tak’s eligibility for group medical plan benefits under any other employer’s group medical plan. In the event that such termination occurs during the change in control period, Dr. Tak will, subject to the execution and effectiveness of a general severance and release of claims agreement within 60 days of such termination, be entitled to receive (x) a lump sum payment equal to 1.5 times the sum of Dr. Tak’s then-current base salary (or base salary in effect immediately prior to the change in control, if higher), plus his target bonus for the then-current year (or his target bonus in effect immediately prior to the change in control, if higher), less any payments Dr. Tak receives pursuant to his restrictive covenants agreement with the Company, and (y) the benefits set forth in clause (ii) of the preceding sentence but for a period of 18 months. In addition, pursuant to the Tak Employment Agreement, all equity awards held by Dr. Tak that are subject to time-based vesting will fully accelerate as of the earlier of the consummation of a “change in control” of the Company (as defined in the Tak Employment Agreement) or the termination of Dr. Tak’s employment by the Company without cause or by Dr. Tak for good reason. Furthermore, in the event of a change of control or Dr. Tak’s termination without cause or for good reason, Dr. Tak will have no less than 12 months to exercise vested, unexpired stock options.

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
Pursuant to the Barone Employment Agreement, in the event that Dr. Barone’s employment is terminated by us without cause or by Dr. Barone for good reason, subject to the execution and effectiveness of a severance and release of claims agreement within 60 days of such termination, she will be entitled to receive (i) an amount equal to nine months of base salary plus Dr. Barone’s target bonus for the then-current year, less any payments Dr. Barone receives pursuant to her restrictive covenants agreement with the Company, payable in installments over 9 months commencing within 60 days of termination, and (ii) subject to Dr. Barone’s timely election to continue COBRA health coverage and copayment of premium amounts at the applicable active employees’ rate, we will continue to pay the share of the premiums that we would have paid to provide health insurance to Dr. Barone until the earlier of (A) nine months following termination, (B) Dr. Barone’s eligibility for group medical plan benefits under any other employer’s group medical plan or (C) the cessation of Dr. Barone’s health continuation rights under COBRA; provided, however, that if the Company determines that it cannot pay such amounts to the group health plan provider or the COBRA provider (if applicable) without potentially violating applicable law, then the Company shall convert such payments to payroll payments directly to Dr. Barone for the time period specified above. Pursuant to the Barone Employment Agreement, all equity awards held by Dr. Barone that are subject to time-based vesting will fully accelerate if Dr. Barone’s employment is terminated by the Company without “cause” or by Dr. Barone for “good reason” within one month prior to or 12 months following the consummation of a “change in control” (as such terms are defined in the Barone Employment Agreement).
Jason A. Amello
Effective September 21, 2022, we entered into an employment agreement with Mr. Amello (the Amello Employment Agreement), for the position of Chief Financial Officer. The Amello Employment Agreement provided for an annual base salary and an annual target bonus opportunity. Pursuant to the Amello Employment Agreement, Mr. Amello was eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.
Pursuant to the Amello Employment Agreement, in the event that Mr. Amello’s employment was terminated by us without cause or by Mr. Amello for good reason, subject to the execution and effectiveness of a severance and release of claims agreement within 60 days of such termination, he would have been entitled to receive (i) an amount equal to nine months of base salary plus Mr. Amello’s target bonus for the then-current year, less any payments Mr. Amello received pursuant to his restrictive covenants agreement with the Company, payable in installments over 9 months commencing within 60 days of termination, and (ii) subject to Mr. Amello’s timely election to continue COBRA health coverage and copayment of premium amounts at the applicable active employees’ rate, we would continue to pay the share of the premiums that we would have paid to provide health insurance to Mr. Amello until the earlier of (A) nine months following termination, (B) Mr. Amello’s eligibility for group medical plan benefits under any other employer’s group medical plan or (C) the cessation of Mr. Amello’s health continuation rights under COBRA; provided, however, that if the Company determined that it could not pay such amounts to the group health plan provider or the COBRA provider (if applicable) without potentially violating applicable law, then the Company should convert such payments to payroll payments directly to Mr. Amello for the time period specified above. Pursuant to the Amello Employment Agreement, all equity awards held by Mr. Amello that are subject to time-based vesting would fully accelerate if Mr. Amello’s employment was terminated by the Company without “cause” or by Mr. Amello for “good reason” within one month prior to or 12 months following the consummation of a “change in control” (as such terms are defined in the Amello Employment Agreement).
Effective January 12, 2024, Mr. Amello voluntarily resigned as Chief Financial Officer and his employment with Candel terminated.

Mr. Amello did not receive any termination benefits as a result of his voluntary resignation. Effective January 12, 2024, we entered into a consulting agreement with Mr. Amello (the Amello Consulting Agreement), pursuant to which Mr. Amello agreed to provide consulting services to us as an advisor to our Chief Executive Officer and Interim Chief Financial Officer for up to 12 months. Pursuant to the Amello Consulting Agreement, Mr. Amello’s outstanding stock options continued to vest until March 31, 2024, and such stock options vested as of such date shall remain exercisable for up to 12 months following January 12, 2024, subject to the terms of the Amello Consulting Agreement.

Outstanding Equity Awards
The following table sets forth information concerning outstanding equity awards held by our named executive officers as of December 31, 2023.

		Option Awards (1)							Stock Awards(1)
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Unexercisable) (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Paul Peter Tak	10/10/2020	1,554,759	222,109	(3)	—		1.55	10/10/2030	—		—
	2/28/2022	48,125	61,875	(4)	—		4.12	2/28/2032	—		—
	11/28/2022	—	—		—		—	—	97,953	(5)	143,991
	4/28/2023	10,000	50,000	(6)	—		1.29	4/28/2033	—		—
	4/28/2023	—	—		60,000	(7)	1.29	4/28/2033	—		—
	4/28/2023	—	—		60,000	(8)	1.29	4/28/2033	—		—
	11/26/2023	—	—		—		—	—	180,108	(9)	264,759
Francesca Barone	12/30/2020	36,616	12,206	(10)	—		1.55	12/30/2030	—		—
	2/3/2022	18,333	21,667	(11)	—		4.06	2/2/2032	—		—
	2/28/2022	16,041	20,626	(4)	—		4.12	2/28/2032	—		—
	11/28/2022	—	—		—		—	—	45,438	(5)	66,794
	4/28/2023	15,000	75,000	(6)	—		1.29	4/28/2033	—		—
	11/26/2023	—	—		—		—	—	112,790	(9)	165,801
Jason A. Amello (12)	9/21/2022	71,875	158,125	(13)	—		3.21	9/21/2032	—		—
	11/28/2022	—	—		—		—	—	45,438	(5)	66,794
	4/28/2023	15,000	75,000	(14)	—		1.29	4/28/2033	—		—
	11/26/2023	—	—		—		—	—	125,717	(9)	184,804

(1)	Except as otherwise noted, each of the outstanding option and restricted stock unit, or RSU, awards in the table above was granted pursuant to our 2021 Stock Option and Grant Plan.

(2)	Market value reflects the value of the applicable equity award, based upon the closing price for the Company’s common stock on December 29, 2023 of $1.47.

(3)
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

(5)
Represents RSUs. Each RSU represents a contingent right to receive one share of the Issuer’s common stock upon vesting and settlement. 50% of the RSUs vested on November 28, 2023, and the remaining 50% shall vest on November 28, 2024, in each case subject to the named executive officer’s continued service on such vesting date.

(6)
Represents a stock option granted on April 28, 2023. The shares underlying this option vest and become exercisable in forty-eight (48) equal monthly installments following April 28, 2023, subject to the named executive officer’s continued service on each such vesting date.

(7)
Represents a stock option granted on April 28, 2023. The shares underlying this option vest and become if the average closing market price of the Company’s common stock exceeds $3.00 per share for at least 20 consecutive trading days prior to the expiration of the option.

(8)
Represents a stock option granted on April 28, 2023. The shares underlying this option vest and become if the average closing market price of the Company’s common stock exceeds $4.50 per share for at least 20 consecutive trading days prior to the expiration of the option.

(9)
Represents RSUs. Each RSU represents a contingent right to receive one share of the Issuer’s common stock upon vesting and settlement. 50% of the RSUs vested on June 30, 2024, and the remaining 50% shall vest on December 31, 2024, in each case subject to the named executive officer’s continued service on such vesting date.

(10)
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

(12)	Mr. Amello resigned as Chief Financial Officer and his employment with the Company terminated effective as of January 12, 2024.

(13)
Represents a stock option granted on September 21, 2022. 25% of the shares underlying this option vested and became exercisable on September 21, 2023. The remaining shares underlying this option vested in thirty-six
(36) equal monthly installments following September 21, 2023 until March 31, 2024.

(14)
Represents a stock option granted on April 28, 2023. The shares underlying this option vested and became exercisable in forty-eight (48) equal monthly installments following April 28, 2023 until March 31, 2024.

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
Non-Employee
Director Compensation
The following table presents the total compensation for each person who served as a non-employee
member of our board of directors and received compensation for such service during the year ended December 31, 2023. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards to, or pay any other compensation to any of the non-employee
members of our board of directors in 2023. Dr. Tak, our President and Chief Executive Officer, did not receive any additional compensation for his service as a member of our board of directors. Dr. Tak’s compensation for service as an employee for the year ended December 31, 2023 is presented in “Executive Compensation-Summary Compensation Table.” We reimburse non-employee
members of our board of directors for reasonable travel and
out-of-pocket
expenses incurred in connection with attending board of directors and committee meetings.

Non-Employee
Director Compensation Table - 2023

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)(2)	Total ($)
Paul B. Manning	70,000	—	13,186	83,186
Estuardo Aguilar-Cordova M.D., inf., Ph.D.	35,000	—	13,186	48,186
Edward J. Benz, Jr., M.D.	43,000	—	13,186	56,186
Renee Gaeta	42,500	—	13,186	55,686
Nicoletta Loggia, Ph.D., R.Ph.	19,808	—	32,949	52,757
Christopher Martell	54,000	—	13,186	67,186
Gary J. Nabel, M.D., Ph.D.	39,000	—	13,186	52,186
Diem Nguyen, Ph.D. M.B.A.	47,500	—	13,186	60,686
Joseph Papa	45,000	—	13,186	58,186

(1)
Represents stock options granted in 2023. In accordance with SEC rules, these columns reflect the aggregate grant date fair value of the option awards granted during 2023 computed in accordance with Financial Accounting Standard Board ASC Topic 718 for stock-based compensation transactions.

(2)	The following table provides information regarding the number of shares of common stock underlying stock options held by our non-employee directors that were outstanding as of December 31, 2023:

Name	Number of Unexercised Stock Options Outstanding as of December 31, 2023 (#)
Paul B. Manning	14,240
Estuardo Aguilar-Cordova M.D., inf., Ph.D.	14,240
Edward J. Benz, Jr., M.D.	83,404
Renee Gaeta	12,657
Nicoletta Loggia, Ph.D., R.Ph.	4,746
Christopher Martell	46,788
Gary J. Nabel, M.D., Ph.D.	12,657
Diem Nguyen, Ph.D. M.B.A.	37,182
Joseph Papa	12,657
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

Annual Retainer
Board of Directors:
All non-employee members	$35,000
Additional compensation for service as non-executive chair of the board of directors	$30,000
Audit Committee:
Chair	$15,000
Members	$7,500
Compensation Committee:
Chair	$10,000
Members	$5,000
Nominating and Corporate Governance Committee:
Chair	$8,000
Members	$4,000
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities authorized for issuance under equity compensation plans
The following table provides information relating to our equity compensation plans as of December 31, 2023. As of December 31, 2023, we had two equity compensation plans, our 2021 Stock Option and Incentive Plan and our Employee Stock Purchase Plan, which were approved by our Board of Directors and our stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)	Weighted-average exercise price of outstanding options, warrants, and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by stockholders	5,666,621	2.47	1,122,376
Equity compensation plans not approved by stockholders	—	—	—
Total	5,666,621	2.47	1,122,376
Security Ownership of Certain Beneficial Owners
The following table sets forth certain information known to us regarding beneficial ownership of our capital stock outstanding as of April 1, 2024 for:

•	each person, or group of affiliated persons, who is known by us to be the beneficial owner of five percent or more of our outstanding common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.
We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities as well as any shares of common stock that the person has the right to acquire within 60 days of April 1, 2024 through the exercise of stock options or other rights. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Each individual or entity shown on the table has furnished information with respect to beneficial ownership. Except as otherwise indicated below, the address of each officer, director and five percent stockholder listed below is c/o Candel Therapeutics, Inc., 117 Kendrick St, Suite 450, Needham, Massachusetts 02494.
The percentage of beneficial ownership in the table below is based on 29,347,468 shares of common stock deemed to be outstanding as of April 1, 2024.

	Common Stock Beneficially Owned
Name (1)	Shares	Percentage
5% or Greater Stockholders:
Laura K. Aguilar (2)	6,200,755	21.1%
Northpond Ventures, LP (3)	1,685,326	5.7%
Executive Officers and Directors:
Paul Peter Tak, M.D., Ph.D. FMedSci (4)	1,849,481	5.9%
Paul B. Manning (5)	4,087,556	13.4%
Estuardo Aguilar-Cordova, M.D., inf., Ph.D. (6)	6,200,755	21.1%
Edward J. Benz, Jr., M.D. (7)	83,404	*
Renee Gaeta (8)	16,613	*
Nicoletta Loggia, Ph.D., R.Ph. (9)	8,702	*
Christopher Martell (10)	765,816	2.6%
Gary Nabel, MD., Ph.D. (11)	16,613	*
Diem Nguyen, Ph.D. M.B.A. (12)	51,137	*
Joseph Papa (13)	54,645	*
Jason A. Amello (14)	137,729	*
Francesca Barone, M.D., Ph.D. (15)	134,832	*
W. Garrett Nichols, M.D., M.S. (16)	70,918	*
Charles Schoch (17)	28,322	*
Seshu Tyagarajan, Ph.D., RAC (18)	119,747	*
All Current Executive Officers and Directors as a group (14 persons) (19)	13,488,541	40.7%

*	Less than one percent.

(1)	Unless otherwise indicated, the address for each beneficial owner is c/o Candel Therapeutics, Inc., 117 Kendrick St, Suite 450, Needham, MA 02494.

(2)
Consists of (i) 1,033,840 shares of common stock, of which 1,001,441 shares of common stock are held solely by Dr. Aguilar, and 32,399 shares of common stock are held jointly with her spouse, Estuardo Aguilar-Cordova, M.D., inf., Ph.D., (ii) 2,013,100 shares held for the benefit of Dr. Aguilar by the Laura K. Aguilar 2020 Irrevocable Trust, and (iii) 3,153,815 shares deemed to be beneficially owned by her spouse, of which 1,064,633 shares of common stock are held solely by her spouse, 2,074,942 shares of common stock are held for the benefit of her spouse by the Estuardo Aguilar-Cordova 2020 Irrevocable Trust, and 14,240 shares of common stock are issuable upon the exercise of options exercisable within 60 days after April 1, 2024. Dr. Aguilar shares voting and investment power over the securities held by her spouse.

(3)
Information herein is based solely on the Schedule 13G filed with the SEC on February 14, 2022 by Northpond Ventures, LP (Northpond Fund), Northpond Ventures GP, LLC (Northpond GP LLC), Northpond Ventures II, LP (Northpond Fund II), Northpond Ventures II GP, LLC (Northpond GP II LLC) and Michael P. Rubin (Rubin and, together with Northpond Fund, Northpond GP LLC, Northpond Fund II and Northpond GP II LLC, the Reporting Persons) with respect to the shares of common stock held by Northpond Fund as of December 31, 2021. Northpond GP LLC is the general partner of Northpond Fund. Rubin is the managing member of Northpond GP LLC. As such, Northpond GP LLC and Rubin have shared dispositive and voting power over the shares held by Northpond Fund and may be deemed to have indirect beneficial ownership of the shares held by Northpond Fund.

(4)	Consists of 95,495 shares of common stock and 1,753,986 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 1, 2024.

(5)
Information herein is based in part on the Schedule 13D filed with the SEC on February 14, 2022 by Paul B. Manning, care of PBM Capital Group, LLC. Consists of (i) 1,681,000 shares of common stock held by Paul and Diane Manning, JTWROS; (ii) 642,406 shares of the Issuer’s common stock held by The Paul B. Manning Revocable Trust dated May 10, 2000; (iii) 642,406 shares of common stock issuable upon the exercise of a warrant within 60 days of December 31, 2021 held by The Paul B. Manning Revocable Trust dated May 10, 2000; (iv) 553,752 shares of the Issuer’s common stock held by BKB Growth Investments, LLC; (v) 553,752 shares of common stock issuable upon the exercise of a warrant within 60 days of December 31, 2021 held by BKB Growth Investments, LLC, and (vi) 14,240 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 1, 2024. Mr. Manning is a co-manager
of Tiger Lily Capital, LLC, the manager of BKB, and has shared voting and investment power with respect to the shares held by BKB.

(6)
Consists of (i) 1,097,032 shares of common stock, of which 1,064,633 shares of common stock are held solely by Dr. Aguilar-Cordova, and 32,399 shares of common stock are held jointly with his spouse, Laura K. Aguilar, M.D., Ph.D., (ii) 2,074,942 shares of common stock held for the benefit of Dr. Aguilar-Cordova by the Estuardo Aguilar-Cordova 2020 Irrevocable Trust (iii) 14,240 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 1, 2024, and (iv) 3,014,541 shares deemed to be beneficially owned by his spouse, of which 1,001,441 shares of common stock are held solely by his spouse, 2,013,100 shares of common stock are held for the benefit of his spouse by the Laura K. Aguilar 2020 Irrevocable Trust. Dr. Aguilar-Cordova shares voting and investment power over the securities held by his spouse.

(7)	Consists of 83,404 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 1, 2024.

(8)	Consists of 16,613 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 1, 2024.

(9)	Consists of 8,702 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 1, 2024.

(10)
Consists of (i) 46,788 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 1, 2024, (ii) 283,514 shares of common stock held by GTAM1 2012 ADV LLC, of which Mr. Martell serves as Manager, (iii) 283,514 warrants held by GTAM1 2012 Trust, of which Mr. Martell serves as trustee but is not a beneficiary, and (iv) 152,000 shares of common stock held by GTAM1 2012 LLC. Mr. Martell disclaims beneficial ownership over all of these interests, except for his beneficial ownership in the 46,788 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 1, 2024.

(11)	Consists of 16,613 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 1, 2024.

(12)	Consists of 10,000 shares of common stock and 41,137 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 1, 2024.

(13)	Consists of 38,032 shares of common stock and 16,613 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 1, 2024.

(14)
Consists of 30,854 shares of common stock and 106,875 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 1, 2024. Mr. Amello resigned as Chief Financial Officer and his employment with the Company terminated effective as of January 12, 2024.

(15)	Consists of 28,429 shares of common stock and 106,403 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 1, 2024.

(16)	Consists of 17,065 shares of common stock and 53,853 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 1, 2024.

(17)	Consists of 2,000 shares of common stock and 26,322 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 1, 2024.

(18)	Consists of 32,872 shares of common stock and 86,875 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 1, 2024.

(19)
Consists of (i) 9,723,080 shares of common stock, (ii) options to purchase 2,285,789 shares of common stock exercisable within 60 days of April 1, 2024, and (iii) warrants to purchase 1,479,672 shares of common stock exercisable within 60 days of April 1, 2024 held by fourteen executive officers and directors.

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
The full text of our Audit Committee charter, Compensation Committee charter, and Nominating and Corporate Governance charter are posted on the investor relations portion of our website at
www.candeltx.com
. We do not incorporate the information contained on, or accessible through, our corporate website into this Form
10-K/A
or the Original Form
10-K,
and you should not consider it a part of this Form
10-K/A
or the Original Form
10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The following is a description of transactions or series of transactions since January 1, 2022 to which we were or will be a party, in which:

•	the amount involved in the transaction exceeds, or will exceed, $120,000 (or, if less, 1% of the average of our total assets amount at December 31, 2023 and 2022); and

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
Item 14. Principal Accounting Fees and Services.
Our independent public accounting firm is KPMG LLP, Boston Massachusetts, PCAOB Auditor ID: 185. The Audit Committee has selected KPMG LLP as our independent registered public accounting firm for the years ended December 31, 2023 and 2022. In addition to retaining KPMG LLP to audit our consolidated financial statements for years ended December 31, 2023 and 2022, we may engage the firm from time to time during the year to perform other services.
The following table sets forth the aggregate fees billed by KPMG LLP in connection with services rendered during the last two fiscal years.

	For the Years Ended
	2023	2022
Audit Fees (1)	$643,433	$588,578
All other fees	$0	$0
Total	$643,433	$588,578

(1)
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

In fiscal years 2023 and 2022, no services other than those discussed above were provided by KPMG LLP.
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
particular services on a
case-by-case
basis.
The Audit Committee annually evaluates the qualifications, performance and independence of the Company’s independent registered public accounting firm. It selected KPMG as the Company’s independent registered public accounting firm for 2023. This selection was subsequently approved by the Board. The Audit Committee has reviewed and discussed with management and with KPMG the Company’s audited consolidated financial statements for the year ended December 31, 2023. In addition, the Audit Committee has discussed with KPMG the matters that independent registered public accounting firms must communicate to audit committees under applicable PCAOB standards.
The Audit Committee has also discussed and confirmed with KPMG its independence from the Company and received all written disclosures and correspondence required by the PCAOB Ethics and Independence requirements.
Based on the reviews and discussions referred to above, the Audit Committee recommended to our board of directors that the audited consolidated financial statements for the year ended December 31, 2023 and the related footnotes be included in the Original Form
10-K
for the year ended December 31, 2023.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(1) Financial Statements
The financial statements are included in Item 15 of the Original Form
10-K.
(2) Financial Statement Schedules
The financial statement schedules are included in Item 15 of the
Original
Form
10-K.
(3) Exhibits.
The following is a list of exhibits filed as part of this Form
10-K/A.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Candel Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2021)

3.2	Amended and Restated Bylaws of Candel Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2021)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2022)

4.3	Investors’ Rights Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on June 25, 2021)

4.4	Form of November 2018 Unconditional Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

4.5	Form of November 2018 Conditional Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

4.6	Form of Warrant to Purchase Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on June 25, 2021)

10.1#	2015 Stock Plan, as amended, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.2#	2021 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.3#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.4#	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.5#	Employment Agreement by and between Advantagene, Inc. d/b/a Candel Therapeutics and Paul Peter Tak, M.D., Ph.D. dated September 12, 2020 (incorporated by reference to Exhibit 10.5.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.6#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.7	Exclusive License Agreement by and between Advantagene, Inc. and Ventagen, LLC dated March 1, 2014 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.8	Exclusive License Agreement by and between Advantagene, Inc., d/b/a Candel Therapeutics and Periphagen, Inc. dated December 9, 2019 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.9	Exclusive Patent License Agreement by and between Advantagene, Inc. and Mass General Brigham (formerly known as The Brigham and Women’s Hospital, Inc.) dated September 15, 2020 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.10	Lease of Premises at 117 Kendrick Street, Needham, Massachusetts by and between 117 Kendrick DE, LLC and the Registrant dated as of February 4, 2019 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.11	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated February 24, 2022 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2022)

10.12#	Employment Agreement by and between Candel Therapeutics and Francesca Barone dated February 3, 2022 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2022)

10.13#	Consulting Agreement by and between Candel Therapeutics, Inc. and Susan Stewart dated October 19, 2021 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2022)

10.14#	Employment Agreement by and between Candel Therapeutics and Seshu Tyagarajan dated April 14, 2022 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2022)

10.15#	Employment Agreement by and between Candel Therapeutics and Jason A. Amello dated September 21, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022)

10.16**	Master Production Services Agreement by and between Candel Therapeutics and SAFC Carlsbad, Inc., effective November 3, 2022 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2023)

10.17**	Amendment to Exclusive License Agreement by and between Candel Therapeutics, Inc. and Periphagen, Inc. dated June 7, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023)

10.18	First Amendment to Loan and Security Agreement by and between Candel Therapeutics, Inc. and Silicon Valley Bank, dated June 14, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023)

10.19#	Consulting by and between Candel Therapeutics, Inc. and Jason A. Amello, dated as of January 12, 2024 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2024)

21.1	List of Subsidiary (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2022)

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2024)

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2024)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2024)

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2024)

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2024)

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2024).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement
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

Candel Therapeutics, Inc.

Date: April 25, 2024	By:	/s/ Paul Peter Tak, M.D., Ph.D., FMedSci
Paul Peter Tak, M.D., Ph.D., FMedSci
President and Chief Executive Officer