Form 10-Q
period 2024-03-31
Candel Therapeutics, Inc.
filed 2024-05-14
CIK 1841387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, the registrant had 29,744,731 shares of common stock, $0.01 par value per share, outstanding.

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
•
the initiation of any clinical trials of CAN-2409 (international non-proprietary name: aglatimagene besadenovec) and CAN-3110 and any other product candidates;
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
•
Our business is dependent on the success of CAN-2409, CAN-3110 and any other product candidates that we advance into the clinic. All of our product candidates will require additional development before we may be able to seek regulatory approval for and launch a product commercially.
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

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Candel Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	MARCH 31, 2024 (Unaudited)	DECEMBER 31, 2023
Assets
Current assets:
Cash and cash equivalents	$25,713	$35,413
Prepaid expenses and other current assets	1,423	1,384
Total current assets	27,136	36,797
Fixed assets, net	2,962	3,206
Lease right of use assets	751	816
Restricted cash	266	266
Other assets	102	116
Total assets	$31,217	$41,201
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$472	$422
Accrued expenses	2,772	4,356
Current portion of term loan payable to a bank	9,767	8,893
Current portion of lease liability	526	513
Total current liabilities	13,537	14,184
Term loan payable to a bank	9,174	11,632
Other long-term debt	781	751
Lease liability, net of current portion	837	973
Warrant liability	909	916
Total liabilities	25,238	28,456
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued or outstanding at March 31, 2024 and December 31, 2023, respectively.	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at March 31, 2024 and December 31, 2023; 29,470,076 and 29,213,627 shares issued at March 31, 2024 and December 31, 2023, respectively; 29,347,468 and 29,091,019 shares outstanding at March 31, 2024 and December 31, 2023, respectively.	292	290
Treasury stock (at cost)	(448)	(448)
Additional paid-in capital	151,384	149,931
Accumulated deficit	(145,249)	(137,028)
Total stockholders’ equity	5,979	12,745
Total liabilities and stockholders’ equity	$31,217	$41,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Operating expenses:
Research and development	$4,102	$5,469
General and administrative	3,800	4,164
Total operating expenses	7,902	9,633
Loss from operations	(7,902)	(9,633)
Other income (expense):
Grant income	—	12
Interest income	320	711
Interest expense	(646)	(609)
Change in fair value of warrant liability	7	724
Total other income (expense), net	(319)	838
Net loss and comprehensive loss	$(8,221)	$(8,795)
Net loss per share, basic and diluted	$(0.28)	$(0.30)
Weighted-average common shares outstanding, basic and diluted	29,197,537	28,919,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel ThErapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2023	29,213,627	$290	(122,608)	$(448)	$149,931	$(137,028)	$12,745
Options exercised	146,964	1	—	—	225	$—	226
Stock-based compensation	—	—	—	—	1,030	—	1,030
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	13	—	13
Sale of common stock, net of issuance costs	109,485	1			185	—	186
Net loss	—	—	—	—	—	(8,221)	(8,221)
Balance, March 31, 2024	29,470,076	$292	(122,608)	$(448)	$151,384	$(145,249)	$5,979

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2022	29,042,418	$290	(122,608)	$(448)	$146,961	$(99,089)	$47,714
Stock-based compensation	—	—	—	—	798	—	798
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	(8,795)	(8,795)
Balance, March 31, 2023	29,042,418	$290	(122,608)	$(448)	$147,694	$(107,884)	$39,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(8,221)	$(8,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	251	230
Loss on the sale of fixed assets	—	74
Non-cash stock compensation expense	1,043	733
Non-cash lease expense	65	57
Non-cash interest expense	30	26
Change in fair value of warrant liability	(7)	(724)
Accretion of debt discount	83	75
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(39)	(730)
Other assets	14	—
Accounts payable	50	149
Accrued expenses	(1,584)	(1,790)
Deferred income	—	(12)
Lease liability	(123)	(112)
Net cash used in operating activities	(8,438)	(10,819)
Cash Flows from Investing Activities:
Purchase of fixed assets	(7)	(138)
Proceeds from the sale of fixed assets	—	157
Net cash (used in) provided by investing activities	(7)	19
Cash Flows from Financing Activities:
Proceeds from option exercises	226	—
Proceeds from sale of common stock, net of issuance costs	186	—
Principal payments on term loan	(1,667)	—
Net cash used in financing activities	(1,255)	—
Net decrease in cash	(9,700)	(10,800)
Cash, cash equivalents and restricted cash at beginning of period	35,679	70,324
Cash, cash equivalents and restricted cash at end of period	$25,979	$59,524
Supplemental cash flow information:
Cash paid for interest	$549	$500
Supplemental disclosures of non-cash information:
Capital expenditures in accounts payable and accrued expenses	$—	$66

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

Since inception, the Company has funded its operations primarily with proceeds from the sale of its convertible notes and capital stock and from debt borrowings. The Company has incurred recurring losses since its inception, including a net loss of $8.2 million and $8.8 million for the three months ended March 31, 2024 and 2023, respectively. In addition, as of March 31, 2024, the Company had an accumulated deficit of $145.2 million. The Company expects to continue to generate operating losses and negative cash flows from operations for the foreseeable future.

On August 5, 2022, the Company filed a shelf registration statement on Form S-3 (as amended to date, the Shelf) with the U.S. Securities and Exchange Commission (SEC), which covers the offering, issuance, and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the ATM Program). The Shelf was declared effective by the SEC on August 12, 2022. As of March 31, 2024, the Company has sold and issued 109,485 shares of common stock under the ATM Program, with total net proceeds of $0.2 million. Subsequent to March 31, 2024, no additional sales have been made under the ATM Program.

The Company’s cash and cash equivalents were $25.7 million as of March 31, 2024. In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), 205-40, Presentation of Financial Statements - Going Concern, management is required to assess the Company’s ability to continue as a going concern for the one-year look forward period following the date that the condensed consolidated financial statements are issued. The Company expects to continue to generate operating losses and negative cash flows from operations. Based on these conditions, the Company has determined that substantial doubt exists regarding its ability to continue as a going concern for the one-year period following the date these condensed consolidated financial statements are issued. To sustain its future operations beyond such one-year period, the Company will require additional funding. The Company expects to finance its cash needs through a combination of public or private equity or debt financings, government grants, and other sources, which may include collaborations, strategic alliances and licensing arrangements with third parties. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and the Company could be forced to delay, reduce, or eliminate some or all of its research, clinical trials, product development or future commercialization efforts, which could materially adversely affect its business prospects or its ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards set by the FASB. The FASB sets generally accepted accounting principles (GAAP) that the Company follows to ensure its financial condition, results of operations, and cash flows are consistently reported. References to GAAP issued by the FASB in these notes to the financial statements are to the FASB ASC. The Company has reclassified certain amounts relating to its prior period results to conform to its current period presentation.

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

Emerging Growth Company

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the Jobs Act). Under the Jobs Act emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the Jobs Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the Jobs Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, and the related interim disclosures are unaudited. These condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K on file with the SEC.

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

Restricted Cash

The Company had $0.3 million of restricted cash as of both March 31, 2024 and December 31, 2023, which represents cash held as a security deposit under the terms of the Company’s Needham, Massachusetts facility lease.

Recently Issued Accounting Standards

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative, which modifies the disclosure or presentation requirements related to a variety of FASB Accounting Standard Codification topics. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K is effective, with early adoption prohibited. If by

June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the associated amendment will be removed from the Codification and will not become effective for any entities. The Company is currently evaluating the potential impact that ASU 2023-06 may have on its condensed consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which amends guidance in ASC 280, Segment Reporting The amendments in this ASU expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment, among other disclosure requirements. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2023-07 may have on its condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. Adoption can be either prospectively or retrospectively applied, and the Company will adopt this ASU on a prospective basis. The Company is currently evaluating the potential impact that ASU 2023-09 may have on its condensed consolidated financial statements and related disclosures.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	FAIR VALUE MEASUREMENTS AS OF MARCH 31, 2024 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	909	909
Total	$—	$—	$909	$909

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2023 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	916	916
Total	$—	$—	$916	$916

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined by Level 3 inputs (in thousands):

SERIES B WARRANT LIABILITY
Balance at December 31, 2023	$916
Change in fair value	(7)
Balance at March 31, 2024	$909

4. Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	MARCH 31, 2024	DECEMBER 31, 2023
Laboratory equipment	$1,213	$1,209
Manufacturing equipment	733	730
Furniture and fixtures	159	159
Networking and computer equipment	88	88
Leasehold improvements	3,109	3,109
Total fixed assets	$5,302	$5,295
Less: accumulated depreciation	(2,340)	(2,089)
Fixed assets, net	$2,962	$3,206

Depreciation expense was $0.3 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	MARCH 31, 2024	DECEMBER 31, 2023
Payroll and employee related expenses	$1,192	$2,017
Third-party research and development expenses	749	1,811
Professional fees and other	831	528
	$2,772	$4,356

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

During each of the three months ended March 31, 2024 and 2023, the Company recorded interest expense relating to the Loan Agreement of $0.6 million. The weighted average effective interest rate as of March 31, 2024 was 11.40%.

The Company incurred $89,000 of debt issuance costs and will incur a $0.9 million final payment fee, which were recorded as debt discount and are being amortized over the term of the Loan Agreement. The scheduled principal payments and net carrying amount of the term loan are as follows (in thousands):

YEAR ENDING DECEMBER 31,
2024 (remaining nine months)	$7,500
2025	10,000
2026	833
Total principal	18,333
Final payment fee	900
Less: debt discount	(989)
Accretion of debt discount	697
Net carrying amount	18,941
Less current portion	(9,767)
Long-term portion	$9,174

The carrying value of the Company's term loan approximates fair value.

7. Other Long-Term Debt

Periphagen Note

On December 9, 2019, the Company entered into a series of asset purchase agreements with Periphagen, Inc. (Periphagen), a biopharmaceutical company focused on the development of gene therapy vectors. Under the terms of the asset purchase agreements, the Company assumed a $1.0 million promissory note bearing a contractual interest rate of 2% compounded annually, with the outstanding balance and accrued interest due upon maturity in November 2027, with no interim installments due. The estimated market rate for the Company for an unsecured loan with a maturity in November 2027 was determined to be 15.83% as of December 9, 2019. Although the Company does not have a public credit rating, management estimates a CCC credit rating based on the Company’s financial position and stage of development. Using the commensurate rate for a CCC rated company and based on the amount due at maturity, the present value of the future cash outflow was determined to be $0.4 million at the transaction date. As of March 31, 2024, the carrying value of the note is $0.8 million. The carrying value of the note approximates fair value. Upon maturity, the Company will pay Periphagen $1.4 million for the outstanding balance and accrued interest due.

8. Lease

On February 4, 2019, the Company signed a lease agreement for its corporate headquarters at 117 Kendrick Street in Needham, Massachusetts. The facility consists of a 15,197 square foot property which houses the corporate, clinical, laboratory and manufacturing operations for the Company. The lease term ends on August 31, 2026.

For each of the three months ended March 31, 2024 and 2023, the Company recorded $0.1 million of operating lease cost and for the three months ended March 31, 2024 and 2023, the Company has recorded $38,000 and $49,000, respectively, of variable lease cost. The total lease expense for each of the three months ended March 31, 2024 and 2023 was $0.1 million.

Cash paid for amounts included in the lease liability for each of the three months ended March 31, 2024 and 2023 was $0.1 million.

	THREE MONTHS ENDED MARCH 31,
Other Information	2024	2023
Operating cash flows used for operating leases	$148	$144
Weighted-average remaining lease term (years)	2.4	3.4
Weighted-average incremental borrowing rate	7.02%	7.02%

The future lease payments under non-cancelable leases at March 31, 2024, are as follows (in thousands):

2024	450
2025	613
2026	415
Total future lease payments	1,478
Less: imputed interest	(115)
Total lease liability	$1,363

9. Common Stock

Common Stock

Common shares are voting and dividends may be paid when, as and if declared by the board of directors.

Common Stock Reserved

The Company has reserved the following shares of common stock for future issuance as of:

	MARCH 31, 2024	DECEMBER 31, 2023

Stock options outstanding	5,112,673	5,666,621
Unvested restricted stock	2,306,889	2,526,432
Shares available for future grant under stock option plan	2,042,216	252,053
Warrants	7,507,708	7,507,708
	16,969,486	15,952,814

Shelf Registration and At-the-Market Offerings

On August 5, 2022, the Company filed the Shelf with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf. The Shelf was declared effective by the SEC on August 12, 2022. As of March 31, 2024, the Company has sold and issued 109,485 shares of common stock under the ATM Program, with total net proceeds of $0.2 million. Subsequent to March 31, 2024, no additional sales have been made under the ATM Program.

10. Warrants

The Company has the following warrants outstanding for the purchase of common stock as of March 31, 2024 and December 31, 2023:

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

On June 24, 2021, the Company’s board of directors approved and on July 14, 2021 the stockholders approved, effective upon the closing of the Company’s initial public offering, an amendment to the terms of the Series B Warrants and the Conditional Series B Warrants to extend the expiration date from November 2023 to November 2025. In addition, the exercise period for the Conditional Series B Warrants was amended such that in the event the future financing milestones or certain share price targets described above are achieved, the Conditional Series B Warrants can only be exercised in conjunction with the sale of the Company, on a cash or cashless exercise basis, or otherwise in November 2025 through a cashless exercise.

The Company recorded the Series B Warrants as a component of stockholder’s equity at the time of issuance at their estimated fair value of $2.1 million and recorded the Conditional Series B Warrants as a liability on the condensed consolidated balance sheet as the number of shares used to calculate the settlement is not a fixed number of shares. The Conditional Series B Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The Company will continue to recognize changes in the fair value of the Conditional Series B Warrants until each Conditional Series B Warrant is exercised, expires or qualifies for equity classification. The warrant liability fair value was $0.9 million as of both March 31, 2024 and December 31, 2023.

NC Ohio Trust Warrants

On March 20, 2019, the Company established the NC Incorporated Ohio Trust, an irrevocable trust funded by the Company. The beneficiary in the trust agreement has provided past services to the Company for more than 15 years and is a non-employee. The warrant provides the beneficiary the right to purchase 162,740 shares of the Company’s common stock, $0.01 par value at an exercise price of $1.46 per share, subject to adjustments as specified in the warrant agreement. The Company recognizes the warrants as compensation expense within the condensed consolidated statement of operations and comprehensive loss when the warrants are granted or at the service inception date if the service inception date precedes the grant date. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value previously used at the service inception date or subsequent reporting dates. As of March 31, 2024 and December 31, 2023, a grant date was not established as there was not a mutual understanding of key terms. The Company remeasures the fair value of the award at each reporting date, as the service date preceded the grant date. The value of the warrants for 162,740 shares of common stock was $0.2 million as of both March 31, 2024 and December 31, 2023, and was recorded as stock compensation expense within research and development expense and a credit to stockholders’ equity in the condensed consolidated financial statements.

11. Stock Options, Restricted Stock and Stock-Based Compensation

Equity Incentive Plans

The Company’s 2015 Stock Plan, as amended, (the 2015 Plan) provides for the Company to sell or issue common shares or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. The 2015 Plan is administered by the board of directors and exercise prices, vesting and other restrictions are determined at its discretion. All stock option grants are non-statutory stock options except option grants to employees intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant, as determined in good faith by the board of directors at its sole discretion. Nonqualified stock options may be granted at an exercise price established by the board of directors at its sole discretion and the vesting periods may vary. Vesting periods are generally four years and are determined by the board of directors. Stock options become exercisable as they vest. Options granted under the 2015 Plan expire no more than ten years from the date of grant. As of March 31, 2024, there are no shares available for grants under the 2015 Plan and the 2015 Plan continues to govern the terms and conditions of the outstanding awards under the 2015 Plan.

On July 14, 2021, the Company’s 2021 Equity Incentive Plan (the 2021 Plan) was approved by the Company’s stockholders, and became effective upon completion of the IPO and serves as the successor to the 2015 Plan. 6,645,259 shares of common stock are reserved under the 2021 Plan, of which 2,042,216 shares remain available for future grants as of March 31, 2024.

Stock Options

Stock option activity is summarized as follows:

	NUMBER OF STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2023	5,666,621	$2.47	6.61
Granted	67,500	1.59
Exercised	(146,964)	1.54
Cancelled, forfeited or expired	(474,484)	3.42
Outstanding as of March 31, 2024	5,112,673	$2.40	6.66	$378
Exercisable as of March 31, 2024	3,500,102	$2.41	5.80	$133
Unvested as of March 31, 2024	1,612,571	$2.37	8.53	$245

The 2015 Plan, permits participants to use common stock they previously acquired to pay for the exercise of stock options based upon the fair value on the date of exercise. In connection with the exercise of a stock options to purchase 306,518 shares of our common stock at an exercise price of $1.46, option holders tendered 122,608 shares of our common stock previously acquired in consideration of the full aggregate exercise price in accordance with the terms of the option and the 2015 Plan. The shares tendered are recorded as treasury stock within the Company’s condensed consolidated financial statements at March 31, 2024.

The fair value of stock options granted was estimated on the grant date using the Black-Scholes option pricing model based on the following assumptions:

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Expected option life (years)	6.08	6.08
Risk-free interest rate	4.21% - 4.27%	3.58% - 4.13%
Expected volatility	99.30% - 99.45%	91.33% - 92.25%
Expected dividend yield	0%	0%

The total intrinsic value of stock options vested during each of the three months ended March 31, 2024 and 2023 was zero.

Restricted Stock Units

Under the terms of the restricted stock unit agreements covering the common stock, shares of common stock related to restricted stock units are subject to time-based vesting. The restricted stock units will immediately be forfeited to the Company if the relationship between the recipient and the Company ceases.

Restricted stock activity is summarized as follows:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Unvested at December 31, 2023	2,526,432	$1.06
Granted	—	$—
Vested	—	$—
Forfeited	(219,543)	$1.13
Unvested at March 31, 2024	2,306,889	$1.06

The aggregate fair value of restricted stock units that vested during each of the three months ended March 31, 2024 and 2023 was zero.

Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2024 and 2023 was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Research and development	$553	$311
General and administrative	490	422
Total stock-based compensation expense	$1,043	$733

As of March 31, 2024, total unrecognized compensation cost related to unvested stock-based awards was $4.4 million, which is expected to be recognized over a weighted average period of 2.30 years.

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

13. Technology License Agreement

On January 20, 2018 the Company entered into an exclusive option agreement (Option Agreement) with MGB. Pursuant to the Option Agreement, the Company has obtained the exclusive right from MGB to negotiate an exclusive license to make, develop and commercialize rQNestin, a genetically modified oncolytic herpes simplex virus for the treatment of certain types of cancers. Pursuant to the Option Agreement, the Company will support a clinical trial to be conducted at MGB pursuant to the terms of a clinical trial agreement to be negotiated and the Company has committed to remitting $0.8 million in support of such clinical trial over the course of approximately three years. Upon execution of the Option Agreement, the Company remitted a non-refundable fee of $40,000 to MGB to be applied toward the Company’s on-going obligations to reimburse patent expenses. During the three months ended March 31, 2024 and 2023, the Company did not expense any startup and patient fees for clinical trials performed by MGB.

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

As of March 31, 2024, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

15. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	THREE MONTHS ENDED MARCH 31,
Numerator:	2024	2023
Net loss	$(8,221)	$(8,795)
Denominator:
Weighted-average shares of common stock outstanding – basic and diluted	29,197,537	28,919,810
Net loss per share – basic and diluted	$(0.28)	$(0.30)

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

	AS OF MARCH 31,
	2024	2023
Outstanding warrants for common stock	7,507,708	7,507,708
Outstanding stock options (as converted to common stock)	5,112,673	5,479,355
Unvested restricted stock	2,306,889	612,366
	14,927,270	13,599,429

16. Corporate Restructuring

In November 2023, the Company’s board of directors authorized a restructuring plan to focus on continuation and expansion of development of CAN-3110 as well as the enLIGHTENTM Discovery Platform, which resulted in a reduction of the Company’s workforce by approximately 45%. Each affected employee’s separation occurred in December 2023. As a result, the Company incurred costs of $0.7 million related to severance benefits for the affected employees, including severance payments and limited reimbursement of medical insurance premiums. The restructuring plan was completed in the first quarter of 2024 when the final severance payments of $46,000 were made.

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

Our most advanced product candidate, CAN-2409, is an off-the-shelf adenovirus product candidate which is administered in conjunction with the prodrug, valacyclovir, that has generated promising clinical activity across a range of solid tumor indications. CAN-2409 is currently being studied in the following ongoing clinical trials:

•
Prostate Cancer
o
A pivotal phase 3 randomized, triple-blinded and placebo-controlled clinical trial in the United States under a Special Protocol Assessment (SPA) with the U.S. Food and Drug Administration (FDA) evaluating 711 evaluable patients with newly diagnosed, localized prostate cancer who have an intermediate or high-risk for progression. We completed enrollment of this trial in September 2021, and we expect to report topline data in the fourth quarter of 2024.
o
A phase 2 randomized, double blind, placebo-controlled clinical trial in the United States evaluating 187 patients with low-to-intermediate risk, localized prostate cancer undergoing active surveillance. We completed enrollment of this trial in May 2019, and we expect to report topline data in the fourth quarter of 2024.
•
Non-Small Cell Lung Cancer (NSCLC)
o
An open-label phase 2 clinical trial in the United States evaluating CAN-2409 plus valacyclovir in combination with continued PD-(L)1 checkpoint inhibitors in approximately 80 patients with stage III/IV NSCLC who have inadequate response to front line PD-(L)1 checkpoint inhibitor treatments. In April 2023, we announced that the FDA granted fast track designation for CAN-2409 plus valacyclovir in combination with pembrolizumab in order to improve survival or delay progression in patients with stage III (not candidates for curative intent) or stage IV NSCLC, who are resistant to first line PD-(L)1 inhibitor therapy and who do not have activating molecular driver mutations or have progressed on directed molecular therapy. These patients historically have had an expected median overall survival (mOS) of <12 months (Reckamp K et al. J Clin Onc 2022;40:2295-2306). The aim of the CAN-2409 immunotherapy antitumor strategy is to raise the tail on the survival curve by increasing the number of long survivors beyond 10-14 months in patients treated with two CAN-2409 injections.
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
o
In April 2024, we announced the acceptance of an abstract at the American Society of Clinical Oncology (ASCO) Annual Meeting, where we will present topline overall survival data for Cohort 2 in June 2024.
•
Pancreatic Cancer
o
We have initiated a randomized phase 2 clinical trial in the United States evaluating CAN-2409 in borderline resectable and locally advanced pancreatic adenocarcinoma. In March 2023, in connection with our cost management and dynamic portfolio management initiatives, we elected to pause new enrollment in this randomized phase 2 clinical trial, subject to additional funding. Despite the pause in new patient enrollment, we presented initial positive interim overall survival and immunological biomarker clinical data at the Society for Immunotherapy of Cancer (SITC) Annual Meeting in the fourth quarter of 2023. In December 2023, we announced that the FDA granted fast track designation for CAN-2409 plus valacyclovir for the treatment of patients with pancreatic ductal adenocarcinoma (PDAC) to improve overall survival. In April 2024, we announced updated positive overall survival data and also announced that the FDA has granted Orphan Drug Designation for CAN-2409 for the treatment of pancreatic cancer.
o
In a previous phase 1b trial, a statistically significant increase in the number of CD8+ tumor infiltrating lymphocytes was observed. Initial positive phase 2 data revealed notable improvements in patients with borderline resectable PDAC following CAN-2409 plus prodrug together with SoC chemoradiation; the following data were disclosed as of the March 29, 2024 data cutoff:
▪
Clinical data highlights:

•
Prolonged and sustained survival was observed after experimental treatment with CAN-2409 in patients with borderline resectable PDAC.
•
Estimated mOS was 28.8 months in the CAN-2409 group versus only 12.5 months in the control group.
•
At 24 months, a survival rate of 71.4% was observed in CAN-2409 treated patients, after SoC chemoradiation and prior to surgery, versus only 16.7% in the control group. At 36 months, a survival rate of 47.6% was estimated in patients who received CAN-2409, together with SoC chemoradiation prior to surgery, versus only 16.7% in the control group.
•
Importantly, 4 out of 7 patients who received CAN-2409 were still alive at the time of data cutoff, with 2 patients surviving more than 50.0 months from enrollment. Only 1 out of 6 patients, randomized to control SoC chemotherapy, remained alive at data cutoff (alive at 50.6 months).
▪
Biomarker data analysis demonstrated:
•
Consistent and robust activation of immune response after dosing with CAN-2409.
•
In pancreatic tissue of patients treated with CAN-2409 plus prodrug together with SoC (but not SoC alone), dense aggregates of CD8+ granzyme B positive cytotoxic T cells, dendritic cells, and B cells were observed in the tumor microenvironment.
•
Increased levels of soluble granzymes B and H as well as pro-inflammatory cytokines, including IFN-γ, were observed in peripheral blood after CAN-2409 treatment, but not after SoC.
▪
Safety analysis:
•
CAN-2409 was associated with a favorable safety/tolerability profile.
•
Addition of CAN-2409 regimen to SoC was generally well tolerated, with no dose-limiting toxicities, including no cases of pancreatitis.

Our lead HSV-based product candidate, CAN-3110, is currently in an ongoing investigator-sponsored phase 1b clinical trial in our initial target indication of recurrent high-grade glioma (HGG). These patients have failed SoC treatment and have a poor prognosis (expected overall survival < 6-9 months). In February 2024, we announced that the FDA granted fast track designation for CAN-3110 for the treatment of patients with recurrent HGG to improve overall survival. Initial overall survival data from this clinical trial was presented in an oral presentation at the ASCO Annual Meeting in June 2021, and additional biomarker data was reported in an oral presentation at the Society for Neuro-Oncology Annual Meeting in November 2021. During our Research and Development Day in December 2022, we presented updated data demonstrating that CAN-3110 was well tolerated with no observed dose-limiting toxicity; achieved 11.6 months mOS with a single dose; and showed evidence of persistent herpes simplex virus 1 (HSV-1) antigen and HSV-1 replication consistent with mechanism of action as well as robust evidence of immune activation. In May 2023, we presented clinical and biomarker data from this ongoing clinical trial in an oral presentation at the American Society of Gene & Cell Therapy (ASGCT) Annual Meeting where we reported mOS in arm A (n=41) ongoing at 11.8 months and mOS in arm B (n=9) ongoing at 12.0 months as of the April 20, 2023 data cutoff. Safety and tolerability data reported no dose-limiting toxicities in both arm A and arm B. In October 2023, we jointly published an article in Nature that reported extended survival associated with immune activation in patients with recurrent HGG treated with CAN-3110. Notably, new data reported an increased survival in 66% of patients with positivity for anti-HSV1 antibodies (mOS of 14.2 months). Immune status was positively associated with survival both in patients with pre-existing HSV1 antibodies (pre-treatment) and in 33% of patients that, while negative at baseline, developed anti-HSV1 antibodies after a single injection of CAN-3110. Clinical responses were observed in both injected and uninjected lesions in patients with multifocal disease. Significant tumor responses in both arm A and arm B were observed, with continued reduction in tumor volume in a patient in arm B approximately one year after CAN-3110 treatment. Clinical response for this patient, in follow-up as of data cutoff, continued without additional treatment. Analysis of post-treatment samples demonstrated evidence of persistent HSV antigen expression and replication in both injected and uninjected tumor tissue associated with CD8+ T cell infiltration. The extent of immune activation, measured by gene profiling and quantification of immune cells in post-treatment specimens, was associated with the presence of anti-HSV1 antibodies and survival. Survival was also associated with the diversity of the T cell repertoire in circulating T cells, suggesting that patients treated with CAN-3110 were able to mount a diverse immune response against the virus and tumor antigens released during the oncolytic process had improved survival.

We are conducting an extension of the clinical trial known as arm C, in which patients with recurrent HGG will receive a repeat dosing regimen of CAN-3110 (up to six injections over four months). Clinical data from arm C will help evaluate whether multiple injections can increase mOS. This clinical trial extension is supported by the Break Through Cancer foundation. In March 2024, we announced, during the 5th Glioblastoma Drug Development Summit in Boston, that six patients have been treated with multiple injections (up to six) of CAN-3110 in arm C, reporting good tolerability and safety. In April 2024, we announced the acceptance of an abstract at the ASCO Annual Meeting, to be presented in June 2024, that will feature data regarding the feasibility and tolerability of multiple injections of CAN-3110.

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

In April 2024, during the American Association for Cancer Research's 2024 Annual Meeting, we presented data on a second pre-candidate from our enLIGHTEN™ Discovery Platform, a first-in-class multimodal immunotherapy for induction of tertiary lymphoid structures, being developed as a novel therapeutic strategy for solid tumors.

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

Our cash and cash equivalents were $25.7 million as of March 31, 2024. In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), 205-40, Presentation of Financial Statements - Going Concern, we are required to assess our ability to continue as a going concern for the one-year look forward period following the date that the condensed consolidated financial statements are issued. Based on our current operating plan and existing cash and cash equivalents, we determined that substantial doubt exists regarding our ability to continue as a going concern for the one-year period following the date these condensed consolidated financial statements are issued. To sustain its future operations beyond such one-year period, we will require additional funding. We expect to finance our cash needs through a combination of public or private equity or debt financings, government grants, and other sources, which may include collaborations, strategic alliances and licensing arrangements with third parties. There is no assurance that we will be successful in obtaining sufficient funding on acceptable terms, if at all, and could be forced to delay, reduce, or eliminate some or all of its research, clinical trials, product development or future commercialization efforts, which could materially adversely affect our business prospects or our ability to continue as a going concern.

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

Corporate Restructuring

In November 2023, our board of directors authorized a restructuring plan to focus on continuation and expansion of development of CAN-3110 as well as the enLIGHTENTM Discovery Platform, which resulted in a reduction of our workforce by approximately 45%. Each affected employee’s separation occurred in December 2023. As a result, we incurred costs of $0.7 million related to severance benefits for the affected employees, including severance payments and limited reimbursement of medical insurance premiums. The restructuring plan was completed in the first quarter of 2024 when the final severance payments of $46,000 were made.

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
•
our ability to enter into agreements with contract development and manufacturing organizations (CDMOs) for the development, clinical manufacture and commercial manufacture of our product candidates CAN-2409 and CAN-3110;
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

Change in Fair Value of Warrant Liability

In connection with the November 13, 2018 issuance of Series B preferred stock we issued warrants to the purchasers of the Series B preferred stock, to purchase up to 7,344,968 shares of our common stock with an exercise price of $6.81 per share. We also issued a warrant to the NC Incorporated Ohio Trust, an irrevocable trust funded by us, to purchase 162,740 shares of our common stock, $0.01 par value, at an exercise price of $1.46 per share, subject to adjustments as specified in the warrant agreement (the NC Ohio Warrants). Certain of those warrants are recorded as a liability on our balance sheet. The warrants recorded as a liability are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. We will continue to recognize changes in the fair value of the warrants until they are exercised, expire or qualify for equity classification. The fair value of the warrants is determined based on significant inputs not observable in the market. The fair value of the warrants uses various valuation methods, including the Monte Carlo method, the option-pricing method, probability-weighted expected return and the hybrid method, all of which incorporate assumptions and estimates, to value the common stock warrants. The hybrid method is often used when a company is expecting a liquidity event in the near future and is a combination of the option-pricing and probability-weighted expected return methods. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares of common stock, risk-free interest rate, expected dividend yield, and the remaining contractual term of the warrants. Therefore, the fair value may not be appropriately captured by simple models.

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

Realization of future tax benefits is dependent on many factors, including our ability to generate taxable income within the NOL period. Our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and certain tax credits. Management has considered our history of cumulative net losses incurred since inception, as well as our lack of product revenue since inception, and has determined that it is more likely than not that we will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at March 31, 2024 and December 31, 2023.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2024	2023	CHANGE
Operating expenses:
Research and development	$4,102	$5,469	$(1,367)
General and administrative	3,800	4,164	(364)
Total operating expenses	7,902	9,633	(1,731)
Loss from operations	(7,902)	(9,633)	1,731
Grant income	—	12	(12)
Interest income	320	711	(391)
Interest expense	(646)	(609)	(37)
Change in fair value of warrant liability	7	724	(717)
Net loss	$(8,221)	$(8,795)	$574

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	THREE MONTHS ENDED MARCH 31,		INCREASE
	2024	2023	(DECREASE)
Employee-related	$2,728	$3,425	$(697)
Clinical development	826	1,361	(535)
Depreciation of fixed assets	248	227	21
Occupancy	129	140	(11)
Pre-clinical research	52	92	(40)
Recruiting	—	93	(93)
Other	119	131	(12)
	$4,102	$5,469	$(1,367)

Research and development expenses decreased $1.4 million from $5.5 million for the three months ended March 31, 2023 to $4.1 million for the three months ended March 31, 2024. The decrease was primarily attributable to a $0.7 million decrease in employee-related expenses due to the corporate restructuring in the fourth quarter of 2023 and a $0.5 million decrease in clinical development costs driven by decreased regulatory costs for CAN-2409 programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	THREE MONTHS ENDED MARCH 31,		INCREASE
	2024	2023	(DECREASE)
Professional and consulting fees	$1,668	$1,166	$502
Employee-related	1,639	2,254	(615)
Insurance	321	449	(128)
Occupancy	45	41	4
Recruiting	—	43	(43)
Other	127	211	(84)
	$3,800	$4,164	$(364)

General and administrative expenses decreased $0.4 million from $4.2 million for the three months ended March 31, 2023 to $3.8 million for the three months ended March 31, 2024. The decrease was primarily attributable to a $0.6 million decrease in employee-related expenses due to the corporate restructuring in the fourth quarter of 2023 and a $0.1 million decrease in the cost of directors and officers insurance. These decreases were partially offset by a $0.5 million increase in professional and consulting fees.

Grant Income

Grant income was zero and $12,000 for the three months ended March 31, 2024 and 2023, respectively. Grant income for the three months ended March 31, 2023 relates to the recognition of income from a grant from the Massachusetts Life Sciences Center.

Interest Income

Interest income was $0.3 million for the three months ended March 31, 2024, compared to interest income of $0.7 million for the three months ended March 31, 2023, and represents earnings on our cash equivalents. The decrease in interest income is the result of interest being generated on a lower cash equivalents balance for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Interest Expense

Interest expense was $0.6 million for each of the three months ended March 31, 2024 and 2023, and represents interest expense on our outstanding debt obligations.

Change in Fair Value of Warrant Liability

The change in fair value of our warrant liability was a decrease of $7,000 for the three months ended March 31, 2024, compared to a decrease of $0.7 million for the three months ended March 31, 2023. The change in fair value of the warrant liability is primarily driven by changes in the underlying value of our stock price.

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

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from government grants and proceeds from the sale of convertible notes, common stock, and our convertible preferred stock. As of March 31, 2024, we have raised approximately $161.2 million, including $15.6 million of government grants, $66.1 million from the sale of convertible preferred stock, and $79.5 million from the sale of our common stock. Our cash and cash equivalents totaled $25.7 million as of March 31, 2024. We had $19.7 million of debt as of March 31, 2024. As of March 31, 2024, we have raised $0.2 million under our ATM Program (as defined below). We did not raise any additional funds under our ATM Program subsequent to March 31, 2024.

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

On August 5, 2022, we filed a shelf registration statement on Form S-3 (as amended, the Shelf) with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the ATM Program). The Shelf was declared effective by the SEC on August 12, 2022. As of May 6, 2024, we have sold and issued 109,485 shares of common stock under the ATM Program, with total net proceeds of $0.2 million.

As of March 31, 2024, we had an accumulated deficit of $145.2 million and have not generated any product sales. We do not know when, or if, we will generate revenue from product sales. We will not generate significant revenue from product sales unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical and contract manufacturing costs, legal and other regulatory expenses, and general overhead costs. We expect that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to risks in the development of our products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Net cash used in operating activities	$(8,438)	$(10,819)
Net cash (used in) provided by investing activities	(7)	19
Net cash used in financing activities	(1,255)	—
Net decrease in cash and cash equivalents	$(9,700)	$(10,800)

Cash Flows for the three months ended March 31, 2024 and 2023

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $8.4 million, primarily consisting of a net loss of $8.2 million as we incurred expenses associated with our clinical programs and incurred costs associated with operating as a public company. We had non-cash charges of $1.5 million in non-cash charges primarily related to non-cash stock compensation and depreciation expense. Net cash used in operating activities was also impacted by $1.7 million in changes in operating assets and liabilities, primarily driven by a decrease of $1.6 million in accrued expenses.

Net cash used in operating activities for the three months ended March 31, 2023 was $10.8 million, primarily consisting of a net loss of $8.8 million as we incurred expenses associated with our clinical programs, increased our headcount and incurred costs associated with operating as a public company. In addition, we had non-cash income of $0.7 million as a result of the change in the fair value of our warrant liability. Non-cash income was partially offset by $1.2 million in non-cash charges primarily related to non-cash stock compensation and depreciation expense. Net cash used in operating activities was also impacted by $2.5 million in changes in operating assets and liabilities, primarily driven by a decrease of $1.8 million in accrued expenses and a $0.7 million increase to prepaid expenses and other current assets.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $7,000 and consisted of the purchase of fixed assets.

Net cash provided by investing activities for the three months ended March 31, 2023 was $19,000 and consisted of proceeds from the sale of fixed assets, which was partially offset by the purchase of fixed assets.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 was $1.3 million and consisted of $1.7 million of principal payments on our term loan with SVB, partially offset by $0.2 million of proceeds from option exercises and $0.2 million of net proceeds from the issuance of common stock under our ATM Program.

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

We believe that our existing cash and cash equivalents as of March 31, 2024, will enable us to fund our operating expenses and capital expense requirements into the fourth quarter of 2024. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Obligations and Commitments

Our primary contractual obligations are our facility lease, the Loan Agreement with SVB, and the Periphagen Note. The table below summarizes the contractual obligations that will become due as of March 31, 2024 (in thousands):

	PAYMENTS DUE BY PERIOD
	(in thousands)
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS
Operating lease obligation (1)	$1,478	$602	$876	$—
Loan Agreement with SVB (2)	21,199	11,537	9,662	—
Periphagen Note (3)	1,352	—	—	1,352
Total	$24,029	$12,139	$10,538	$1,352

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

See our condensed consolidated financial statements and related footnotes elsewhere in this Form 10-Q for additional information on these agreements.

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

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may materially differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2024, there were no material changes to our critical accounting estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2023. For a full discussion of these estimates, see “Critical Accounting Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated under the laws of the State of Delaware in June 2003. Since inception, we have focused substantially all of our efforts and financial resources on raising capital and developing our initial product candidates. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors in private equity financings and from the proceeds of the sale of our common stock. From our inception through March 31, 2024, we raised an aggregate of $145.6 million of gross proceeds from such transactions. In addition, in February 2022, we borrowed $20.0 million under the Loan Agreement with SVB. As of March 31, 2024, our cash and cash equivalents were $25.7 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $145.2 million as of March 31, 2024. For the three months ended March 31, 2024 and 2023, we reported net losses of $8.2 million and $8.8 million, respectively. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to do so in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

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
•
timely file and receive clearance of our Investigational New Drug applications (INDs), in order to commence our planned clinical trials or future clinical trials;
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
•
the timing of, and the costs involved in, obtaining marketing approvals for CAN-2409 in newly diagnosed localized prostate cancer, NSCLC, and borderline resectable pancreatic cancer as well as for CAN-3110 in our initial target indication of recurrent HGG and our other potential product candidates that we may develop;
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

As of March 31, 2024, our cash and cash equivalents were $25.7 million. Based on our current business plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the quarter ended March 31, 2024 are issued and we need to raise significant amounts of additional funding to complete all of our ongoing trials and execute on our business plan. Financing may not be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. In addition, our efforts to raise additional capital may divert our management from their day-to-day activities, which may adversely affect our ability to develop our product candidates in a timely manner.

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

Some of the products and therapies developed by our competitors are based on scientific approaches that are the same as or similar to our approach, including with respect to the use of viral immunotherapy with adenovirus and HSV. Other competitive products and therapies are based on entirely different approaches. We are aware that Replimune, TILT and ImmVira, among others, are developing viral immunotherapies that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA fast track designation for a particular indication. We have been granted fast track designation for the use of CAN-2409 for: (1) the treatment of localized, primary prostate cancer in combination with radiation therapy to improve the local control rate; (2) with valacyclovir in combination with pembrolizumab in order to improve survival or delay progression in patients with stage III/IV NSCLC who are resistant to first line PD-(L)1 inhibitor therapy and who do not have activating molecular driver mutations; and (3) with prodrug (valacyclovir) for the treatment of patients with pancreatic ductal adenocarcinoma (PDAC) to improve overall survival. CAN-3110 was also granted fast track designation for the treatment of patients with recurrent high-grade glioma to improve overall survival. We may also seek fast track designation for certain of our future product candidates, as appropriate. However, there is no assurance that the FDA will grant this status to CAN-3110, CAN-2409, or any of our proposed product candidates. Marketing applications filed by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even though we have received fast track designation for CAN-2409 and CAN-3110 or even if we receive fast track designation for our future product candidates or additional indications in CAN-2409 and CAN-3110, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any fast track designation at any time.

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

We have received orphan drug designation from the FDA for CAN-2409 for the treatment of pancreatic cancer. We may seek orphan drug designation from regulatory authorities in other jurisdictions for CAN-2409, and we may seek orphan drug designation for our other product candidates. In any of these instances, we may not receive the requested designation or we may be unable to realize the benefits associated with orphan drug designation, including the potential for market exclusivity.

We have received orphan drug designation from the FDA for CAN-2409 for the treatment of pancreatic cancer. Even if CAN-2409 were to obtain orphan drug exclusivity for this use upon marketing approval by the FDA, the benefit of that exclusivity may be limited if the approval is in an indication that is broader than the orphan-designated indication, or exclusivity could be revoked under certain circumstances, for example if the FDA later determines that the request for designation was materially defective or if the sponsor is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, orphan drug exclusivity may not effectively protect the product from competition during the exclusivity period because different drugs with different active moieties can be approved for the same condition, and the same product can be approved for different uses. Also, the FDA may grant approval to the same drug for the same orphan indication if the second applicant can establish in its application that its product is safer, more effective or otherwise clinically superior to the previously approved product, or if the application holder of the previously approved product consents.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Among policy-makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. For more information, see “Business – Health Reform” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We are highly dependent on the research and development, clinical, financial, operational and other business expertise of our executive officers, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and sales and marketing personnel will also be critical to our success. On December 11, 2023, Jason A. Amello resigned from his position as our Chief Financial Officer, principal financial officer and principal accounting officer, effective January 12, 2024. Mr. Amello will remain an advisor to us in order to support the transition of his responsibilities. On January 12, 2024, our board of directors unanimously appointed Charles Schoch as the Company’s interim Chief Financial Officer, principal financial officer and principal accounting officer, effective January 12, 2024.

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

Cyberattacks are increasing in their frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. They are often carried out by well-resourced and skilled parties, including nation states, organized crime groups, “hacktivists” and employees or contractors acting carelessly or with malicious intent. Cyber-attacks include deployment of harmful malware and key loggers, ransomware, denial-of-service attacks, malicious websites, the use of social engineering (including phishing attacks), and other means to affect the confidentiality, integrity and availability of our technology systems and data. Cyber-attacks also include manufacturing, hardware or software supply chain attacks, which could cause a delay in the manufacturing of products or products produced for contract manufacturing or lead to a data privacy or security incident. Our business partners face similar risks, and any security incident related to their systems could adversely affect our security or the security of our systems or data. In addition, our increased use of cloud technologies heightens these third party and other operational risks, and any failure by cloud or other technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption, or loss of confidential or propriety information. Risk of cyber-attack is increased with employees working remotely. Remote work increases the risk we may be vulnerable to cybersecurity-related events such as phishing attacks and other security threats.

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

We are subject to many federal and state healthcare laws, such as the federal Anti-Kickback Statute, the federal civil and criminal False Claims Acts, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992 (VHCA), HIPAA, the FCPA, the ACA and similar state laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws, and regulations pertaining to fraud and abuse, reimbursement programs, government procurement, and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. In the European Union, the data privacy laws are generally stricter than those which apply in the United States and include specific requirements for the collection of personal data of European Union persons or the transfer of personal data outside of the European Union to the United States to ensure that European Union standards of data privacy will be applied to such data. For more information, see “Business – Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by 5% stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our most recent private placements, the initial public offering (the IPO), and other transactions that have occurred over the past three years, we may have experienced, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2023, we had U.S. federal and state net operating loss carryforwards of $86.2 million and $79.6 million, which begin to expire in 2027 and 2032, respectively, and which could be limited if we experience an “ownership change.” The reduction of the corporate tax rate under TCJA may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under current federal tax law, federal net operating losses generated after December 31, 2017 will not be subject to expiration but will not be permitted to be carried back. In addition, under current U.S. federal tax law, the amount of net operating losses generated after December 31, 2017 that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. Additionally, as of December 31, 2023, we had a U.S. federal net operating loss carryforward of $77.4 million which do not expire but is limited to an annual deduction equal to 80% of annual taxable income.

If third-party payors fail to provide adequate coverage, reimbursement and payment rates for our product candidates, or if health maintenance organizations or long-term care facilities choose to use therapies that are less expensive or considered a better value, our revenue and prospects for profitability will be limited.

In both domestic and foreign markets, sales of our products will depend in part upon the availability of coverage and reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers, and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new therapeutic products when more established or lower cost therapeutic alternatives are already available or subsequently become available, even if our products are alone in a class. If reimbursement is not available, or is available only to limited levels, our product candidates may be competitively disadvantaged, and we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain a market share sufficient to realize a sufficient return on our or their investments. Alternatively, securing favorable reimbursement terms may require us to compromise pricing and prevent us from realizing an adequate margin over cost. For more information, see “Business – Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As of May 6, 2024, Estuardo Aguilar-Cordova and Laura Aguilar beneficially owned 6,200,755 shares of our common stock, or approximately 20.8% of our total outstanding capital stock as of such date. Accordingly, they will continue to have significant influence over all business decisions, including with respect to such matters as amendments to our charter, other fundamental corporate transactions, such as mergers, asset sales, and the sale of the Company, and otherwise will be able to influence our business and affairs. In connection with the IPO, we adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions.

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

In addition to patent protection, we rely upon know-how and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third-parties, to protect our confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third-party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. For example, our research development strategy includes the establishment of coculture cancer cells, immune cells and viruses. Our techniques for establishing these cocultures and testing our experimental agents in these assays are proprietary and confidential. If one or more third parties obtain or are otherwise able to replicate these techniques, an important feature and differentiator of our research development strategy will become available to potential competitors. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that may materially adversely affect your rights as a common stockholder. In August 2022, we filed a registration statement on Form S-3 (as amended, the Shelf) pursuant to which we may issue up to $75.0 million in shares of common stock in sales deemed to be “at-the-market offerings” (the ATM Program) as defined by the Securities Act of 1933, as amended (Securities Act), and up to $200.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. As of May 6, 2024, we have sold and issued 109,485 shares of common stock under the ATM Program, with total net proceeds of $0.2 million. Any sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause our stock price to decline. During the three months ended March 31, 2024, we were subject to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75.0 million from issuing securities under a shelf registration statement in excess of one third of such company’s public float in a 12-month period, and we were only able to issue a limited number of shares which aggregate to no more than one-third of our public float using our Shelf. On April 4, 2024, our public float increased above $75.0 million, and as a result, we are no longer subject to the “baby shelf rules.” If our public float is less than $75.0 million on the applicable measurement date in the future, we will again become subject to the baby shelf rules. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.

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

We may choose to take advantage of some, but not all, of the available exemptions. For example, we have taken advantage of reduced reporting burdens in our Annual Report on Form 10-K. In particular, we provided only two years of audited financial statements and a correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, and did not include all of the executive compensation information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of May 6, 2024, we had a total of 29,744,731 shares of common stock outstanding.

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

Certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in such shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

The existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 60.4% of our outstanding common stock with Estuardo Aguilar-Cordova and Laura Aguilar (together, both directly and indirectly) beneficially owning approximately 20.8% of our outstanding common stock, and with entities and persons affiliated with PBM Capital Group, LLC (PBM Capital), beneficially owning approximately 28.7% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds from the Initial Public Offering of Common Stock

The offer and sale of all the shares of our common stock in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (Reg. No. 333-257444), as amended, which was declared effective by the SEC on July 26, 2021. There has been no material change in the expected use of the net proceeds from our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 28, 2024.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

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
10.1

Consulting Agreement by and between Candel Therapeutics, Inc. and Jason A. Amello, dated as of January 12, 2024 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Candel Therapeutics, Inc.

Date: May 14, 2024	By:	/s/ Paul Peter Tak
Paul Peter Tak
President and Chief Executive Officer

Date: May 14, 2024	By:	/s/ Charles Schoch
Charles Schoch
Interim Chief Financial Officer (Principal financial officer and principal accounting officer)