Form 10-Q
period 2024-06-30
Candel Therapeutics, Inc.
filed 2024-08-13
CIK 1841387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, the registrant had 32,084,777 shares of common stock, $0.01 par value per share, outstanding.

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

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Candel Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	JUNE 30, 2024 (Unaudited)	DECEMBER 31, 2023
Assets
Current assets:
Cash and cash equivalents	$21,454	$35,413
Prepaid expenses and other current assets	1,281	1,384
Total current assets	22,735	36,797
Fixed assets, net	2,719	3,206
Lease right of use assets	684	816
Restricted cash	266	266
Other assets	81	116
Total assets	$26,485	$41,201
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$433	$422
Accrued expenses	3,215	4,356
Current portion of term loan payable to a bank	9,809	8,893
Current portion of lease liability	539	513
Total current liabilities	13,996	14,184
Term loan payable to a bank	6,705	11,632
Other long-term debt	810	751
Lease liability, net of current portion	698	973
Warrant liability	14,248	916
Total liabilities	36,457	28,456
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued or outstanding at June 30, 2024 and December 31, 2023, respectively.	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at June 30, 2024 and December 31, 2023; 31,186,817 and 29,213,627 shares issued at June 30, 2024 and December 31, 2023, respectively; 31,064,209 and 29,091,019 shares outstanding at June 30, 2024 and December 31, 2023, respectively.	303	290
Treasury stock (at cost)	(448)	(448)
Additional paid-in capital	157,659	149,931
Accumulated deficit	(167,486)	(137,028)
Total stockholders’ equity (deficit)	(9,972)	12,745
Total liabilities and stockholders’ equity (deficit)	$26,485	$41,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$4,979	$5,934	$9,081	$11,403
General and administrative	3,592	3,645	7,392	7,809
Total operating expenses	8,571	9,579	16,473	19,212
Loss from operations	(8,571)	(9,579)	(16,473)	(19,212)
Other income (expense):
Grant income	—	12	—	24
Interest income	240	453	560	1,164
Interest expense	(567)	(644)	(1,213)	(1,253)
Change in fair value of warrant liability	(13,339)	144	(13,332)	868
Total other income (expense), net	(13,666)	(35)	(13,985)	803
Net loss and comprehensive loss	$(22,237)	$(9,614)	$(30,458)	$(18,409)
Net loss per share, basic and diluted	$(0.74)	$(0.33)	$(1.03)	$(0.64)
Weighted-average common shares outstanding, basic and diluted	29,878,210	28,919,810	29,537,874	28,919,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel ThErapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
Balance, December 31, 2023	29,213,627	$290	(122,608)	$(448)	$149,931	$(137,028)	$12,745
Options exercised	684,873	7	—	—	1,209	—	1,216
Stock-based compensation	—	—	—	—	2,138	—	2,138
Restricted stock unit vesting	703,427	—	—	—	—	—	—
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	746	—	746
Sale of common stock, net of issuance costs	584,890	6			3,635	—	3,641
Net loss	—	—	—	—	—	(30,458)	(30,458)
Balance, June 30, 2024	31,186,817	$303	(122,608)	$(448)	$157,659	$(167,486)	$(9,972)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
Balance, March 31, 2024	29,470,076	$292	(122,608)	$(448)	$151,384	$(145,249)	$5,979
Options exercised	537,909	6	—	—	984	—	990
Stock-based compensation	—	—	—	—	1,108	—	1,108
Restricted stock unit vesting	703,427	—	—	—	0	—	—
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	733	—	733
Sale of common stock, net of issuance costs	475,405	5	—	—	3,450	—	3,455
Net loss	—	—	—	—	—	(22,237)	(22,237)
Balance, June 30, 2024	31,186,817	$303	(122,608)	$(448)	$157,659	$(167,486)	$(9,972)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2022	29,042,418	$290	(122,608)	$(448)	$146,961	$(99,089)	$47,714
Stock-based compensation	—	—	—	—	1,544	—	1,544
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	—	(18,409)	(18,409)
Balance, June 30, 2023	29,042,418	$290	(122,608)	$(448)	$148,427	$(117,498)	$30,771

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, March 31, 2023	29,042,418	$290	(122,608)	$(448)	$147,694	$(107,884)	$39,652
Stock-based compensation	—	—	—	—	746	—	746
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	(9,614)	(9,614)
Balance, June 30, 2023	29,042,418	$290	(122,608)	$(448)	$148,427	$(117,498)	$30,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(30,458)	$(18,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	500	466
Loss on the sale of fixed assets	—	74
Non-cash stock compensation expense	2,884	1,466
Non-cash lease expense	132	116
Non-cash interest expense	59	51
Change in fair value of warrant liability	13,332	(868)
Accretion of debt discount	156	154
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	103	419
Other assets	35	(159)
Accounts payable	11	87
Accrued expenses	(1,141)	(1,162)
Deferred income	—	(24)
Lease liability	(249)	(225)
Net cash used in operating activities	(14,636)	(18,014)
Cash Flows from Investing Activities:
Purchase of fixed assets	(13)	(307)
Proceeds from the sale of fixed assets	—	157
Net cash used in investing activities	(13)	(150)
Cash Flows from Financing Activities:
Proceeds from option exercises	1,216	—
Proceeds from sale of common stock, net of issuance costs	3,641	—
Principal payments on term loan	(4,167)	—
Net cash provided by financing activities	690	—
Net decrease in cash	(13,959)	(18,164)
Cash, cash equivalents and restricted cash at beginning of period	35,679	70,324
Cash, cash equivalents and restricted cash at end of period	$21,720	$52,160
Supplemental cash flow information:
Cash paid for taxes	$—	$168
Cash paid for interest	$1,041	$1,037
Supplemental disclosures of non-cash information:
Capital expenditures in accounts payable and accrued expenses	$—	$16

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

Since inception, the Company has funded its operations primarily with proceeds from the sale of its convertible notes and capital stock and from debt borrowings. The Company has incurred recurring losses since its inception, including a net loss of $30.5 million and $18.4 million for the six months ended June 30, 2024 and 2023, respectively. In addition, as of June 30, 2024, the Company had an accumulated deficit of $167.5 million. The Company expects to continue to generate operating losses and negative cash flows from operations for the foreseeable future.

On August 5, 2022, the Company filed a shelf registration statement on Form S-3 (as amended to date, the Shelf) with the U.S. Securities and Exchange Commission (SEC), which covers the offering, issuance, and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the ATM Program). The Shelf was declared effective by the SEC on August 12, 2022. As of June 30, 2024, the Company has sold and issued 584,890 shares of common stock under the ATM Program, with total net proceeds of $3.6 million. Subsequent to June 30, 2024 and through August 5, 2024, the Company has sold and issued 683,851 additional shares of common stock under the ATM Program, with total net proceeds of $4.1 million.

The Company’s cash and cash equivalents were $21.5 million as of June 30, 2024. In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), 205-40, Presentation of Financial Statements - Going Concern, management is required to assess the Company’s ability to continue as a going concern for the one-year look forward period following the date that the condensed consolidated financial statements are issued. The Company expects to continue to generate operating losses and negative cash flows from operations. Based on these conditions, the Company has determined that substantial doubt exists regarding its ability to continue as a going concern for the one-year period following the date these condensed consolidated financial statements are issued. To sustain its future operations beyond such one-year period, the Company will require additional funding. The Company expects to finance its cash needs through a combination of public or private equity or debt financings, government grants, and other sources, which may include collaborations, strategic alliances and licensing arrangements with third parties. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and the Company could be forced to delay, reduce, or eliminate some or all of its research, clinical trials, product development or future commercialization efforts, which could materially adversely affect its business prospects or its ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards set by the FASB. The FASB sets generally accepted accounting principles (GAAP) that the Company follows to ensure its financial condition, results of operations, and cash flows are consistently reported. References to GAAP issued by the FASB in these notes to the condensed consolidated financial statements are to the FASB ASC. The Company has reclassified certain amounts relating to its prior period results to conform to its current period presentation.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity (deficit) for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K on file with the SEC.

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

Restricted Cash

The Company had $0.3 million of restricted cash as of both June 30, 2024 and December 31, 2023, which represents cash held as a security deposit under the terms of the Company’s Needham, Massachusetts facility lease.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which amends guidance in ASC 280, Segment Reporting. The amendments in this ASU expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment, among other disclosure requirements. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2023-07 may have on its condensed consolidated financial statements and related disclosures.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	FAIR VALUE MEASUREMENTS AS OF JUNE 30, 2024 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	14,248	14,248
Total	$—	$—	$14,248	$14,248

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2023 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	916	916
Total	$—	$—	$916	$916

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined by Level 3 inputs (in thousands):

SERIES B WARRANT LIABILITY
Balance at December 31, 2023	$916
Change in fair value	13,332
Balance at June 30, 2024	$14,248

4. Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	JUNE 30, 2024	DECEMBER 31, 2023
Laboratory equipment	$1,219	$1,209
Manufacturing equipment	733	730
Furniture and fixtures	159	159
Networking and computer equipment	88	88
Leasehold improvements	3,109	3,109
Total fixed assets	$5,308	$5,295
Less: accumulated depreciation	(2,589)	(2,089)
Fixed assets, net	$2,719	$3,206

Depreciation expense was $0.2 million and $0.5 million for each of the three and six months ended June 30, 2024 and 2023, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	JUNE 30, 2024	DECEMBER 31, 2023
Payroll and employee related expenses	$2,021	$2,017
Third-party research and development expenses	530	1,811
Professional fees and other	664	528
	$3,215	$4,356

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

During the three and six months ended June 30, 2024, the Company recorded interest expense relating to the Loan Agreement of $0.5 million and $1.2 million, respectively. During the three and six months ended June 30, 2023, the Company recorded interest expense relating to the Loan Agreement of $0.6 million and $1.2 million, respectively. The weighted average effective interest rate as of June 30, 2024 was 11.56%.

The Company incurred $89,000 of debt issuance costs and will incur a $0.9 million final payment fee, which were recorded as debt discount and are being amortized over the term of the Loan Agreement. The scheduled principal payments and net carrying amount of the term loan are as follows (in thousands):

YEAR ENDING DECEMBER 31,
2024 (remaining six months)	$5,000
2025	10,000
2026	833
Total principal	15,833
Final payment fee	900
Less: debt discount	(989)
Accretion of debt discount	770
Net carrying amount	16,514
Less current portion	(9,809)
Long-term portion	$6,705

The carrying value of the Company's term loan approximates fair value.

7. Other Long-Term Debt

Periphagen Note

On December 9, 2019, the Company entered into a series of asset purchase agreements with Periphagen, Inc. (Periphagen), a biopharmaceutical company focused on the development of gene therapy vectors. Under the terms of the asset purchase agreements, the Company assumed a $1.0 million promissory note bearing a contractual interest rate of 2% compounded annually, with the outstanding balance and accrued interest due upon maturity in November 2027, with no interim installments due. The estimated market rate for the Company for an unsecured loan with a maturity in November 2027 was determined to be 15.83% as of December 9, 2019. Although the Company does not have a public credit rating, management estimates a CCC credit rating based on the Company’s financial position and stage of development. Using the commensurate rate for a CCC rated company and based on the amount due at maturity, the present value of the future cash outflow was determined to be $0.4 million at the transaction date. As of June 30, 2024, the carrying value of the note is $0.8 million. The carrying value of the note approximates fair value. Upon maturity, the Company will pay Periphagen $1.4 million for the outstanding balance and accrued interest due.

8. Lease

On February 4, 2019, the Company signed a lease agreement for its corporate headquarters at 117 Kendrick Street in Needham, Massachusetts. The facility consists of a 15,197 square foot property which houses the corporate, clinical, laboratory and manufacturing operations for the Company. The lease term ends on August 31, 2026.

For the three and six months ended June 30, 2024, the Company recorded $90,000 and $0.2 million, respectively, of operating lease cost, and for the three and six months ended June 30, 2024, the Company recorded $44,000 and $83,000, respectively, of variable lease cost. The total lease expense for each of the three and six months ended June 30, 2024 was $0.1 million and $0.3 million, respectively.

For the three and six months ended June 30, 2023, the Company recorded $90,000 and $0.2 million, respectively, of operating lease cost, and for the three and six months ended June 30, 2023, the Company recorded $35,000 and $85,000, respectively, of variable lease cost. The total lease expense for the three and six months ended June 30, 2023 was $0.1 million and $0.3 million, respectively.

Cash paid for amounts included in the lease liability for each of the three and six months ended June 30, 2024 and 2023 was $0.1 million and $0.3 million, respectively.

	SIX MONTHS ENDED JUNE 30,
Other Information	2024	2023
Operating cash flows used for operating leases	$296	$289
Weighted-average remaining lease term (years)	2.2	3.2
Weighted-average incremental borrowing rate	7.02%	7.02%

The future lease payments under non-cancelable leases at June 30, 2024, are as follows (in thousands):

2024	301
2025	613
2026	415
Total future lease payments	1,329
Less: imputed interest	(92)
Total lease liability	$1,237

9. Common Stock

Common Stock

Common shares are voting and dividends may be paid when, as and if declared by the board of directors.

Common Stock Reserved

The Company has reserved the following shares of common stock for future issuance as of:

	JUNE 30, 2024	DECEMBER 31, 2023

Stock options outstanding	4,676,338	5,666,621
Unvested restricted stock	1,603,462	2,526,432
Shares available for future grant under stock option plan	1,940,642	252,053
Warrants	7,507,708	7,507,708
	15,728,150	15,952,814

Shelf Registration and At-the-Market Offerings

On August 5, 2022, the Company filed the Shelf with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf. The Shelf was declared effective by the SEC on August 12, 2022. As of June 30, 2024, the Company has sold and issued 584,890 shares of common stock under the ATM Program, with total net proceeds of $3.6 million. Subsequent to June 30, 2024 and through August 5, 2024, the Company has sold and issued 683,851 additional shares of common stock under the ATM Program, with total net proceeds of $4.1 million.

10. Warrants

The Company has the following warrants outstanding for the purchase of common stock as of June 30, 2024 and December 31, 2023:

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

The Company recorded the Series B Warrants as a component of stockholder’s equity at the time of issuance at their estimated fair value of $2.1 million and recorded the Conditional Series B Warrants as a liability on the condensed consolidated balance sheet as the number of shares used to calculate the settlement is not a fixed number of shares. The Conditional Series B Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The Company will continue to recognize changes in the fair value of the Conditional Series B Warrants until each Conditional Series B Warrant is exercised, expires or qualifies for equity classification. The warrant liability fair value was $14.2 million and $0.9 million as of June 30, 2024 and December 31, 2023, respectively.

NC Ohio Trust Warrants

On March 20, 2019, the Company established the NC Incorporated Ohio Trust, an irrevocable trust funded by the Company. The beneficiary in the trust agreement has provided past services to the Company for more than 15 years and is a non-employee. The warrant provides the beneficiary the right to purchase 162,740 shares of the Company’s common stock, $0.01 par value at an exercise price of $1.46 per share, subject to adjustments as specified in the warrant agreement. The Company recognizes the warrants as compensation expense within the condensed consolidated statement of operations and comprehensive loss when the warrants are granted or at the service inception date if the service inception date precedes the grant date. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value previously used at the service inception date or subsequent reporting dates. As of June 30, 2024 and December 31, 2023, a grant date was not established as there was not a mutual understanding of key terms. The Company remeasures the fair value of the award at each reporting date, as the service date preceded the grant date. The value of the warrants for 162,740 shares of common stock was $0.9 million and $0.2 million as of June 30, 2024 and December 31, 2023, respectively, and was recorded as stock compensation expense within research and development expense and a credit to stockholders’ equity in the condensed consolidated financial statements.

11. Stock Options, Restricted Stock and Stock-Based Compensation

Equity Incentive Plans

The Company’s 2015 Stock Plan, as amended, (the 2015 Plan) provides for the Company to sell or issue common shares or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. The 2015 Plan is administered by the board of directors and exercise prices, vesting and other restrictions are determined at its discretion. All stock option grants are non-statutory stock options except option grants to employees intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant, as determined in good faith by the board of directors at its sole discretion. Nonqualified stock options may be granted at an exercise price established by the board of directors at its sole discretion and the vesting periods may vary. Vesting periods are generally four years and are determined by the board of directors. Stock options become exercisable as they vest. Options granted under the 2015 Plan expire no more than ten years from the date of grant. As of June 30, 2024, there are no shares available for grants under the 2015 Plan and the 2015 Plan continues to govern the terms and conditions of the outstanding awards under the 2015 Plan.

On July 14, 2021, the Company’s 2021 Equity Incentive Plan (the 2021 Plan) was approved by the Company’s stockholders, and became effective upon completion of the IPO and serves as the successor to the 2015 Plan. 6,653,719 shares of common stock are reserved under the 2021 Plan, of which 1,940,642 shares remain available for future grants as of June 30, 2024.

Stock Options

Stock option activity is summarized as follows:

	NUMBER OF STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2023	5,666,621	$2.47	6.61
Granted	181,420	4.18
Exercised	(684,873)	1.78
Cancelled, forfeited or expired	(486,830)	3.39
Outstanding as of June 30, 2024	4,676,338	$2.54	7.09	$17,389
Exercisable as of June 30, 2024	3,393,301	$2.42	6.59	$13,041
Unvested as of June 30, 2024	1,283,037	$2.86	8.41	$4,348

The 2015 Plan, permits participants to use common stock they previously acquired to pay for the exercise of stock options based upon the fair value on the date of exercise. In connection with the exercise of stock options to purchase 306,518 shares of our common stock at an exercise price of $1.46, option holders tendered 122,608 shares of our common stock previously acquired in consideration of the full aggregate exercise price in accordance with the terms of the option and the 2015 Plan. The shares tendered are recorded as treasury stock within the Company’s condensed consolidated financial statements at June 30, 2024.

The fair value of stock options granted was estimated on the grant date using the Black-Scholes option pricing model based on the following assumptions:

	SIX MONTHS ENDED JUNE 30,
	2024	2023
Expected option life (years)	5.50 - 6.08	5.48 - 6.08
Risk-free interest rate	4.21% - 4.32%	3.50% - 4.13%
Expected volatility	99.30% - 114.68%	91.33% - 94.51%
Expected dividend yield	0%	0%

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The total intrinsic value of stock options exercised during the six months ended June 30, 2024 and 2023 was $3.0 million and zero, respectively.

Restricted Stock Units

Under the terms of the restricted stock unit agreements covering the common stock, shares of common stock related to restricted stock units are subject to time-based vesting. The restricted stock units will immediately be forfeited to the Company if the relationship between the recipient and the Company ceases.

Restricted stock activity is summarized as follows:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Unvested at December 31, 2023	2,526,432	$1.06
Granted	—	$—
Vested	(703,427)	$0.98
Forfeited	(219,543)	$1.13
Unvested at June 30, 2024	1,603,462	$1.09

The aggregate fair value of restricted stock units that vested during the six months ended June 30, 2024 and 2023 was $4.4 million and zero, respectively.

Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Research and development	$1,269	$302	$1,822	$613
General and administrative	572	431	1,062	853
Total stock-based compensation expense	$1,841	$733	$2,884	$1,466

As of June 30, 2024, total unrecognized compensation cost related to unvested stock-based awards was $3.9 million, which is expected to be recognized over a weighted average period of 1.92 years.

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

13. Technology License Agreement

On January 20, 2018 the Company entered into an exclusive option agreement (Option Agreement) with MGB. Pursuant to the Option Agreement, the Company has obtained the exclusive right from MGB to negotiate an exclusive license to make, develop and commercialize rQNestin, a genetically modified oncolytic herpes simplex virus for the treatment of certain types of cancers. Pursuant to the Option Agreement, the Company will support a clinical trial to be conducted at MGB pursuant to the terms of a clinical trial agreement to be negotiated and the Company has committed to remitting $0.8 million in support of such clinical trial over the course of approximately three years. Upon execution of the Option Agreement, the Company remitted a non-refundable fee of $40,000 to MGB to be applied toward the Company’s on-going obligations to reimburse patent expenses. During the six months ended June 30, 2024 and 2023, the Company did not expense any startup and patient fees for clinical trials performed by MGB.

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

As of June 30, 2024, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

15. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Numerator:	2024	2023	2024	2023
Net loss	$(22,237)	$(9,614)	$(30,458)	$(18,409)
Denominator:
Weighted-average shares of common stock outstanding – basic and diluted	29,878,210	28,919,810	29,537,874	28,919,810
Net loss per share – basic and diluted	$(0.74)	$(0.33)	$(1.03)	$(0.64)

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

	AS OF JUNE 30,
	2024	2023
Outstanding warrants for common stock	7,507,708	7,507,708
Outstanding stock options (as converted to common stock)	4,676,338	6,423,535
Unvested restricted stock	1,603,462	612,366
	13,787,508	14,543,609

16. Corporate Restructuring

In November 2023, the Company’s board of directors authorized a restructuring plan to focus on key clinical data readouts for CAN-2409 and continuation and expansion of development of CAN-3110 as well as the enLIGHTENTM Discovery Platform, which resulted in a reduction of the Company’s workforce by approximately 45%. Each affected employee’s separation occurred in December 2023. As a result, the Company incurred costs of $0.7 million related to severance benefits for the affected employees, including severance payments and limited reimbursement of medical insurance premiums. The restructuring plan was completed in the first quarter of 2024 when the final severance payments of $46,000 were made.

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
o
A phase 2 randomized, double-blind, placebo-controlled clinical trial in the United States evaluating 187 patients with low-to-intermediate risk, localized prostate cancer undergoing active surveillance. We completed enrollment of this trial in May 2019, and we expect to report topline data in the fourth quarter of 2024.
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
o
In May 2024, we announced topline data that showed prolonged overall survival in our phase 2 clinical trial of CAN-2409 plus valacyclovir, together with immune checkpoint inhibitor (ICI) therapy in patients with Stage III/IV NSCLC inadequately responding to ICI (anti-PD-L1) therapy (as of an April 1, 2024 data cut-off):

▪
mOS of 20.6 months was observed following two administrations of CAN-2409 plus valacyclovir in NSCLC patients with progressive disease despite ICI therapy, compared to published results of mOS of 11.6 months observed with standard of care docetaxel-based chemotherapy in a similar patient population (Reckamp K et al. J Clin Onc 2022;40:2295-2306). Improved mOS was observed in both PD-L1 negative and PD-L1 positive tumors in patients with progressive disease (N=37 patients in cohort 2 for which PD-L1 status at baseline was available). mOS of 22.0 months was observed across all patients (n=46) who had an inadequate response to ICI and who received two administrations of CAN-2409.
▪
Treatment with CAN-2409 resulted in systemic activation of the immune response, including increased numbers of effector and cytotoxic T cells as well as elevated levels of inflammatory soluble mediators.
▪
Increase in the number of circulating CD8+ cytotoxic T cells, CD4+ effector, and central memory T cells as well as elevated levels of soluble granzymes B and H, observed after the second injection of CAN-2409, were associated with subsequent prolonged survival, providing mechanistic evidence for the “priming-booster” activity of two administrations of CAN-2409 and novel early biomarkers of long-term clinical response.
▪
Activation of the systemic immune response was associated with shrinkage of uninjected lesions (abscopal response). 71.4% of patients with metastatic disease and at least one uninjected tumor (n=35) experienced a beneficial effect from CAN-2409 treatment on both injected and uninjected tumors. When using a threshold of >5% decrease, more than 60% of patients still showed an abscopal response.
▪
As of the cut-off date, treatment with CAN-2409 in NSCLC continued to exhibit a favorable safety and tolerability profile. There were no dose-limiting toxicities or grade 4 or higher treatment-related adverse events (TRAEs); the majority of TRAEs were grade 1 or 2, and there were three grade 3 TRAEs (1 pyrexia, 2 pneumonitis).
▪
We expect to present updated overall survival data for CAN-2409 in NSCLC in the first quarter of 2025.
•
Pancreatic Cancer
o
We have initiated a randomized phase 2 clinical trial in the United States and Mexico evaluating the activity of CAN-2409 in borderline resectable and locally advanced pancreatic ductal adenocarcinoma (PDAC). Initial positive phase 2 data revealed notable clinical improvements in patients with borderline resectable PDAC following CAN-2409 plus prodrug together with SoC chemoradiation. In March 2023, in connection with our cost management and dynamic portfolio management initiatives, we elected to pause new enrollment in this randomized phase 2 clinical trial, subject to additional funding. Despite the pause in new patient enrollment, we presented initial positive interim overall survival and immunological biomarker clinical data at the Society for Immunotherapy of Cancer (SITC) Annual Meeting in the fourth quarter of 2023. In December 2023, we announced that the FDA granted fast track designation for CAN-2409 plus valacyclovir for the treatment of patients with PDAC to improve overall survival. In April 2024, we announced updated positive overall survival data and also announced that the FDA has granted orphan drug designation for CAN-2409 for the treatment of pancreatic cancer.
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
•
Importantly, 4 out of 7 patients who received CAN-2409 were still alive at the time of data cutoff, with 2 patients surviving more than 50.0 months from enrollment. Only 1 out of 6 patients, randomized to control SoC chemotherapy alone, remained alive at data cutoff (alive at 50.6 months).
▪
Biomarker data analysis demonstrated:
•
Consistent and robust activation of immune response after dosing with CAN-2409.

•
In pancreatic tissue of patients treated with CAN-2409 plus prodrug together with SoC (but not SoC alone), dense aggregates of CD8+ granzyme B positive cytotoxic T cells, dendritic cells, and B cells were observed within the tumor microenvironment. These lymphocyte aggregates resemble tertiary lymphoid structures, whose formation in solid tumors is known to be associated with improved prognosis and better response to therapy.
•
Increased levels of soluble granzymes B and H as well as pro-inflammatory cytokines, including IFN-γ, were observed in peripheral blood after CAN-2409 treatment, but not after SoC.
▪
Safety analysis:
•
Addition of CAN-2409 regimen to SoC was generally well tolerated, with no dose-limiting toxicities, including no cases of pancreatitis.
▪
We expect to share updated overall survival data for CAN-2409 in PDAC in the first quarter of 2025.

Our lead HSV-based product candidate, CAN-3110, is currently in an ongoing investigator-sponsored phase 1b clinical trial in our initial target indication of recurrent high-grade glioma (HGG). Patients recruited in this study have previously failed SoC treatment and have a poor prognosis (expected overall survival < 6-9 months). In February 2024, we announced that the FDA granted fast track designation for CAN-3110 for the treatment of patients with recurrent HGG to improve overall survival. In May 2024, we also announced that the FDA has granted orphan drug designation for CAN-3110 for the treatment of recurrent HGG.

Initial overall survival data from this clinical trial was presented in an oral presentation at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2021, and additional biomarker data was reported in an oral presentation at the Society for Neuro-Oncology Annual Meeting in November 2021. During our Research and Development Day in December 2022, we presented updated data demonstrating that a single administration of CAN-3110 was well tolerated with no observed dose-limiting toxicity; achieved 11.6 months mOS; and showed evidence of persistent herpes simplex virus 1 (HSV-1) antigen and HSV-1 replication consistent with mechanism of action as well as robust evidence of immune activation. In May 2023, we presented clinical and biomarker data from this ongoing clinical trial in an oral presentation at the American Society of Gene & Cell Therapy (ASGCT) Annual Meeting where we reported mOS in arm A (n=41) ongoing at 11.8 months and mOS in arm B (n=9) ongoing at 12.0 months as of the April 20, 2023 data cutoff. Safety and tolerability data reported no dose-limiting toxicities in both arm A and arm B. In October 2023, we jointly published an article in Nature that reported extended survival associated with immune activation in patients with recurrent HGG treated with CAN-3110. Notably, new data reported an increased survival in 66% of patients with positivity for anti-HSV1 antibodies (mOS of 14.2 months). Immune status was positively associated with survival both in patients with pre-existing HSV1 antibodies (pre-treatment) and in 33% of patients that, while negative at baseline, developed anti-HSV1 antibodies after a single injection of CAN-3110. Clinical responses were observed in both injected and uninjected lesions in patients with multifocal disease. Significant tumor responses in both arm A and arm B were observed, with continued reduction in tumor volume in a patient in arm B approximately one year after CAN-3110 treatment. Clinical response for this patient continues to date without additional treatment. Analysis of post-treatment samples demonstrated evidence of persistent HSV antigen expression and replication in both injected and uninjected tumor tissue associated with CD8+ T cell infiltration. The extent of immune activation, measured by gene profiling and quantification of immune cells in post-treatment specimens, was associated with the presence of anti-HSV1 antibodies and survival. Survival was also associated with the diversity of the T cell repertoire in circulating T cells, suggesting that patients treated with CAN-3110 were able to mount a diverse immune response against the virus and tumor antigens released during the oncolytic process had improved survival.

We are conducting an extension of the clinical trial known as arm C, in which patients with recurrent HGG will receive a repeat dosing regimen of CAN-3110 (up to six injections over four months). Clinical data from arm C will help evaluate whether multiple injections can increase mOS. This clinical trial extension is supported by the Break Through Cancer foundation. In June 2024, a poster presentation at the ASCO Annual Meeting showed additional detail from the arm C portion of the study, which incorporates two sub-cohorts of six patients each. To date, we have dosed six patients with multiple injections of CAN-3110 (up to six injections over a period of four months), completing cohort 1 of arm C. No dose-limiting toxicities or severe adverse events were observed. More than 300 core biopsies were obtained from all six patients, across the planned dose ranging time points, which were processed for “-omic” analysis, including single-cell RNA sequencing and cell profiling. Updated phase 1b data from the patients in cohort 1/arm C for CAN-3110 in recurrent HGG is expected in the second half of 2024.

We are also designing additional novel viral immunotherapy candidates using our proprietary enLIGHTEN™ Discovery Platform, a systematic, iterative HSV-based discovery platform leveraging human biology and advanced analytics to create new viral immunotherapy candidates for solid tumors. In October 2022, we entered into a collaboration with the University of Pennsylvania (UPenn) Center for Cellular Immunotherapies to study the impact of novel viral immunotherapy candidates based on Candel’s enLIGHTEN™ Discovery Platform to strengthen the activity of UPenn’s investigational CAR-T cell therapies in difficult to treat solid tumors. In November 2023, during the SITC 2023 Annual Meeting, we presented two posters describing the key elements of the platform and the development of the first experimental agent from the enLIGHTEN Discovery Platform. The first agent based on enLIGHTEN™, Alpha-201 Macro1, is an investigational viral immunotherapy designed to interfere with the CD47/SIRPα pathway and activate innate immune surveillance. Results demonstrated monotherapy activity of this agent following local administration in a preclinical model of lung and breast cancer. Additional preclinical data presented at SITC confirmed the capability of the enLIGHTEN™ Advanced Analytics suite to predict optimal gene payload combinations to arm viral vectors, that enable the design of potential combination therapeutics to overcome tumor resistance especially in cancers resistant to ICI treatment.

In April 2024, during the American Association for Cancer Research's 2024 Annual Meeting, we presented data on a second preclinical candidate from the enLIGHTEN™ Discovery Platform, a first-in-class multimodal immunotherapy for induction of tertiary lymphoid structures, being developed as a novel therapeutic strategy for solid tumors. Data presented included preclinical in vivo evidence of monotherapy activity of this preclinical candidate as well as activity when administered in combination with immune checkpoint inhibitors (improved survival as compared to PD-1 only treated mice).

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

Our cash and cash equivalents were $21.5 million as of June 30, 2024. In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), 205-40, Presentation of Financial Statements - Going Concern, we are required to assess our ability to continue as a going concern for the one-year look forward period following the date that the condensed consolidated financial statements are issued. Based on our current operating plan and existing cash and cash equivalents, we determined that substantial doubt exists regarding our ability to continue as a going concern for the one-year period following the date these condensed consolidated financial statements are issued. To sustain its future operations beyond such one-year period, we will require additional funding. We expect to finance our cash needs through a combination of public or private equity or debt financings, government grants, and other sources, which may include collaborations, strategic alliances and licensing arrangements with third parties. There is no assurance that we will be successful in obtaining sufficient funding on acceptable terms, if at all, and could be forced to delay, reduce, or eliminate some or all of its research, clinical trials, product development or future commercialization efforts, which could materially adversely affect our business prospects or our ability to continue as a going concern.

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

Periphagen. On December 9, 2019, we entered into a series of agreements, including an exclusive license agreement, a novation agreement, an equipment purchase agreement and an intellectual property assignment agreement, collectively the Periphagen Agreements, with Periphagen, whereby we acquired certain assets and licensed certain rights (including specified patent rights and know-how, or the Licensed IP Rights) of Periphagen, primarily consisting of exclusive rights to their technology platform and a portfolio of preclinical, development stage virus vectors. The primary classes of assets are HSV-derived assets expressing neurotrophin-3 (or NT-3 Assets) and other HSV-derived assets (Gene Transfer Neuro-Assets). Under the license agreement, Periphagen granted us a worldwide exclusive license with the right to grant sublicenses through multiple tiers under the Licensed IP Rights to conduct research and to develop, make, have made, use, have used, offer for sale, have sold, export and import products incorporating the Licensed IP Rights in all fields of use except the treatment, diagnosis, and prevention of nononcologic skin diseases and conditions (including use as an aesthetic).

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

Corporate Restructuring

In November 2023, our board of directors authorized a restructuring plan to focus on key clinical readouts for CAN-2409 and continuation and expansion of development of CAN-3110 as well as the enLIGHTENTM Discovery Platform, which resulted in a reduction of our workforce by approximately 45%. Each affected employee’s separation occurred in December 2023. As a result, we incurred costs of $0.7 million related to severance benefits for the affected employees, including severance payments and limited reimbursement of medical insurance premiums. The restructuring plan was completed in the first quarter of 2024 when the final severance payments of $46,000 were made.

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

Realization of future tax benefits is dependent on many factors, including our ability to generate taxable income within the NOL period. Our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and certain tax credits. Management has considered our history of cumulative net losses incurred since inception, as well as our lack of product revenue since inception, and has determined that it is more likely than not that we will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at June 30, 2024 and December 31, 2023.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2024	2023	CHANGE
Operating expenses:
Research and development	$4,979	$5,934	$(955)
General and administrative	3,592	3,645	(53)
Total operating expenses	8,571	9,579	(1,008)
Loss from operations	(8,571)	(9,579)	1,008
Grant income	—	12	(12)
Interest income	240	453	(213)
Interest expense	(567)	(644)	77
Change in fair value of warrant liability	(13,339)	144	(13,483)
Net loss	$(22,237)	$(9,614)	$(12,623)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	THREE MONTHS ENDED JUNE 30,		INCREASE
	2024	2023	(DECREASE)
Employee-related	$3,411	$3,303	$108
Clinical development	921	1,848	(927)
Depreciation of fixed assets	247	233	14
Pre-clinical research	149	235	(86)
Occupancy	132	125	7
Recruiting	—	120	(120)
Other	119	70	49
	$4,979	$5,934	$(955)

Research and development expenses decreased $0.9 million from $5.9 million for the three months ended June 30, 2023 to $5.0 million for the three months ended June 30, 2024. The decrease was primarily attributable to a $0.9 million decrease in clinical development costs driven by decreased regulatory, manufacturing and clinical trial costs for CAN-2409 programs and a $0.1 million decrease in recruiting costs. These decreases were partially offset by a $0.1 million increase in employee-related costs driven by an increase of $1.0 million in stock based compensation costs, which was partially offset by a $0.9 million decrease in payroll related costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	THREE MONTHS ENDED JUNE 30,		INCREASE
	2024	2023	(DECREASE)
Employee-related	$1,867	$1,808	$59
Professional and consulting fees	1,208	1,032	176
Insurance	320	451	(131)
Occupancy	46	36	10
Recruiting	—	116	(116)
Other	151	202	(51)
	$3,592	$3,645	$(53)

General and administrative expenses were $3.6 million for each of the three months ended June 30, 2024 and 2023. The small decrease was primarily attributable to a $0.1 million decrease in the cost of directors and officers insurance and a $0.1 million decrease in recruiting expenses. These decreases were partially offset by a $0.2 million increase in professional and consulting fees.

Grant Income

Grant income was zero and $12,000 for the three months ended June 30, 2024 and 2023, respectively. Grant income for the three months ended June 30, 2023 relates to the recognition of income from a grant from the Massachusetts Life Sciences Center.

Interest Income

Interest income was $0.2 million for the three months ended June 30, 2024, compared to interest income of $0.5 million for the three months ended June 30, 2023, and represents earnings on our cash equivalents. The decrease in interest income is the result of interest being generated on a lower cash equivalents balance for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Interest Expense

Interest expense was $0.6 million for each of the six months ended June 30, 2024 and 2023, and represents interest expense on our outstanding debt obligations.

Change in Fair Value of Warrant Liability

The change in fair value of our warrant liability was an increase of $13.3 million for the three months ended June 30, 2024, compared to a decrease of $0.1 million for the three months ended June 30, 2023. The change in fair value of the warrant liability is primarily driven by changes in the underlying value of our stock price.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2024	2023	CHANGE
Operating expenses:
Research and development	$9,081	$11,403	$(2,322)
General and administrative	7,392	7,809	(417)
Total operating expenses	16,473	19,212	(2,739)
Loss from operations	(16,473)	(19,212)	2,739
Grant income	—	24	(24)
Interest income	560	1,164	(604)
Interest expense	(1,213)	(1,253)	40
Change in fair value of warrant liability	(13,332)	868	(14,200)
Net loss	$(30,458)	$(18,409)	$(12,049)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	SIX MONTHS ENDED JUNE 30,		INCREASE
	2024	2023	(DECREASE)
Employee-related	$6,139	$6,728	$(589)
Clinical development	1,747	3,209	(1,462)
Depreciation of fixed assets	495	460	35
Occupancy	261	265	(4)
Pre-clinical research	201	327	(126)
Recruiting	—	212	(212)
Other	238	202	36
	$9,081	$11,403	$(2,322)

Research and development expenses decreased $2.3 million from $11.4 million for the six months ended June 30, 2023 to $9.1 million for the six months ended June 30, 2024. The decrease was primarily attributable to a $1.5 million decrease in clinical development costs driven by decreased regulatory, manufacturing and clinical trial costs for CAN-2409 programs and a $0.6 million decrease in employee-related expenses due to the corporate restructuring in the fourth quarter of 2023. The $0.6 million decrease in employee-related costs was driven by a decrease of $1.8 million in payroll related costs, which was partially offset by a $1.2 million increase in stock based compensation expense.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	SIX MONTHS ENDED JUNE 30,		INCREASE
	2024	2023	(DECREASE)
Employee-related	$3,506	$4,062	$(556)
Professional and consulting fees	2,876	2,198	678
Insurance	641	900	(259)
Occupancy	91	76	15
Recruiting	—	159	(159)
Other	278	414	(136)
	$7,392	$7,809	$(417)

General and administrative expenses decreased $0.4 million from $7.8 million for the six months ended June 30, 2023 to $7.4 million for the six months ended June 30, 2024. The decrease was primarily attributable to a $0.6 million decrease in employee-related expenses due to the corporate restructuring in the fourth quarter of 2023 and a $0.3 million decrease in the cost of directors and officers insurance. These decreases were partially offset by a $0.7 million increase in professional and consulting fees.

Grant Income

Grant income was zero and $24,000 for the six months ended June 30, 2024 and 2023, respectively. Grant income for the six months ended June 30, 2023 relates to the recognition of income from a grant from the Massachusetts Life Sciences Center.

Interest Income

Interest income was $0.6 million for the six months ended June 30, 2024, compared to interest income of $1.2 million for the six months ended June 30, 2023, and represents earnings on our cash equivalents. The decrease in interest income is the result of interest being generated on a lower cash equivalents balance for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Interest Expense

Interest expense was $1.2 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively, and represents interest expense on our outstanding debt obligations.

Change in Fair Value of Warrant Liability

The change in fair value of our warrant liability was an increase of $13.3 million for the six months ended June 30, 2024, compared to a decrease of $0.9 million for the six months ended June 30, 2023. The change in fair value of the warrant liability is primarily driven by changes in the underlying value of our stock price.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials for our product candidates, developing our manufacturing capabilities which may include the cost of establishing a relationship with contract manufacturers to support commercial launch of our product candidate CAN-2409 and costs associated with equipping our laboratory and manufacturing facility to support clinical trials and commercialization and providing general and administrative support for our operations, including the cost associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. Based on current plans and assumptions, we expect that our existing cash and cash equivalents will be sufficient to fund our current operating plan into the first quarter of 2025.

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from government grants and proceeds from the sale of convertible notes, common stock, and our convertible preferred stock. As of June 30, 2024, we have raised approximately $165.7 million, including $15.6 million of government grants, $66.1 million from the sale of convertible preferred stock, $82.7 million from the sale of our common stock, and $1.3 million from stock option exercises. Our cash and cash equivalents totaled $21.5 million as of June 30, 2024. We had $17.3 million of debt as of June 30, 2024. As of June 30, 2024, we have raised $3.6 million under our ATM Program (as defined below). Subsequent to June 30, 2024 and through August 5, 2024, we have raised an additional $4.1 million of net proceeds under our ATM Program.

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

On August 5, 2022, we filed a shelf registration statement on Form S-3 (as amended, the Shelf) with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the ATM Program). The Shelf was declared effective by the SEC on August 12, 2022. As of August 5, 2024, we have sold and issued 1,268,741 shares of common stock under the ATM Program, with total net proceeds of $7.7 million.

As of June 30, 2024, we had an accumulated deficit of $167.5 million and have not generated any product sales. We do not know when, or if, we will generate revenue from product sales. We will not generate significant revenue from product sales unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical and contract manufacturing costs, legal and other regulatory expenses, and general overhead costs. We expect that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to risks in the development of our products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2024	2023
Net cash used in operating activities	$(14,636)	$(18,014)
Net cash used in investing activities	(13)	(150)
Net cash provided by financing activities	690	—
Net decrease in cash and cash equivalents	$(13,959)	$(18,164)

Cash Flows for the six months ended June 30, 2024 and 2023

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $14.6 million, primarily consisting of a net loss of $30.5 million as we incurred expenses associated with our clinical programs and incurred costs associated with operating as a public company. We had non-cash charges of $17.1 million primarily related to the $13.3 million change in the fair value of our warrant liability and non-cash stock compensation. Net cash used in operating activities was also impacted by $1.2 million in changes in operating assets and liabilities, primarily driven by a decrease of $1.1 million in accrued expenses.

Net cash used in operating activities for the six months ended June 30, 2023 was $18.0 million, primarily consisting of a net loss of $18.4 million as we incurred expenses associated with our clinical programs, increased our headcount and incurred costs associated with operating as a public company. In addition, we had non-cash income of $0.9 million as a result of the change in the fair value of our warrant liability. Non-cash income was offset by $2.3 million in non-cash charges primarily related to non-cash stock compensation and depreciation expense. Net cash used in operating activities was also impacted by $1.1 million in changes in operating assets and liabilities, primarily driven by a decrease of $1.2 million in accrued expenses.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was $13,000 and consisted of the purchase of fixed assets.

Net cash used in investing activities for the six months ended June 30, 2023 was $0.2 million and consisted of the purchase of fixed assets, which was partially offset by proceeds from the sale of fixed assets.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $0.7 million and consisted of $1.2 million of proceeds from option exercises and $3.6 million of net proceeds from the issuance of common stock under our ATM Program, partially offset by $4.2 million of principal payments on our term loan with SVB.

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

We believe that our existing cash and cash equivalents as of June 30, 2024, will enable us to fund our operating expenses and capital expense requirements into the first quarter of 2025. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Obligations and Commitments

Our primary contractual obligations are our facility lease, the Loan Agreement with SVB, and the Periphagen Note. The table below summarizes the contractual obligations that will become due as of June 30, 2024 (in thousands):

	PAYMENTS DUE BY PERIOD
	(in thousands)
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS
Operating lease obligation (1)	$1,329	$605	$724	$—
Loan Agreement with SVB (2)	18,207	11,256	6,951	—
Periphagen Note (3)	1,352	—	—	1,352
Total	$20,888	$11,861	$7,675	$1,352

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

During the three and six months ended June 30, 2024, there were no material changes to our critical accounting estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2023. For a full discussion of these estimates, see “Critical Accounting Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated under the laws of the State of Delaware in June 2003. Since inception, we have focused substantially all of our efforts and financial resources on raising capital and developing our initial product candidates. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors in private equity financings and from the proceeds of the sale of our common stock. From our inception through June 30, 2024, we raised an aggregate of $148.8 million of gross proceeds from such transactions. In addition, in February 2022, we borrowed $20.0 million under the Loan Agreement with SVB. As of June 30, 2024, our cash and cash equivalents were $21.5 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $167.5 million as of June 30, 2024. For the six months ended June 30, 2024 and 2023, we reported net losses of $30.5 million and $18.4 million, respectively. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to do so in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

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

We expect that our existing cash and cash equivalents will be sufficient to fund our current operating plan into the first quarter of 2025. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

As of June 30, 2024, our cash and cash equivalents were $21.5 million. Based on our current business plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the quarter ended June 30, 2024 are issued and we need to raise significant amounts of additional funding to complete all of our ongoing trials and execute on our business plan. Financing may not be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. In addition, our efforts to raise additional capital may divert our management from their day-to-day activities, which may adversely affect our ability to develop our product candidates in a timely manner.

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

If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA fast track designation for a particular indication. We have been granted fast track designation for the use of CAN-2409 for: (1) the treatment of localized, primary prostate cancer in combination with radiation therapy to improve the local control rate; (2) with valacyclovir in combination with pembrolizumab in order to improve survival or delay progression in patients with stage III/IV NSCLC who are resistant to first line PD-(L)1 inhibitor therapy and who do not have activating molecular driver mutations; and (3) with prodrug (valacyclovir) for the treatment of patients with pancreatic ductal adenocarcinoma (PDAC) to improve overall survival. CAN-3110 was also granted fast track designation for the treatment of patients with recurrent HGG to improve overall survival. We may also seek fast track designation for certain of our future product candidates, as appropriate. However, there is no assurance that the FDA will grant this status to CAN-3110, CAN-2409, or any of our proposed product candidates. Marketing applications filed by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even though we have received fast track designation for CAN-2409 and CAN-3110 or even if we receive fast track designation for our future product candidates or additional indications in CAN-2409 and CAN-3110, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any fast track designation at any time.

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

We have received orphan drug designation from the FDA for CAN-2409 for the treatment of pancreatic cancer and for CAN-3110 for the treatment of recurrent HGG. We may seek orphan drug designation from regulatory authorities in other jurisdictions for CAN-2409 and CAN-3110, and we may seek orphan drug designation for our other product candidates. In any of these instances, we may not receive the requested designation or we may be unable to realize the benefits associated with orphan drug designation, including the potential for market exclusivity.

We have received orphan drug designation from the FDA for CAN-2409 for the treatment of pancreatic cancer and for CAN-3110 for the treatment of recurrent HGG. Even if CAN-2409 or CAN-3110 were to obtain orphan drug exclusivity for this use upon marketing approval by the FDA, the benefit of that exclusivity may be limited if the approval is in an indication that is broader than the orphan-designated indication, or exclusivity could be revoked under certain circumstances, for example if the FDA later determines that the request for designation was materially defective or if the sponsor is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, orphan drug exclusivity may not effectively protect the product from competition during the exclusivity period because different drugs with different active moieties can be approved for the same condition, and the same product can be approved for different uses. Also, the FDA may grant approval to the same drug for the same orphan indication if the second applicant can establish in its application that its product is safer, more effective or otherwise clinically superior to the previously approved product, or if the application holder of the previously approved product consents.

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

Most healthcare providers, including certain research institutions from which we may obtain patient health information, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act. We are not currently classified as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, in the future, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who may enroll in patient assistance programs if we choose to implement such programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.

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

On March 15, 2024, we notified Dr. Aguilar-Cordova that we had uncovered that, during his tenure as Chief Executive Officer and possibly his tenure as Chief Scientific Officer, he allegedly (i) instructed company personnel to falsify sterility testing results that were submitted to the FDA for CAN-2409 and (ii) failed to implement an appropriate and compliant stability testing program for that same program. Upon identifying these deficiencies, we promptly updated our stability testing program to fully bring it into compliance and submitted additional information and data to the FDA regarding both the updated program and our prior testing results. Following an internal review and analysis, we also determined that trial participants who were dosed with CAN-2409 were not placed at risk, and that there was and is no risk to the integrity of our resulting clinical data related to the identified deficiencies. In the March 15, 2024 letter, we also requested that Dr. Aguilar-Cordova resign from the board of directors with immediate effect. On March 26, 2024, Dr. Aguilar-Cordova denied these allegations in response. Dr. Aguilar-Cordova’s term as a director of the Company expired at our 2024 annual meeting of stockholders held on June 26, 2024.

Violations of, or liabilities under, environmental, health and safety laws and regulations could subject us to fines, penalties or other costs that could have a material adverse effect on the success of our business.

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

Any of these third parties may terminate their engagements with us under certain circumstances. We may not be able to enter into alternative arrangements or do so on commercially reasonable terms. In addition, there is a natural transition period when a new CRO begins work. As a result, delays would likely occur, which could negatively impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects.

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

Some of our product candidates are being, and may be, studied in third-party research and clinical trials sponsored by organizations or agencies other than us, or in investigator-sponsored clinical trials, which means we will have minimal or no control over the conduct of such trials and which may adversely affect our ability to obtain marketing approval or certain regulatory exclusivities.

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

We have in the past been and continue to be party to certain transactions with certain entities affiliated with Estuardo Aguilar-Cordova, our founder and former Chief Executive Officer and former Chief Scientific Officer, and Laura Aguilar, our former Chief Medical Officer. For instance, we have entered into an exclusive license agreement with Ventagen, LLC (Ventagen), an entity owned in part (49.5%), though not managed, by Estuardo Aguilar-Cordova and Laura Aguilar, for the use of worldwide patent rights and know-how owned or controlled by us which cover applicable technology utilizing the delivery method of the herpes derived TK protein to tumors or other tissues via a viral vector.

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

As of August 5, 2024, Estuardo Aguilar-Cordova and Laura Aguilar beneficially owned 6,214,995 shares of our common stock, or approximately 19.3% of our total outstanding capital stock as of such date. Accordingly, they will continue to have significant influence over all business decisions, including with respect to such matters as amendments to our charter, other fundamental corporate transactions, such as mergers, asset sales, and the sale of the Company, and otherwise will be able to influence our business and affairs. In connection with the IPO, we adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that may materially adversely affect your rights as a common stockholder. In August 2022, we filed a registration statement on Form S-3 (as amended, the Shelf) pursuant to which we may issue up to $75.0 million in shares of common stock in sales deemed to be “at-the-market offerings” (the ATM Program) as defined by the Securities Act of 1933, as amended (Securities Act), and up to $200.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. As of August 5, 2024, we have sold and issued 1,268,741 shares of common stock under the ATM Program, with total net proceeds of $7.7 million. Any sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause our stock price to decline. During a portion of the three months ended June 30, 2024, we were subject to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75.0 million from issuing securities under a shelf registration statement in excess of one third of such company’s public float in a 12-month period, and we were only able to issue a limited number of shares which aggregate to no more than one-third of our public float using our Shelf. On April 4, 2024, our public float increased above $75.0 million, and as a result, we are no longer subject to the “baby shelf rules.” If our public float is less than $75.0 million on the applicable measurement date in the future, we will again become subject to the baby shelf rules. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of August 5, 2024, we had a total of 32,084,777 shares of common stock outstanding.

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

The existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 57.3% of our outstanding common stock with Estuardo Aguilar-Cordova and Laura Aguilar (together, both directly and indirectly) beneficially owning approximately 19.3% of our outstanding common stock, and with entities and persons affiliated with PBM Capital Group, LLC (PBM Capital), beneficially owning approximately 26.7% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Candel Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2021).

3.2	Amended and Restated Bylaws of Candel Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2021).
3.3	Amendment to Amended and Restated Bylaws of Candel Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 30, 2024).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Candel Therapeutics, Inc.

Date: August 13, 2024	By:	/s/ Paul Peter Tak
Paul Peter Tak
President and Chief Executive Officer
(Principal executive officer)

Date: August 13, 2024	By:	/s/ Charles Schoch
Charles Schoch
Interim Chief Financial Officer (Principal financial officer and principal accounting officer)