Form 10-Q
period 2024-09-30
Candel Therapeutics, Inc.
filed 2024-11-14
CIK 1841387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 4, 2024, the registrant had 32,475,537 shares of common stock, $0.01 par value per share, outstanding.

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
•
Substantial doubt exists about our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient additional funding to finance our operations. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate some of our research, clinical trials, product development, or future commercialization efforts, or initiate steps to cease operations.
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
•
The FDA’s agreement to a Special Protocol Assessment (SPA) with respect to the study design of our phase 3 clinical trial of CAN-2409 in newly diagnosed localized prostate cancer in intermediate and high-risk patients does not guarantee any particular outcome from regulatory review, including ultimate approval, and may not lead to a successful review or approval process.
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

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Candel Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	SEPTEMBER 30, 2024 (Unaudited)	DECEMBER 31, 2023
Assets
Current assets:
Cash and cash equivalents	$16,558	$35,413
Prepaid expenses and other current assets	1,527	1,384
Total current assets	18,085	36,797
Fixed assets, net	2,477	3,206
Lease right of use assets	614	816
Restricted cash	266	266
Other assets	75	116
Total assets	$21,517	$41,201
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$296	$422
Accrued expenses	4,569	4,356
Current portion of term loan payable to a bank	9,851	8,893
Current portion of lease liability	552	513
Total current liabilities	15,268	14,184
Term loan payable to a bank	4,225	11,632
Other long-term debt	840	751
Lease liability, net of current portion	555	973
Warrant liability	15,886	916
Total liabilities	36,774	28,456
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued or outstanding at September 30, 2024 and December 31, 2023, respectively.	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at September 30, 2024 and December 31, 2023; 32,247,744 and 29,213,627 shares issued at September 30, 2024 and December 31, 2023, respectively; 32,125,136 and 29,091,019 shares outstanding at September 30, 2024 and December 31, 2023, respectively.	322	290
Treasury stock (at cost)	(448)	(448)
Additional paid-in capital	163,001	149,931
Accumulated deficit	(178,132)	(137,028)
Total stockholders’ equity (deficit)	(15,257)	12,745
Total liabilities and stockholders’ equity (deficit)	$21,517	$41,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$5,416	$5,845	$14,497	$17,248
General and administrative	3,341	3,016	10,733	10,825
Total operating expenses	8,757	8,861	25,230	28,073
Loss from operations	(8,757)	(8,861)	(25,230)	(28,073)
Other income (expense):
Grant income	—	12	—	36
Interest income	236	502	796	1,666
Interest expense	(487)	(669)	(1,700)	(1,922)
Change in fair value of warrant liability	(1,638)	581	(14,970)	1,449
Total other income (expense), net	(1,889)	426	(15,874)	1,229
Net loss and comprehensive loss	$(10,646)	$(8,435)	$(41,104)	$(26,844)
Net loss per share, basic and diluted	$(0.33)	$(0.29)	$(1.35)	$(0.93)
Weighted-average common shares outstanding, basic and diluted	32,013,569	28,919,810	30,369,129	28,919,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel ThErapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
Balance, December 31, 2023	29,213,627	$290	(122,608)	$(448)	$149,931	$(137,028)	$12,745
Options exercised	731,169	7	—	—	1,312	—	1,319
Stock-based compensation	—	—	—	—	3,212	—	3,212
Restricted stock unit vesting	1,034,207	12	—	—	(12)	—	—
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	856	—	856
Sale of common stock, net of issuance costs	1,268,741	13			7,702	—	7,715
Net loss	—	—	—	—	—	(41,104)	(41,104)
Balance, September 30, 2024	32,247,744	$322	(122,608)	$(448)	$163,001	$(178,132)	$(15,257)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
Balance, June 30, 2024	31,186,817	$303	(122,608)	$(448)	$157,659	$(167,486)	$(9,972)
Options exercised	46,296	—	—	—	103	—	103
Stock-based compensation	—	—	—	—	1,074	—	1,074
Restricted stock unit vesting	330,780	12	—	—	(12)	—	—
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	110	—	110
Sale of common stock, net of issuance costs	683,851	7	—	—	4,067	—	4,074
Net loss	—	—	—	—	—	(10,646)	(10,646)
Balance, September 30, 2024	32,247,744	$322	(122,608)	$(448)	$163,001	$(178,132)	$(15,257)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2022	29,042,418	$290	(122,608)	$(448)	$146,961	$(99,089)	$47,714
Stock-based compensation	—	—	—	—	2,278	—	2,278
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(126)	—	(126)
Net loss	—	—	—	—	—	(26,844)	(26,844)
Balance, September 30, 2023	29,042,418	$290	(122,608)	$(448)	$149,113	$(125,933)	$23,022

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, June 30, 2023	29,042,418	$290	(122,608)	$(448)	$148,427	$(117,498)	$30,771
Stock-based compensation	—	—	—	—	735	—	735
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	—	(8,435)	(8,435)
Balance, September 30, 2023	29,042,418	$290	(122,608)	$(448)	$149,113	$(125,933)	$23,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(41,104)	$(26,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	745	711
Impairment of fixed assets	—	162
Loss on the sale of fixed assets	—	77
Non-cash stock compensation expense	4,068	2,152
Non-cash lease expense	202	177
Non-cash interest expense	89	77
Change in fair value of warrant liability	14,970	(1,449)
Accretion of debt discount	218	237
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(143)	(230)
Other assets	41	(139)
Accounts payable	(129)	(127)
Accrued expenses	213	(1,247)
Deferred income	—	(36)
Lease liability	(379)	(343)
Net cash used in operating activities	(21,209)	(26,822)
Cash Flows from Investing Activities:
Purchase of fixed assets	(13)	(410)
Proceeds from the sale of fixed assets	—	157
Net cash used in investing activities	(13)	(253)
Cash Flows from Financing Activities:
Proceeds from option exercises	1,319	—
Proceeds from sale of common stock, net of issuance costs	7,715	—
Principal payments on term loan	(6,667)	—
Net cash provided by financing activities	2,367	—
Net decrease in cash	(18,855)	(27,075)
Cash, cash equivalents and restricted cash at beginning of period	35,679	70,324
Cash, cash equivalents and restricted cash at end of period	$16,824	$43,249
Supplemental cash flow information:
Cash paid for interest	$1,462	$1,592
Supplemental disclosures of non-cash information:
Capital expenditures in accounts payable and accrued expenses	$3	$19

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

Since inception, the Company has funded its operations primarily with proceeds from the sale of its convertible notes and capital stock and from debt borrowings. The Company has incurred recurring losses since its inception, including a net loss of $41.1 million and $26.8 million for the nine months ended September 30, 2024 and 2023, respectively. In addition, as of September 30, 2024, the Company had an accumulated deficit of $178.1 million. The Company expects to continue to generate operating losses and negative cash flows from operations for the foreseeable future.

On August 5, 2022, the Company filed a shelf registration statement on Form S-3 (as amended to date, the Shelf) with the U.S. Securities and Exchange Commission (SEC), which covers the offering, issuance, and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the ATM Program). The Shelf was declared effective by the SEC on August 12, 2022. As of September 30, 2024, the Company has sold and issued 1,268,741 shares of common stock under the ATM Program, with total net proceeds of $7.7 million. Subsequent to September 30, 2024 and through November 4, 2024, the Company has sold and issued 350,401 additional shares of common stock under the ATM Program, with total net proceeds of $2.0 million.

The Company’s cash and cash equivalents were $16.6 million as of September 30, 2024. In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), 205-40, Presentation of Financial Statements - Going Concern, management is required to assess the Company’s ability to continue as a going concern for the one-year look forward period following the date that the condensed consolidated financial statements are issued. The Company expects to continue to generate operating losses and negative cash flows from operations. Based on these conditions, the Company has determined that substantial doubt exists regarding its ability to continue as a going concern for the one-year period following the date these condensed consolidated financial statements are issued. To sustain its future operations beyond such one-year period, the Company will require additional funding. The Company expects to finance its cash needs through a combination of public or private equity or debt financings, government grants, and other sources, which may include collaborations, strategic alliances and licensing arrangements with third parties. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and the Company could be forced to delay, reduce, or eliminate some or all of its research, clinical trials, product development or future commercialization efforts, which could materially adversely affect its business prospects or its ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity (deficit) for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K on file with the SEC.

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

Restricted Cash

The Company had $0.3 million of restricted cash as of both September 30, 2024 and December 31, 2023, which represents cash held as a security deposit under the terms of the Company’s Needham, Massachusetts facility lease.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	FAIR VALUE MEASUREMENTS AS OF SEPTEMBER 30, 2024 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	15,886	15,886
Total	$—	$—	$15,886	$15,886

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2023 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	916	916
Total	$—	$—	$916	$916

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined by Level 3 inputs (in thousands):

SERIES B WARRANT LIABILITY
Balance at December 31, 2023	$916
Change in fair value	14,970
Balance at September 30, 2024	$15,886

The carrying value of cash equivalents (considered as Level 1 measurements) approximates the fair value due to the short-term nature of these assets.

4. Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Laboratory equipment	$1,219	$1,209
Manufacturing equipment	736	730
Furniture and fixtures	159	159
Networking and computer equipment	88	88
Leasehold improvements	3,109	3,109
Total fixed assets	$5,311	$5,295
Less: accumulated depreciation	(2,834)	(2,089)
Fixed assets, net	$2,477	$3,206

Depreciation expense was $0.2 million and $0.7 million for each of the three and nine months ended September 30, 2024 and 2023, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Payroll and employee related expenses	$2,338	$2,017
Third-party research and development expenses	1,501	1,811
Professional fees and other	730	528
	$4,569	$4,356

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

During the three and nine months ended September 30, 2024, the Company recorded interest expense relating to the Loan Agreement of $0.5 million and $1.6 million, respectively. During the three and nine months ended September 30, 2023, the Company recorded interest expense relating to the Loan Agreement of $0.6 million and $1.8 million, respectively. The weighted average effective interest rate as of September 30, 2024 was 11.69%.

The Company incurred $89,000 of debt issuance costs and will incur a $0.9 million final payment fee, which were recorded as debt discount and are being amortized over the term of the Loan Agreement. The scheduled principal payments and net carrying amount of the term loan are as follows (in thousands):

YEAR ENDING DECEMBER 31,
2024 (remaining three months)	$2,500
2025	10,000
2026	833
Total principal	13,333
Final payment fee	900
Less: debt discount	(989)
Accretion of debt discount	832
Net carrying amount	14,076
Less current portion	(9,851)
Long-term portion	$4,225

The carrying value of the Company's term loan approximates fair value.

7. Other Long-Term Debt

Periphagen Note

On December 9, 2019, the Company entered into a series of asset purchase agreements with Periphagen, Inc. (Periphagen), a biopharmaceutical company focused on the development of gene therapy vectors. Under the terms of the asset purchase agreements, the Company assumed a $1.0 million promissory note bearing a contractual interest rate of 2% compounded annually, with the outstanding balance and accrued interest due upon maturity in November 2027, with no interim installments due. The estimated market rate for the Company for an unsecured loan with a maturity in November 2027 was determined to be 15.83% as of December 9, 2019. Although the Company does not have a public credit rating, management estimates a CCC credit rating based on the Company’s financial position and stage of development. Using the commensurate rate for a CCC rated company and based on the amount due at maturity, the present value of the future cash outflow was determined to be $0.4 million at the transaction date. As of September 30, 2024, the carrying value of the note is $0.8 million. The carrying value of the note approximates fair value. Upon maturity, the Company will pay Periphagen $1.4 million for the outstanding balance and accrued interest due.

8. Lease

On February 4, 2019, the Company signed a lease agreement for its corporate headquarters at 117 Kendrick Street in Needham, Massachusetts. The facility consists of a 15,197 square foot property which houses the corporate, clinical, laboratory and manufacturing operations for the Company. The lease term ends on August 31, 2026.

For the three and nine months ended September 30, 2024, the Company recorded $90,000 and $0.3 million, respectively, of operating lease cost, and for the three and nine months ended September 30, 2024, the Company recorded $44,000 and $0.1 million, respectively, of variable lease cost. The total lease expense for each of the three and nine months ended September 30, 2024 was $0.1 million and $0.4 million, respectively.

For the three and nine months ended September 30, 2023, the Company recorded $90,000 and $0.3 million, respectively, of operating lease cost, and for the three and nine months ended September 30, 2023, the Company recorded $35,000 and $0.1 million, respectively, of variable lease cost. The total lease expense for the three and nine months ended September 30, 2023 was $0.1 million and $0.4 million, respectively.

Cash paid for amounts included in the lease liability for each of the three and nine months ended September 30, 2024 and 2023 was $0.1 million and $0.4 million, respectively.

	NINE MONTHS ENDED SEPTEMBER 30,
Other Information	2024	2023
Operating cash flows used for operating leases	$446	$434
Weighted-average remaining lease term (years)	1.9	2.9
Weighted-average incremental borrowing rate	7.02%	7.02%

The future lease payments under non-cancelable leases at September 30, 2024, are as follows (in thousands):

2024	152
2025	613
2026	415
Total future lease payments	1,180
Less: imputed interest	(73)
Total lease liability	$1,107

9. Common Stock

Common Stock

Common shares are voting and dividends may be paid when, as and if declared by the board of directors.

Common Stock Reserved

The Company has reserved the following shares of common stock for future issuance as of:

	SEPTEMBER 30, 2024	DECEMBER 31, 2023

Stock options outstanding	4,601,955	5,666,621
Unvested restricted stock	1,233,032	2,526,432
Shares available for future grant under stock option plan	2,008,379	252,053
Warrants	7,507,708	7,507,708
	15,351,074	15,952,814

Shelf Registration and At-the-Market Offerings

On August 5, 2022, the Company filed the Shelf with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf. The Shelf was declared effective by the SEC on August 12, 2022. As of September 30, 2024, the Company has sold and issued 1,268,741 shares of common stock under the ATM Program, with total net proceeds of $7.7 million. Subsequent to September 30, 2024 and through November 4, 2024, the Company has sold and issued 350,401 additional shares of common stock under the ATM Program, with total net proceeds of $2.0 million.

10. Warrants

The Company has the following warrants outstanding for the purchase of common stock as of September 30, 2024 and December 31, 2023:

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

The Company recorded the Series B Warrants as a component of stockholder’s equity at the time of issuance at their estimated fair value of $2.1 million and recorded the Conditional Series B Warrants as a liability on the condensed consolidated balance sheet as the number of shares used to calculate the settlement is not a fixed number of shares. The Conditional Series B Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The Company will continue to recognize changes in the fair value of the Conditional Series B Warrants until each Conditional Series B Warrant is exercised, expires or qualifies for equity classification. The warrant liability fair value was $15.9 million and $0.9 million as of September 30, 2024 and December 31, 2023, respectively.

NC Ohio Trust Warrants

On March 20, 2019, the Company established the NC Incorporated Ohio Trust, an irrevocable trust funded by the Company. The beneficiary in the trust agreement has provided past services to the Company for more than 15 years and is a non-employee. The warrant provides the beneficiary the right to purchase 162,740 shares of the Company’s common stock, $0.01 par value at an exercise price of $1.46 per share, subject to adjustments as specified in the warrant agreement. The Company recognizes the warrants as compensation expense within the condensed consolidated statement of operations and comprehensive loss when the warrants are granted or at the service inception date if the service inception date precedes the grant date. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value previously used at the service inception date or subsequent reporting dates. As of September 30, 2024 and December 31, 2023, a grant date was not established as there was not a mutual understanding of key terms. The Company remeasures the fair value of the award at each reporting date, as the service date preceded the grant date. The value of the warrants for 162,740 shares of common stock was $1.0 million and $0.2 million as of September 30, 2024 and December 31, 2023, respectively, and was recorded as stock compensation expense within research and development expense and as a credit to stockholders’ equity in the condensed consolidated financial statements.

11. Stock Options, Restricted Stock and Stock-Based Compensation

Equity Incentive Plans

The Company’s 2015 Stock Plan, as amended, (the 2015 Plan) provides for the Company to sell or issue common shares or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. The 2015 Plan is administered by the board of directors and exercise prices, vesting and other restrictions are determined at its discretion. All stock option grants are non-statutory stock options except option grants to employees intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant, as determined in good faith by the board of directors at its sole discretion. Nonqualified stock options may be granted at an exercise price established by the board of directors at its sole discretion and the vesting periods may vary. Vesting periods are generally four years and are determined by the board of directors. Stock options become exercisable as they vest. Options granted under the 2015 Plan expire no more than ten years from the date of grant. As of September 30, 2024, there are no shares available for grants under the 2015 Plan and the 2015 Plan continues to govern the terms and conditions of the outstanding awards under the 2015 Plan.

On July 14, 2021, the Company’s 2021 Equity Incentive Plan (the 2021 Plan) was approved by the Company’s stockholders, and became effective upon completion of the IPO and serves as the successor to the 2015 Plan. 6,669,993 shares of common stock are reserved under the 2021 Plan, of which 2,008,379 shares remain available for future grants as of September 30, 2024.

Stock Options

Stock option activity is summarized as follows:

	NUMBER OF STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2023	5,666,621	$2.47	6.61
Granted	202,420	4.36
Exercised	(731,169)	1.80
Cancelled, forfeited or expired	(535,917)	3.36
Outstanding as of September 30, 2024	4,601,955	$2.55	6.86	$20,296
Exercisable as of September 30, 2024	3,519,140	$2.40	6.39	$16,049
Unvested as of September 30, 2024	1,082,815	$3.04	8.39	$4,247

The 2015 Plan, permits participants to use common stock they previously acquired to pay for the exercise of stock options based upon the fair value on the date of exercise. In connection with the exercise of stock options to purchase 306,518 shares of our common stock at an exercise price of $1.46, option holders tendered 122,608 shares of our common stock previously acquired in consideration of the full aggregate exercise price in accordance with the terms of the option and the 2015 Plan. The shares tendered are recorded as treasury stock within the Company’s condensed consolidated financial statements at September 30, 2024.

The fair value of stock options granted was estimated on the grant date using the Black-Scholes option pricing model based on the following assumptions:

	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023
Expected option life (years)	5.50 - 6.08	5.48 - 6.08
Risk-free interest rate	3.98% - 4.32%	3.50% - 4.61%
Expected volatility	99.30% - 114.68%	91.33% - 94.51%
Expected dividend yield	0%	0%

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The total intrinsic value of stock options exercised during the nine months ended September 30, 2024 and 2023 was $3.7 million and zero, respectively.

Restricted Stock Units

Under the terms of the restricted stock unit agreements covering the common stock, shares of common stock related to restricted stock units are subject to time-based vesting. The restricted stock units will immediately be forfeited to the Company if the relationship between the recipient and the Company ceases.

Restricted stock activity is summarized as follows:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Unvested at December 31, 2023	2,526,432	$1.06
Granted	—	$—
Vested	(1,034,207)	$0.98
Forfeited	(259,193)	$1.11
Unvested at September 30, 2024	1,233,032	$1.12

The aggregate fair value of restricted stock units that vested during the nine months ended September 30, 2024 and 2023 was $7.2 million and zero, respectively.

Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Research and development	$646	$270	$2,468	$883
General and administrative	538	416	1,600	1,269
Total stock-based compensation expense	$1,184	$686	$4,068	$2,152

As of September 30, 2024, total unrecognized compensation cost related to unvested stock-based awards was $2.8 million, which is expected to be recognized over a weighted average period of 2.03 years.

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

13. Technology License Agreement

On January 20, 2018 the Company entered into an exclusive option agreement (Option Agreement) with MGB. Pursuant to the Option Agreement, the Company has obtained the exclusive right from MGB to negotiate an exclusive license to make, develop and commercialize rQNestin, a genetically modified oncolytic herpes simplex virus for the treatment of certain types of cancers. Pursuant to the Option Agreement, the Company will support a clinical trial to be conducted at MGB pursuant to the terms of a clinical trial agreement to be negotiated and the Company has committed to remitting $0.8 million in support of such clinical trial over the course of approximately three years. Upon execution of the Option Agreement, the Company remitted a non-refundable fee of $40,000 to MGB to be applied toward the Company’s on-going obligations to reimburse patent expenses. During the nine months ended September 30, 2024 and 2023, the Company did not incur any startup and patient fees for clinical trials performed by MGB.

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

As of September 30, 2024, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

15. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Numerator:	2024	2023	2024	2023
Net loss	$(10,646)	$(8,435)	$(41,104)	$(26,844)
Denominator:
Weighted-average shares of common stock outstanding – basic and diluted	32,013,569	28,919,810	30,369,129	28,919,810
Net loss per share – basic and diluted	$(0.33)	$(0.29)	$(1.35)	$(0.93)

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

	AS OF SEPTEMBER 30,
	2024	2023
Outstanding warrants for common stock	7,507,708	7,507,708
Outstanding stock options (as converted to common stock)	4,601,955	6,061,521
Unvested restricted stock	1,233,032	612,366
	13,342,695	14,181,595

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
•
Non-Small Cell Lung Cancer (NSCLC)
o
An open-label phase 2 clinical trial in the United States evaluating CAN-2409 plus valacyclovir in combination with continued PD-(L)1 checkpoint inhibitors in patients with stage III/IV NSCLC who have inadequate response to front line PD-(L)1 checkpoint inhibitor treatments. In April 2023, we announced that the FDA granted fast track designation for CAN-2409 plus valacyclovir in combination with pembrolizumab in order to improve survival or delay progression in patients with stage III (not candidates for curative intent) or stage IV NSCLC, who are resistant to first line PD-(L)1 inhibitor therapy and who do not have activating molecular driver mutations or have progressed on directed molecular therapy. These patients historically have had an expected median overall survival (mOS) of <12 months (Reckamp K et al. J Clin Onc 2022;40:2295-2306). The aim of the CAN-2409 immunotherapy antitumor strategy is to raise the tail on the survival curve by increasing the number of long survivors beyond 14 months in patients treated with two CAN-2409 injections.
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
•
Pancreatic Cancer
o
We have initiated a randomized phase 2 clinical trial in the United States and Mexico evaluating the activity of CAN-2409 in borderline resectable and locally advanced pancreatic ductal adenocarcinoma (PDAC). Initial positive phase 2 data revealed notable clinical improvements in patients with borderline resectable PDAC following CAN-2409 plus prodrug together with standard of care (SoC) chemoradiation. In March 2023, in connection with our cost management and dynamic portfolio management initiatives, we elected to pause new enrollment in this randomized phase 2 clinical trial, subject to additional funding. Despite the pause in new patient enrollment, we presented initial positive interim overall survival and immunological biomarker clinical data at the Society for Immunotherapy of Cancer (SITC) Annual Meeting in the fourth quarter of 2023. In December 2023, we announced that the FDA granted fast track designation for CAN-2409 plus valacyclovir for the treatment of patients with PDAC to improve overall survival. In April 2024, we announced updated positive overall survival data and also announced that the FDA has granted orphan drug designation for CAN-2409 for the treatment of pancreatic cancer.
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

We are conducting an extension of the clinical trial known as arm C, in which patients with recurrent HGG will receive a repeat dosing regimen of CAN-3110 (up to six injections over four months). Clinical data from arm C will help evaluate whether multiple injections can increase mOS. This clinical trial extension is supported by the Break Through Cancer foundation. To date, we have dosed six patients with multiple injections of CAN-3110 (up to six injections over a period of four months), completing cohort 1 of arm C. In June 2024, a poster presentation at the ASCO Annual Meeting demonstrated that multiple intratumoral injections of CAN-3110 were feasible and well tolerated with no dose-limiting toxicities or severe adverse events observed in the first six patients treated in arm C. More than 300 core biopsies were obtained from these patients, across the planned dose ranging time points, which were processed for “-omic” analysis, including single-cell RNA sequencing and cell profiling. In October 2024, during the 16th Annual International Oncolytic Virotherapy Conference (IOVC), we announced clinical activity and biomarker data for arm C. The principal investigator of the study reported ongoing improved survival compared to historical controls in patients treated with multiple injections of CAN-3110, with 3 out of 6 patients with rHGG (recurrent glioblastoma) still alive more than one year (12.2, 13.0, and 18.7 months, respectively) after initiation of experimental treatment with CAN-3110. The data also showed discrepancies between imaging and histologic findings. Post treatment longitudinal biopsies demonstrated near absence of tumor cells alongside dense lymphocyte infiltrates especially in patients with enhancement on post-treatment MRI scans, suggesting the presence of radiologic pseudo-progression after treatment with CAN-3110. This data cautions the evaluation of progression by imaging, restating the importance of survival as the primary endpoint for viral immunotherapy trials.

In November 2024, during the SITC 2024 Annual Meeting, we presented new data, demonstrating the antitumor activity of CAN-3110 in preclinical models of melanoma, a tumor characterized by high Nestin expression, frequent loss-of-function in CDKN2A, and alterations in the Ras-Raf signaling pathway. This data supports the rationale to expand the evaluation of CAN-3110 in tumors beyond rHGG.

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

In October 2024, during the 16th Annual IOVC, we presented data on a novel multimodal viral therapeutic from the enLIGHTENTM Discovery Platform encoding IL-12 and IL-15. Data included the ability of the asset to induce expansion and activation of natural killer and CD8+ T cell populations resulting in significant inhibition of tumor growth and tumor regression in two different models.

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

Our cash and cash equivalents were $16.6 million as of September 30, 2024. In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), 205-40, Presentation of Financial Statements - Going Concern, we are required to assess our ability to continue as a going concern for the one-year look forward period following the date that the condensed consolidated financial statements are issued. Based on our current operating plan and existing cash and cash equivalents, we determined that substantial doubt exists regarding our ability to continue as a going concern for the one-year period following the date these condensed consolidated financial statements are issued. To sustain its future operations beyond such one-year period, we will require additional funding. We expect to finance our cash needs through a combination of public or private equity or debt financings, government grants, and other sources, which may include collaborations, strategic alliances and licensing arrangements with third parties. There is no assurance that we will be successful in obtaining sufficient funding on acceptable terms, if at all, and could be forced to delay, reduce, or eliminate some or all of its research, clinical trials, product development or future commercialization efforts, which could materially adversely affect our business prospects or our ability to continue as a going concern or could force us to initiate steps to cease operations.

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

Interest Income

Interest income primarily consists of amounts earned on investment of cash equivalents.

Interest Expense

Interest expense primarily consists of interest expense on our debt under our Loan Agreement with SVB.

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

Realization of future tax benefits is dependent on many factors, including our ability to generate taxable income within the NOL period. Our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and certain tax credits. Management has considered our history of cumulative net losses incurred since inception, as well as our lack of product revenue since inception, and has determined that it is more likely than not that we will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at September 30, 2024 and December 31, 2023.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2024	2023	CHANGE
Operating expenses:
Research and development	$5,416	$5,845	$(429)
General and administrative	3,341	3,016	325
Total operating expenses	8,757	8,861	(104)
Loss from operations	(8,757)	(8,861)	104
Grant income	—	12	(12)
Interest income	236	502	(266)
Interest expense	(487)	(669)	182
Change in fair value of warrant liability	(1,638)	581	(2,219)
Net loss	$(10,646)	$(8,435)	$(2,211)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE
	2024	2023	(DECREASE)
Employee-related	$2,634	$3,176	$(542)
Clinical development	2,200	1,815	385
Depreciation, impairment, and loss on the sale of fixed assets	241	409	(168)
Occupancy	144	135	9
Pre-clinical research	97	154	(57)
Recruiting	—	60	(60)
Other	100	96	4
	$5,416	$5,845	$(429)

Research and development expenses decreased $0.4 million from $5.8 million for the three months ended September 30, 2023 to $5.4 million for the three months ended September 30, 2024. The decrease was primarily attributable to a $0.5 million decrease in employee-related expenses due to the corporate restructuring in the fourth quarter of 2023 and a $0.2 million decrease in depreciation, impairment, and loss on the sale of fixed assets. These decreases were partially offset by a $0.4 million increase in clinical development costs driven by increased manufacturing costs for CAN-2409 programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE
	2024	2023	(DECREASE)
Employee-related	$1,678	$1,720	$(42)
Professional and consulting fees	1,200	693	507
Insurance	281	377	(96)
Occupancy	51	40	11
Other	131	186	(55)
	$3,341	$3,016	$325

General and administrative expenses increased $0.3 million from $3.0 million for the three months ended September 30, 2023 to $3.3 million for the three months ended September 30, 2024. The increase was primarily attributable to a $0.5 million increase in professional and consulting fees. The increase was partially offset by a $0.1 million decrease in the cost of directors and officers insurance.

Grant Income

Grant income was zero and $12,000 for the three months ended September 30, 2024 and 2023, respectively. Grant income for the three months ended September 30, 2023 relates to the recognition of income from a grant from the Massachusetts Life Sciences Center.

Interest Income

Interest income was $0.2 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively, and primarily represents earnings on our cash equivalents. The decrease in interest income is the result of interest being generated on a lower cash equivalents balance for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Interest Expense

Interest expense was $0.5 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively, and represents interest expense on our outstanding debt obligations.

Change in Fair Value of Warrant Liability

The change in fair value of our warrant liability was an increase of $1.6 million for the three months ended September 30, 2024, compared to a decrease of $0.6 million for the three months ended September 30, 2023. The change in fair value of the warrant liability is primarily driven by changes in the underlying value of our stock price.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	CHANGE
Operating expenses:
Research and development	$14,497	$17,248	$(2,751)
General and administrative	10,733	10,825	(92)
Total operating expenses	25,230	28,073	(2,843)
Loss from operations	(25,230)	(28,073)	2,843
Grant income	—	36	(36)
Interest income	796	1,666	(870)
Interest expense	(1,700)	(1,922)	222
Change in fair value of warrant liability	(14,970)	1,449	(16,419)
Net loss	$(41,104)	$(26,844)	$(14,260)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE
	2024	2023	(DECREASE)
Employee-related	$8,773	$9,904	$(1,131)
Clinical development	3,947	5,025	(1,078)
Depreciation, impairment, and loss on the sale of fixed assets	736	943	(207)
Occupancy	405	400	5
Pre-clinical research	298	481	(183)
Recruiting	—	272	(272)
Other	338	223	115
	$14,497	$17,248	$(2,751)

Research and development expenses decreased $2.7 million from $17.2 million for the nine months ended September 30, 2023 to $14.5 million for the nine months ended September 30, 2024. The decrease was primarily attributable to a $1.1 million decrease in employee-related expenses due to the corporate restructuring in the fourth quarter of 2023, a $1.1 million decrease in clinical development costs driven by decreased regulatory and clinical trial costs for CAN-2409 programs, a $0.3 million decrease in recruiting costs, a $0.2 million decrease in depreciation, impairment, and loss on the sale of fixed assets and a $0.2 million decrease in pre-clinical research costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE
	2024	2023	(DECREASE)
Employee-related	$5,184	$5,783	$(599)
Professional and consulting fees	4,076	2,891	1,185
Insurance	922	1,276	(354)
Occupancy	142	117	25
Recruiting	—	159	(159)
Other	409	599	(190)
	$10,733	$10,825	$(92)

General and administrative expenses decreased $0.1 million from $10.8 million for the nine months ended September 30, 2023 to $10.7 million for the nine months ended September 30, 2024. The decrease was primarily attributable to a $0.6 million decrease in employee-related expenses due to the corporate restructuring in the fourth quarter of 2023, a $0.4 million decrease in the cost of directors and officers insurance and a $0.2 million decrease in recruiting costs. These decreases were partially offset by a $1.2 million increase in professional and consulting fees.

Grant Income

Grant income was zero and $36,000 for the nine months ended September 30, 2024 and 2023, respectively. Grant income for the nine months ended September 30, 2023 relates to the recognition of income from a grant from the Massachusetts Life Sciences Center.

Interest Income

Interest income was $0.8 million and $1.7 million for the nine months ended September 30, 2024 and 2023, respectively, and primarily represents earnings on our cash equivalents. The decrease in interest income is the result of interest being generated on a lower cash equivalents balance for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Interest Expense

Interest expense was $1.7 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively, and represents interest expense on our outstanding debt obligations.

Change in Fair Value of Warrant Liability

The change in fair value of our warrant liability was an increase of $15.0 million for the nine months ended September 30, 2024, compared to a decrease of $1.4 million for the nine months ended September 30, 2023. The change in fair value of the warrant liability is primarily driven by changes in the underlying value of our stock price.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials for our product candidates, developing our manufacturing capabilities which may include the cost of establishing a relationship with contract manufacturers to support commercial launch of our product candidate CAN-2409 and costs associated with equipping our laboratory and manufacturing facility to support clinical trials and commercialization and providing general and administrative support for our operations, including the cost associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. Based on current plans and assumptions, we expect that our existing cash and cash equivalents will be sufficient to fund our current operating plan to the end of the first quarter of 2025.

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from government grants and proceeds from the sale of convertible notes, common stock, and our convertible preferred stock. As of September 30, 2024, we have raised approximately $169.9 million, including $15.6 million of government grants, $66.1 million from the sale of convertible preferred stock, $86.8 million from the sale of our common stock, and $1.4 million from stock option exercises. Our cash and cash equivalents totaled $16.6 million as of

September 30, 2024. We had $14.9 million of debt as of September 30, 2024. As of September 30, 2024, we have raised $7.7 million under our ATM Program (as defined below). Subsequent to September 30, 2024 and through November 4, 2024, we have raised an additional $2.0 million of net proceeds under our ATM Program.

On February 24, 2022, we entered into a Loan Agreement with SVB pursuant to which SVB agreed to provide term loans to us in an aggregate principal amount of $20.0 million. We borrowed $20.0 million upon entering into the Loan Agreement. We could have borrowed up to an additional aggregate principal amount not to exceed $5.0 million, at any time on or prior to December 31, 2022, upon the achievement of all of the following milestones, inclusively: (a) positive phase 2 clinical activity data from our CAN-2409 NSCLC clinical trial, (b) dosing of our first patient in our phase 3 CAN-2409 high-grade glioma clinical trial; and (c) receipt on or prior to December 31, 2022, of net cash proceeds in an amount equal to at least $75.0 million from the issuance and sale of equity securities to investors acceptable to SVB. We did not borrow any of the additional aggregate principal amount on or prior to December 31, 2022. The term loans are secured by substantially all of our properties, rights and assets, except for our intellectual property, which is subject to a negative pledge under the Loan Agreement.

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

On August 5, 2022, we filed a shelf registration statement on Form S-3 (as amended, the Shelf) with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the ATM Program). The Shelf was declared effective by the SEC on August 12, 2022. As of November 4, 2024, we have sold and issued 1,619,142 shares of common stock under the ATM Program, with total net proceeds of $9.7 million.

As of September 30, 2024, we had an accumulated deficit of $178.1 million and have not generated any product sales. We do not know when, or if, we will generate revenue from product sales. We will not generate significant revenue from product sales unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical and contract manufacturing costs, legal and other regulatory expenses, and general overhead costs. We expect that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to risks in the development of our products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023
Net cash used in operating activities	$(21,209)	$(26,822)
Net cash used in investing activities	(13)	(253)
Net cash provided by financing activities	2,367	—
Net decrease in cash and cash equivalents	$(18,855)	$(27,075)

Cash Flows for the nine months ended September 30, 2024 and 2023

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $21.2 million, primarily consisting of a net loss of $41.1 million as we incurred expenses associated with our clinical programs and incurred costs associated with operating as a public company. We had non-cash charges of $20.3 million primarily related to the $15.0 million change in the fair value of our warrant liability and non-cash stock compensation. Net cash used in operating activities was also impacted by $0.4 million in changes in operating assets and liabilities, primarily driven by a decrease of $0.4 million in lease liability.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $13,000 and consisted of the purchase of fixed assets.

Net cash used in investing activities for the nine months ended September 30, 2023 was $0.3 million and consisted of the purchase of fixed assets, which was partially offset by proceeds from the sale of fixed assets.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $2.4 million and consisted of $1.3 million of proceeds from option exercises and $7.7 million of net proceeds from the issuance of common stock under our ATM Program, partially offset by $6.7 million of principal payments on our term loan with SVB.

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

We believe that our existing cash and cash equivalents as of September 30, 2024, will enable us to fund our operating expenses and capital expense requirements to the end of the first quarter of 2025. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Obligations and Commitments

Our primary contractual obligations are our facility lease, the Loan Agreement with SVB, and the Periphagen Note. The table below summarizes the contractual obligations that will become due as of September 30, 2024 (in thousands):

	PAYMENTS DUE BY PERIOD
	(in thousands)
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS
Operating lease obligation (1)	$1,180	$609	$571	$—
Loan Agreement with SVB (2)	15,241	10,934	4,307	—
Periphagen Note (3)	1,352	—	—	1,352
Total	$17,773	$11,543	$4,878	$1,352

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

During the three and nine months ended September 30, 2024, there were no material changes to our critical accounting estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2023. For a full discussion of these estimates, see “Critical Accounting Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated under the laws of the State of Delaware in June 2003. Since inception, we have focused substantially all of our efforts and financial resources on raising capital and developing our initial product candidates. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors in private equity financings and from the proceeds of the sale of our common stock. From our inception through September 30, 2024, we raised an aggregate of $152.9 million of gross proceeds from such transactions. In addition, in February 2022, we borrowed $20.0 million under the Loan Agreement with SVB. As of September 30, 2024, our cash and cash equivalents were $16.6 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $178.1 million as of September 30, 2024. For the nine months ended September 30, 2024 and 2023, we reported net losses of $41.1 million and $26.8 million, respectively. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to do so in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

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

There is substantial doubt regarding our ability to continue as a going concern. We will need to raise substantial additional funding, which may not be available on acceptable terms, or at all. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate some of our product development programs or commercialization efforts or initiate steps to cease operations.

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

We expect that our existing cash and cash equivalents will be sufficient to fund our current operating plan to the end of the first quarter of 2025. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

As of September 30, 2024, our cash and cash equivalents were $16.6 million. Based on our current business plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the quarter ended September 30, 2024 are issued and we need to raise significant amounts of additional funding to complete all of our ongoing trials and execute on our business plan. Financing may not be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. In addition, our efforts to raise additional capital may divert our management from their day-to-day activities, which may adversely affect our ability to develop our product candidates in a timely manner.

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

If we are unable to obtain adequate funding on a timely basis or on terms acceptable to us, we may be required to revise our business plan and strategy and potentially curtail, delay, or discontinue one or more of our clinical trials, our research efforts, product development, future commercialization efforts, we may be unable to expand our operations or otherwise capitalize on our business opportunities, or we may be required to initiate steps to cease operations. As a result, our business, financial condition and results of operations could be materially affected.

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

Additionally, SVB could declare a default upon the occurrence of a Material Adverse Change, as defined in the Loan Agreement. Upon the occurrence and continuance of an event of default, SVB may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. Any declaration by SVB of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs, in which case we may have to restructure our obligations, in a court-supervised process or otherwise.

In addition, recent increases in interest rates have increased our borrowing costs and may also affect our ability to obtain working capital through borrowings such as bank credit lines and public or private sales of debt securities, which may result in lower liquidity, reduced working capital and other adverse impacts on our business.

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

Our product candidates have caused side effects in clinical trials related to on-target toxicity such as fever, chills and muscle aches and other flu-like symptoms. The most common side effects observed in our clinical trials to date have been transient, injection site-related reactions, and flu-like symptoms. The specific symptoms are largely dependent on the tumor site (site of injection). Patients who have participated in our trials have experienced grade 3 and grade 4 treatment-related side effects, including blood abnormalities. Those include pyrexia, genitourinary toxicity, increased aspartate transaminase / alanine transaminase (AST/ALT), increased bilirubin, hemiparesis or worsening of speech impairment (in studies of recurrent HGG), insomnia, headache, wound complications, empyema, motor-neuropathy symptoms/signs, transient lymphopenia, dehydration with renal insufficiency, urinary retention, worsening abdominal pain and increased lipase. Different nomenclature for the same side effect can be used in different trials (i.e. lymphopenia or low lymphocyte count). If on-target toxicity is observed at unacceptable levels, or if our product candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In addition, our product candidates could cause undesirable side effects that we have not observed yet to date. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. In addition to our ongoing clinical trials of CAN-2409 and CAN-3110, patients have been, and may continue to be, treated with CAN-2409 and/or CAN-3110 under an expanded access or “compassionate use” program. To the extent the experiences of patients being treated in this program are inconsistent with or less favorable than the results of our ongoing or planned company-sponsored trials with CAN-2409 and/or CAN-3110, it may negatively affect perceptions of CAN-2409 and/or CAN-3110, our other product candidates, or our business. In addition, the FDA or comparable foreign regulatory authorities may require us to obtain and submit additional clinical data due to these inconsistent or unfavorable results, which could delay clinical development or marketing approval of CAN-2409 and/or CAN-3110 or potentially our other product candidates.

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

We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. Few viral immunotherapies have been approved globally or by the FDA to date. While talimogene laherparepvec (Imlygic, Amgen) and nadofaragene firadenovec-vncg (Adstiladrin, Ferring Pharmaceuticals) have received FDA approval, regulatory agencies have reviewed relatively few viral immunotherapy product candidates such as CAN-2409 and CAN-3110. This may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our product candidates. Further, any viral immunotherapies that are approved may be subject to extensive post-approval regulatory requirements, including requirements pertaining to manufacturing, distribution and promotion. We may need to devote significant time and resources to compliance with these requirements.

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

We have obtained agreement from the FDA on the design and size of our pivotal phase 3 clinical trial of CAN-2409 in newly diagnosed localized prostate cancer in intermediate- and high-risk patients in combination with the SoC through a SPA. The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs and biologics by allowing the FDA to evaluate the proposed design and size of certain clinical or animal studies, including clinical trials that are intended to form the primary basis for determining a product candidate’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding protocol design and scientific and regulatory requirements. The FDA aims to complete SPA reviews within 45 days of receipt of the request. The FDA ultimately assesses whether specific elements of the protocol design of the trial, such as entry criteria, dose selection, endpoints and/or planned analyses, are acceptable to support regulatory approval of the product with respect to the effectiveness of the indication studied. All exchanges between the FDA and the sponsor regarding an SPA must be clearly documented in an SPA letter or the minutes of a meeting between the sponsor and the FDA.

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

There are also current geopolitical tensions with China that may affect our operations. For example, there have been Congressional legislative proposals, such as the bill titled the BIOSECURE Act, which would, among other things, prohibit U.S. federal funding in connection with biotechnology equipment or services produced or provided by certain named Chinese “biotechnology companies of concern” (which includes WuXi Biologics) and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities. Any additional executive action, legislative action or potential sanctions with China could materially impact one of our current partners, WuXi, and our agreement with them as it relates to our stability testing. We continue to assess the legislation as it develops to determine the effect, if any, on our contractual relationships.

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

As of November 4, 2024, Estuardo Aguilar-Cordova and Laura Aguilar beneficially owned 6,079,080 shares of our common stock, or approximately 18.7% of our total outstanding capital stock as of such date. Accordingly, they will continue to have influence over certain business decisions, including with respect to such matters as amendments to our charter, other fundamental corporate transactions, such as mergers, asset sales, and the sale of the Company. In connection with the IPO, we adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that may materially adversely affect your rights as a common stockholder. In August 2022, we filed a registration statement on Form S-3 (as amended, the Shelf) pursuant to which we may issue up to $75.0 million in shares of common stock in sales deemed to be “at-the-market offerings” (the ATM Program) as defined by the Securities Act of 1933, as amended (Securities Act), and up to $200.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. As of November 4, 2024, we have sold and issued 1,619,142 shares of common stock under the ATM Program, with total net proceeds of $9.7 million. Any sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause our stock price to decline. During a portion of the nine months ended September 30, 2024, we were subject to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75.0 million from issuing securities under a shelf registration statement in excess of one third of such company’s public float in a 12-month period, and we were only able to issue a limited number of shares which aggregate to no more than one-third of our public float using our Shelf. On April 4, 2024, our public float increased above $75.0 million, and as a result, we are no longer subject to the “baby shelf rules.” If our public float is less than $75.0 million on the applicable measurement date in the future, we will again become subject to the baby shelf rules. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of November 4, 2024, we had a total of 32,475,537 shares of common stock outstanding.

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

The existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 57.6% of our outstanding common stock with Estuardo Aguilar-Cordova and Laura Aguilar (together, both directly and indirectly) beneficially owning approximately 18.7% of our outstanding common stock, and with entities and persons affiliated with PBM Capital Group, LLC (PBM Capital), beneficially owning approximately 26.3% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

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

Candel Therapeutics, Inc.

Date: November 14, 2024	By:	/s/ Paul Peter Tak
Paul Peter Tak
President and Chief Executive Officer
(Principal executive officer)

Date: November 14, 2024	By:	/s/ Charles Schoch
Charles Schoch
Interim Chief Financial Officer (Principal financial officer and principal accounting officer)