Form 10-K
period 2024-12-31
Candel Therapeutics, Inc.
filed 2025-03-13
CIK 1841387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2024, based on the closing price of $6.20 for shares of the registrant’s common stock as reported by the Nasdaq Global Market, was approximately $162.9 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of registrant’s Common Stock outstanding as of March 6, 2025 was 47,235,460.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders (the Proxy Statement) are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

All references to "Candel", "we", "us", "our", or the "Company" mean Candel Therapeutics, Inc. and its subsidiary.

Summary of the Material and Other Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties, including those described more fully in Part I, Item 1A - Risk Factors in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
We are a biopharmaceutical company with a limited operating history, and we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years and may never achieve or maintain profitability.
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

PART I

Item 1. Business.

Overview

We are a clinical stage biopharmaceutical company focused on developing off-the-shelf viral immunotherapies that elicit an individualized, systemic anti-tumor immune response to help patients fight cancer. Our engineered viruses are designed to induce a systemic anti-tumor response due to induction of immunogenic cell death within the tumor microenvironment, thus releasing tumor neo-antigens and creating a pro-inflammatory microenvironment at the site of injection. This is intended to lead to in-situ vaccination against the injected tumor and uninjected distant metastases. Our biological multimodal immunotherapy approach utilizes intratumoral administration of genetically engineered viruses to induce tumor cell death and elicit a systemic anti-tumor response. Local delivery enables us to achieve these effects while aiming to minimize systemic toxicity. The immune cells induced by these viral immunotherapies are believed to target patients’ specific tumor antigens, potentially improving responses in immunologically “hot” tumors while at the same time infiltrating the tumor microenvironment, transforming non-inflamed “cold” tumors with limited immune response into “hot” tumors. While our product candidates are administered directly into the tumor, we have observed systemic immune response in our preclinical studies and clinical trials that may indicate the potential of our product candidates to induce systemic immune response against distal, uninjected tumors, also known as an “abscopal” effect.

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

Our most advanced product candidate, CAN-2409, is an off-the-shelf adenovirus product candidate which is administered in conjunction with the prodrug valacyclovir, that has generated promising clinical activity across a range of solid tumor indications. CAN-2409 is currently being studied in the following ongoing clinical trials:

▪
Prostate Cancer
o
A pivotal phase 3 randomized, triple-blinded and placebo-controlled clinical trial in the United States under a Special Protocol Assessment (SPA), with the U.S. Food and Drug Administration (FDA) evaluating patients with newly diagnosed, localized prostate cancer who have an intermediate or high-risk for progression. The FDA previously granted fast track designation for the use of CAN-2409 for the treatment of localized, primary prostate cancer in combination with radiation therapy to improve the local control rate. We completed enrollment of this trial in September 2021.
•
In December 2024, we announced positive topline data from our phase 3 clinical trial. This randomized, double-blind, placebo-controlled, multicenter clinical trial enrolled 745 patients (intent to treat population (ITT)) to evaluate the effectiveness and safety of CAN-2409 plus prodrug (valacyclovir) viral immunotherapy in combination with standard of care (SoC) external beam radiation therapy to improve disease-free survival (DFS) in patients with intermediate-to-high-risk, localized prostate cancer. Patients were randomized 2:1 (496 in CAN-2409+prodrug and 249 in placebo (PBO) +prodrug). Both arms received standard of care external beam radiation therapy (EBRT) +/- short course androgen deprivation therapy (ADT) (<6 months) and were stratified by NCCN risk group and ADT use. Three intraprostatic injections of CAN-2409 (5x10 11v/2mL) or PBO were administered, each followed by 14 days of prodrug.
•
The study met its primary endpoint, demonstrating a statistically significant improvement in disease-free survival compared to the control arm. Key topline results include:
▪
Statistically significant improvement in DFS for CAN-2409 plus radiation therapy (n=496) vs. radiation therapy alone (n=249). Treatment with CAN-2409 reduced the risk of prostate cancer recurrence or death by 30%. Median DFS was not reached for the CAN-2409 treatment arm vs. 86.1 months in the PBO arm (p=0.0155, HR 0.7, 95% CI 0.52 to 0.94)
▪
Prostate cancer specific DFS (exclusion of non-prostate cancer related deaths) demonstrated a greater effect with a 38% decreased risk in the CAN-2409 arm vs. PBO (p=0.0046; HR 0.62, 95% CI 0.44 to 0.87)

▪
DFS improvement was observed both in patients receiving short-term ADT and in patients not receiving ADT
▪
Significant increase in the proportion of patients achieving a prostate-specific antigen (PSA) nadir (<0.2 ng/ml) was observed in the treatment arm compared to the placebo control arm (67.1% vs. 58.6%, respectively; p=0.0164)
▪
CAN-2409 induced 80.4% pathological complete responses in the 2-year post-treatment biopsies compared to 63.6% observed in the control arm (p=0.0015)
•
The median follow-up time for the recruited population was 50.3 months. The primary outcome measure, DFS, included the evaluation of post-treatment biopsies, performed at two years from the end of radiation, for the presence of tumor recurrence. Local or systemic recurrence and death from any cause were also part of the primary endpoint.
•
CAN-2409 was generally well tolerated, with no new safety signals identified. The most common CAN-2409-related adverse events were flu-like symptoms, fever and chills, which were generally mild to moderate in severity and self-limited.
•
Based on these results, we intend to initiate discussions with the FDA regarding the regulatory pathway for CAN-2409 in intermediate-to-high-risk localized prostate cancer, and we anticipate submitting a biologics license application for CAN-2409 in the fourth quarter of 2026.
o
A phase 2 randomized, double blind, placebo-controlled clinical trial in the United States evaluating patients with low-to-intermediate risk, localized prostate cancer undergoing active surveillance. We completed enrollment of this trial in May 2019.
•
In December 2024, we also reported that the phase 2b clinical trial of monotherapy CAN-2409 in 190 patients with low-to-intermediate risk, localized prostate cancer undergoing active surveillance showed numerical improvement in time to radical treatment and the percentage of patients achieving negative (prostate cancer-free) biopsies at 1-year post-treatment. However, these differences did not reach statistical significance. CAN-2409 was generally well tolerated, with no new safety signals identified. The most common CAN-2409-related adverse events were flu-like symptoms, fever and chills, which were generally mild to moderate in severity and self-limited.
▪
Non-Small Cell Lung Cancer (NSCLC)
o
An open-label phase 2 clinical trial in the United States evaluating CAN-2409 plus valacyclovir in combination with continued PD-(L)1 checkpoint inhibitors in patients with stage III/IV NSCLC who have inadequate response to front line PD-(L)1 checkpoint inhibitor treatments. In April 2023, we announced that the FDA granted fast track designation for CAN-2409 plus valacyclovir in combination with pembrolizumab in order to improve survival or delay progression in patients with stage III (not candidates for curative intent) or stage IV NSCLC, who are resistant to first line PD-(L)1 inhibitor therapy and who do not have activating molecular driver mutations or have progressed on directed molecular therapy. These patients historically have had an expected median overall survival (mOS) of <12 months when treated with SoC chemotherapy (Reckamp K et al. J Clin Onc 2022;40:2295-2306). The aim of the CAN-2409 immunotherapy antitumor strategy is to raise the tail on the survival curve by increasing the number of long survivors beyond 12 months in patients treated with two CAN-2409 injections.
o
In May 2024, we announced topline data that showed prolonged overall survival in our phase 2 clinical trial of CAN-2409 plus valacyclovir, together with immune checkpoint inhibitor (ICI) therapy in patients with Stage III/IV NSCLC inadequately responding to ICI [anti-PD-(L)1] therapy (as of an April 1, 2024 data cut-off):
•
mOS of 20.6 months was observed following two administrations of CAN-2409 plus valacyclovir in NSCLC patients with progressive disease despite ICI therapy, compared to published results of mOS of 11.6 months observed with SoC docetaxel-based chemotherapy in a similar patient population (Reckamp K et al. J Clin Onc 2022;40:2295-2306). Improved mOS was observed in both PD-L1 negative and PD-L1 positive tumors in patients with progressive disease (N=37 patients in cohort 2 for which PD-L1 status at baseline was available). mOS of 22.0 months was observed across all patients (n=46) who had an inadequate response to ICI and who received two administrations of CAN-2409.
•
Treatment with CAN-2409 resulted in systemic activation of the immune response, including increased numbers of effector and cytotoxic T cells as well as elevated levels of inflammatory soluble mediators.

•
Activation of the systemic immune response was associated with shrinkage of uninjected lesions (abscopal response). 71.4% of patients with metastatic disease and at least one uninjected tumor (n=35) experienced a beneficial effect from CAN-2409 treatment on both injected and uninjected tumors. When using a threshold of >5% decrease, more than 60% of patients still showed an abscopal response.
•
As of the cut-off date, treatment with CAN-2409 in NSCLC continued to exhibit a generally favorable safety and tolerability profile. There were no dose-limiting toxicities or grade 4 or higher treatment-related adverse events (TRAEs); the majority of TRAEs were grade 1 or 2, and there were three grade 3 TRAEs (1 pyrexia, 2 pneumonitis).
•
We expect to present updated overall survival data for CAN-2409 in NSCLC in the first quarter of 2025.

▪
Pancreatic Cancer

o
We initiated a randomized phase 2 clinical trial in the United States and Mexico evaluating the activity of CAN-2409 in borderline resectable and locally advanced pancreatic ductal adenocarcinoma (PDAC). Initial positive phase 2 data revealed notable clinical improvements in patients with borderline resectable PDAC following CAN-2409 plus prodrug together with SoC chemoradiation. In March 2023, in connection with our cost management and dynamic portfolio management initiatives, we elected to pause new enrollment in this randomized phase 2 clinical trial, subject to additional funding. Despite the pause in new patient enrollment, we presented initial positive interim overall survival and immunological biomarker clinical data at the Society for Immunotherapy of Cancer (SITC) Annual Meeting in the fourth quarter of 2023. In December 2023, we announced that the FDA granted fast track designation for CAN-2409 plus valacyclovir for the treatment of patients with PDAC to improve overall survival. In April 2024, we announced updated positive overall survival data and also announced that the FDA has granted orphan drug designation for CAN-2409 for the treatment of pancreatic cancer.
o
The following data were disclosed as of the March 29, 2024 data cutoff:
▪
Clinical data highlights:
•
Prolonged and sustained survival was observed after experimental treatment with CAN-2409 in patients with borderline resectable PDAC.
•
Estimated mOS was 28.8 months in the CAN-2409 group versus 12.5 months in the control group.
•
At 24 months, a survival rate of 71.4% was observed in patients receiving CAN-2409 at the time of SoC chemoradiation and surgery, versus only 16.7% in the control group. At 36 months, a survival rate of 47.6% was estimated in patients who received CAN-2409 versus only 16.7% in the control group.
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
o
In February 2025, we announced the final analysis of this phase 2 clinical trial in borderline resectable PDAC:
▪
Estimated median overall survival after enrollment was 31.4 months in the CAN-2409 group versus only 12.5 months in the control group.
▪
Importantly, 3 out of 7 patients who received CAN-2409 were still alive at the time of data cut-off (February 20, 2025) with survival of 66.0, 63.6, and 35.8 months after enrollment; survival from the time of diagnosis was 73.5, 68.8 and 41.3 months for these patients. In contrast, only one out of 6 patients randomized to SoC chemotherapy arm remained alive at the data cutoff; histologic analysis at resection showed intraepithelial neoplasia associated with improved prognosis in this patient.
▪
Median survival post-progression was 21.2 months in CAN-2409 patients (vs. 7.2 months on the control arm).
▪
Based on these promising findings, the Company has decided to prepare for a larger, late-stage, randomized controlled clinical trial of CAN-2409 in PDAC.

Our lead HSV-based product candidate, CAN-3110, is currently in an ongoing investigator-sponsored phase 1b clinical trial in our initial target indication of recurrent high-grade glioma (HGG). Patients recruited in this study have previously failed SoC treatment and have a poor prognosis (expected overall survival < 6-9 months). In February 2024, we announced that the FDA granted fast track designation for CAN-3110 for the treatment of patients with recurrent HGG to improve overall survival. In May 2024, we also announced that the FDA granted orphan drug designation for CAN-3110 for the treatment of recurrent HGG.

Initial overall survival data from this clinical trial was presented in an oral presentation at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2021, and additional biomarker data was reported in an oral presentation at the Society for Neuro-Oncology Annual Meeting in November 2021. During our Research and Development Day in December 2022, we presented updated data demonstrating that a single administration of CAN-3110 was well tolerated with no observed dose-limiting toxicity and achieved 11.6 months mOS. Furthermore, we showed evidence of persistent herpes simplex virus 1 (HSV-1) antigen and HSV-1 replication consistent with the mechanism of action of CAN-3110 as well as evidence of robust immune activation in the tumor microenvironment and in the peripheral blood of treated patients. In May 2023, we presented clinical and biomarker data from this ongoing clinical trial in an oral presentation at the American Society of Gene & Cell Therapy (ASGCT) Annual Meeting where we reported mOS in arm A (n=41) ongoing at 11.8 months and mOS in arm B (n=9) ongoing at 12.0 months as of the April 20, 2023 data cutoff. The safety and tolerability data highlighted the absence of dose-limiting toxicities in both arm A and arm B.

In October 2023, we jointly published an article in Nature that reported extended survival associated with immune activation in patients with recurrent HGG treated with CAN-3110. Notably, new data reported an increased survival in the 66% of patients with positivity for anti-HSV1 antibodies (mOS of 14.2 months). Immune status was positively associated with survival both in patients with pre-existing HSV1 antibodies (pre-treatment) and in 33% of patients who, while negative at baseline, developed anti-HSV1 antibodies after a single injection of CAN-3110. Clinical responses were observed in both injected and uninjected lesions in patients with multifocal disease. Significant tumor responses in both arm A and arm B were observed, with continued reduction in tumor volume in a patient in arm B approximately one year after CAN-3110 treatment. Clinical response for this patient continues as of February 2025 without additional treatment. Analysis of post-treatment samples demonstrated evidence of persistent HSV antigen expression and replication in both injected and uninjected tumor tissue associated with CD8+ T cell infiltration. The extent of immune activation, measured by gene profiling and quantification of immune cells in post-treatment specimens, was associated with the presence of anti-HSV1 antibodies and survival. Survival was also associated with the diversity of the T cell repertoire in circulating T cells, suggesting that patients who were able to mount a diverse immune response against the virus and tumor antigens released during the oncolytic process after CAN-3110 administration, had improved survival.

We are conducting an extension of the clinical trial known as arm C, in which patients with recurrent HGG will receive a repeat dosing regimen of CAN-3110 (up to six injections over four months). Clinical data from arm C will help evaluate whether multiple injections could further improve survival. This clinical trial extension is supported by the Break Through Cancer foundation. As of February 2025, we have dosed seven patients with multiple injections of CAN-3110 (up to six injections over a period of four months). In June 2024, a poster presentation at the ASCO Annual Meeting demonstrated that multiple intratumoral injections of CAN-3110 were feasible and well tolerated with no dose-limiting toxicities or severe adverse events observed in the first six patients treated in arm C. More than 300 core biopsies were obtained from these patients, across the planned dose ranging time points, which were processed for “-omic” analysis, including single-cell RNA sequencing and cell profiling. In October 2024, during the 16th Annual International Oncolytic Virotherapy Conference (IOVC), we announced clinical activity and biomarker data for arm C. The principal investigator of the study reported ongoing improved survival compared to historical controls in patients treated with multiple injections of CAN-3110, with 3 out of 6 patients with recurrent HGG (recurrent glioblastoma) still alive more than one year (12.2, 13.0, and 18.7 months, respectively) after initiation of experimental treatment with CAN-3110. The data also showed discrepancies between imaging and histologic findings. Post treatment longitudinal biopsies demonstrated near absence of tumor cells alongside dense lymphocyte infiltrates especially in patients with enhancement on post-treatment MRI scans, suggesting the presence of radiologic pseudo-progression after treatment with CAN-3110. This data cautions against the evaluation of progression by imaging, restating the importance of survival as the primary endpoint for viral immunotherapy trials. We expect to present initial median overall survival data for the repeat dosing cohort in the fourth quarter of 2025.

In November 2024, during the SITC 2024 Annual Meeting, we presented data demonstrating the antitumor activity of CAN-3110 in preclinical models of melanoma, a tumor characterized by high Nestin expression, frequent loss-of-function in CDKN2A, and alterations in the Ras-Raf signaling pathway. This data supports the rationale to expand the evaluation of CAN-3110 into tumors beyond recurrent HGG, creating a potential pipeline in a product.

We are also designing additional novel viral immunotherapy candidates using our proprietary enLIGHTEN™ Discovery Platform, a systematic, iterative HSV-based discovery platform leveraging human biology and advanced analytics to create new viral immunotherapy candidates for solid tumors. In October 2022, we entered into a collaboration with the University of Pennsylvania (UPenn) Center for Cellular Immunotherapies to study the impact of novel viral immunotherapy candidates based on Candel's enLIGHTEN™ Discovery Platform to strengthen the activity of UPenn’s investigational CAR-T cell therapies in difficult to treat solid tumors.

In November 2023, during the SITC 2023 Annual Meeting, we presented two posters describing the key elements of the platform and the development of the first experimental agent from the enLIGHTEN Discovery Platform. The first agent based on enLIGHTEN™, Alpha-201 Macro1, is an investigational viral immunotherapy designed to interfere with the CD47/SIRPα pathway and activate innate immune surveillance. Results demonstrated monotherapy activity of this agent following local administration in a preclinical model of lung and breast cancer. Additional preclinical data presented at SITC confirmed the capability of the enLIGHTEN™ Advanced Analytics suite to predict optimal gene payload combinations to arm viral vectors, enabling the design of potential combination therapeutics to overcome tumor resistance especially in cancers resistant to immune checkpoint inhibitor treatment.

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

In October 2024, during the 16th Annual IOVC, we presented data on a novel biological multimodal therapeutic from the enLIGHTENTM Discovery Platform, the third preclinical candidate, encoding IL-12 and IL-15. Data included the ability of this asset to induce expansion and activation of natural killer and CD8+ T cells, resulting in significant inhibition of tumor growth and tumor regression in two different tumor models.

We currently own development and commercialization rights for all our programs in major markets, including the United States, Europe and Asia, allowing us to control development and seek approval in those areas as we prepare our commercialization efforts.

We were incorporated in Delaware in June 2003 as Advantagene, Inc. (Advantagene). In December 2019, Advantagene licensed substantially all the assets of Periphagen, a company focused on engineering HSV as a gene therapy vector, and in September 2020, licensed CAN-3110 from Mass General Brigham (MGB). In December 2020, we formally changed our name from Advantagene into Candel Therapeutics, Inc. We completed our initial public offering in July 2021.

Our Strategy

Our goal is to develop first-in class and best-in-class biological multimodal immunotherapies to transform the lives of cancer patients. We plan to develop and commercialize our two most advanced product candidates, CAN-2409 and CAN-3110, for the treatment of a broad range of solid tumor indications, while continuing to build our pipeline through our discovery platform. Key elements of our strategy include the following:

▪
Advance the late-stage development of, and seek regulatory approval for, our product candidate, CAN-2409, in newly diagnosed, localized prostate cancer. We have recently reported positive topline data on a potentially registrational phase 3 clinical trial in patients with localized, intermediate- and high-risk prostate cancer in combination with SoC radiotherapy. If approved, we believe CAN-2409 could be a first-in-class drug for localized prostate cancer patients.
▪
Advance the development of CAN-2409 in stage III/IV NSCLC patients with inadequate responses to SoC immune checkpoint inhibitors (ICI). A phase 2 clinical trial that evaluates CAN-2409 in combination with ICI is currently underway in NSCLC. Our aim is to improve mOS compared to optimal SoC.
▪
Advance the development of CAN-2409 in pancreatic cancer. We conducted a randomized controlled phase 2 clinical trial in patients with borderline resectable pancreatic adenocarcinoma. Our aim is to improve mOS compared to SoC.
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
▪
Advance the development of CAN-3110 in a phase 2 clinical trial in rHGG to identify the optimal dosing regimen and improve mOS compared to SoC.
▪
Initiate IND-enabling work for CAN-3110 in a second indication characterized by Nestin expression. We intend to discuss a new clinical trial designed to explore safety, tolerability and preliminary efficacy in a second indication, for example triple negative breast cancer or melanoma, with the FDA.
▪
Leverage our HSV viral immunotherapy platform to develop additional HSV-based product candidates. Our enLIGHTEN™ Discovery Platform enables rapid vector engineering to generate a range of new candidates in a data driven and indication specific manner, using computational biology and artificial intelligence. We utilize a key attribute of HSV, a high capacity for genetic cargo, to enable targeted modifications and deploy indication specific genes to the tumor microenvironment. Our platform is designed to generate both replication-defective and replication-competent agents depending on the demands of a particular application.
▪
Establish strategic partnerships to maximize the value of our current and future product candidates. In order to advance treatment options for a large number of patients, we may partner with other companies with complementary resources to maximize the value of our current and future product candidates. Such partnerships may allow us to pair CAN-2409, CAN-3110, and our future product candidates with other novel agents owned by strategic partners. Partnerships may also help realize the full potential of our product candidates in markets where we are unlikely to pursue development or commercialization on our own. We intend to maintain significant economic interest in our product candidates and selectively consider partnership opportunities.
▪
Ensure commercial-scale manufacturing of our product candidates. We will rely on third party contract manufacturers for commercial-scale manufacturing of both product candidates, CAN-2409 and CAN-3110. For CAN-2409, we have worked with our contract manufacturer (CDMO) to tech transfer, scale up and lock the manufacturing process by performing small scale development runs and a large-scale confirmation run and engineering run. The CDMO will manufacture a clinical batch which will be used to supply clinical trials after completing an analytical (in vitro) comparability study, and manufacture validation batches to lock the commercial process and enable filing of the biologics license application. We expect that our cost-of-goods will be substantially lower than that for cell- and antibody-based therapies because of our high-yield manufacturing process.

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

Immunotherapy is a relatively new treatment modality that has expanded the anti-cancer treatment paradigm. FDA-approved immunotherapies include cytokines, cell therapies and antibodies, including ICIs. Much focus has been placed on harnessing the effector T cell arm of the immune system for tumor specific immunity. Adoptive T cell therapy has shown some positive results but with limited activity in solid tumors and is not scalable for widespread use. Vaccine approaches range in complexity from peptide or mRNA encoded antigens to autologous or allogeneic tumor cell products. The advantage of the single antigen approaches is that they can be easily manufactured and produced. However, they have the fundamental disadvantage of being potentially irrelevant for a patient’s specific tumor or immune system or easily bypassed by resistant clones. Cellular vaccines are not easily scalable and allogeneic vaccines may not bear the relevant antigens expressed by a patient’s tumor. ICIs such as anti-PD-1 and anti-PD-L1 antibodies, have transformed the treatment paradigm for different cancer indications. However, they do not induce a specific immune response and only approximately 15% to 40% of overall patients respond to such treatment.

We are focused on the development of viral immunotherapy approaches, which are based on an extensive history of research. Originally, the mechanism of action of agents in this class was believed to be merely based on the ability of the virus to induce cancer cell lysis and to resolve tumors. Later, it was demonstrated that viral immunotherapy may induce immunogenic cell death. This effect may be enhanced by the pro-inflammatory effects of the viral capsid proteins. With the dramatic emergence of ICIs and immunotherapy as a core treatment modality, the importance of the immunostimulatory aspect of viral-mediated approaches became more widely evident. The currently understood generalized mechanism of action of viral immunotherapies like CAN-2409 and CAN-3110 is unique in combining both an anti-tumor cytotoxic component and an immune-stimulatory component. Together, these assets lead to an “in-situ vaccination” effect against the injected tumor followed by an effect on uninjected distant metastases.

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

The Mechanism of Action of Candel's Viral Immunotherapy:

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
•
Broad stimulation of anti-tumor immunity. The immunogenic cell death driven by oncolysis results in a potent local and systemic immune stimulation, while adenoviral or HSV viral particles induce increased expression of proinflammatory cytokines, chemokines and adhesion molecules. Together this promotes the activation of both the innate and adaptive arms of the immune system. This broad response commonly includes recruitment and activation of antigen-presenting cells and effector immune cells to the site of the tumor.
•
Priming of the immune system against tumor antigens. The lysis of cancer cells leads to the exposure of tumor-specific antigens to immune cells. This early effect, combined with intratumoral immune cell infiltration and activation, leads to antigen presentation and initiation of a local adaptive immune response targeted against a set of tumor antigens expressed by the patient’s cancer cells.
•
Development of a systemic immune memory response. Viral immunotherapy induces the development of a long-lasting systemic immune surveillance against the multitude of antigens associated with the injected tumor, and consequently, tumor antigens expressed at metastatic sites. This leads to a systemic cytotoxic immune response against the injected tumor and distant metastases; the latter is known as an abscopal effect.

Desirable Clinical Properties. Candel's viral immunotherapy has attributes that are important for cancer therapeutics. The agents are off-the-shelf and they have been shown to stimulate local and systemic immune responses in most patients, leading to an individualized anti-tumor immune response. In contrast, individualized cellular immunotherapies require specific manufacturing processes for each individual patient. The first viral immunotherapy was approved by the FDA in 2015, providing support that new agents in this class may have similar or better potential. Furthermore, safety data shown in several clinical trials of various viral immunotherapies supports the ability to combine viral immunotherapy with other therapeutic strategies.

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
▪
Off-the-Shelf Product. A standard product intended to be available as needed via prescription supports straightforward clinical administration, simplified manufacturing and supply chain management.
▪
Intratumoral Route of Administration. Both of our product candidates are administered by direct injection into the tumor site, and have been shown to result in a systemic immune response. This approach aims to maximize immune stimulation and minimize systemic toxicity, factors that are believed to be suboptimal with intravenous administration. We believe that directly injecting these viral immunotherapies into a patient’s cancerous tissue helps to optimize the benefit/risk for these agents to be highly immunostimulatory at the site of the tumor, whereas systemically administered agents would need to avoid detection by the body’s immune surveillance mechanisms to avoid rapid destruction before getting to the target tumor. Intra-tissue administration is the standard approach in vaccination. While our product candidates are administered directly into the tumor, we observed a systemic anti-tumor immune response in our preclinical studies and clinical trials, resulting in improvement of both injected and uninjected tumors, also known as an “abscopal” effect. For the indications that we selected, intratumoral administration is a straightforward procedure that is aligned with normal clinical practice, leveraging routine SoC medical procedures, such as intra-prostate injection, endoscopy, and bronchoscopy for CAN-2409, or stereotactic injection for CAN-3110.
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
▪
Pro-inflammatory Virus Particle. The adenoviral virus particles are strong simulators of the innate immune system, a property that contributes to immune activation at the site of administration.
▪
High-Titer Formulation. Adenovirus can be formulated at high titers, facilitating the administration of low volume doses sufficiently potent to induce strong activity.
▪
Product Stability. The formulation deployed in clinical trials has stability at refrigerator temperatures (4°C), supporting use at less specialized and therefore widely accessible sites such as community-based private clinics.
▪
Non-Replicating Design. Engineering the adenovirus to remove the replication ability reduces the potential for viral shedding, something which is particularly important in clinical applications such as prostate cancer. There is no need for in vivo amplification as the viral gene construct combined with prodrug is highly immunogenic and can be administered at high titers.

Key attributes of our CAN-3110 platform include:

▪
Capacity for selective replication in the tumor. There is a strong rationale for use of a replication-competent virus that is designed to provide potent oncolysis and viral amplification in tumors characterized by high volume or located in less anatomically accessible areas, such as recurrent HGG. We have engineered CAN-3110 to selectively replicate only within tumors. This tumor specific replication ability of CAN-3110 is regulated by the expression of ICP34.5, a gene encoding for a protein that permits viral replication even in the presence of the interferon response that is normally able to quell viral infection. In the CAN-3110 construct, ICP34.5 expression is driven by the expression of Nestin, a protein largely expressed in certain tumors, like HGG, but not in healthy brain tissue, thereby enabling replication specifically in the context of HGG and in other tumors expressing Nestin.
▪
Oncolytic activity combined with immunostimulatory properties. CAN-3110 is designed to persist and replicate at the site of the tumor. Viral replication is accompanied by tumor oncolysis, with release of tumor antigens in the microenvironment and activation of a local and systemic immune response.

Key attributes of the enLIGHTEN™ Discovery Platform include:

▪
Strong focus on human biology, including deep phenotyping of human tumors, to increase probability of success
▪
Data driven selection of the payload. The use of computational biology and artificial intelligence on proprietary as well as publicly available datasets enables us to select what we believe is the best payload for combinatory strategy in each specific indication, rationalizing our payload selection, de-risking development and maximizing our probability of success.
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

Our Pipeline

We have an advanced pipeline of late-stage and early-stage assets with our two most advanced product candidates, CAN-2409 and CAN-3110 as well as a preclinical pipeline.

CAN-2409, formerly known as gene mediated cytotoxic immunotherapy (GMCI), is our most advanced product candidate. It is a replication defective adenovirus that has been genetically modified to express the gene encoding the HSV-thymidine kinase enzyme. This enzyme activates the prodrug, valacyclovir, a widely available, generally well-tolerated antiviral at the site of the tumor, generating a powerful patient-specific anti-tumor immune response. We believe there are three key aspects of the mechanism of action. First, the direct, cellular killing activity is based on the transformation of valacyclovir into a toxic nucleotide analogue that disrupts DNA synthesis and repair. This phenomenon occurs preferentially in actively dividing cancer cells and cells exhibiting DNA damage, thereby providing tumor specificity. This DNA repair inhibition is also hypothesized to be the mechanistic explanation behind the encouraging pre-clinical and clinical activity of CAN-2409 in combination with radiotherapy, a treatment known to cause DNA breaks requiring repair for continued cellular survival. Second, adenoviral capsid proteins themselves also directly trigger an immuno-inflammatory response through the establishment of a proinflammatory tumor microenvironment, resulting in the expression of proinflammatory cytokines, chemokines, and adhesion molecules that contribute to the optimal conditions to immunize against the tumor antigens that are released in the tumor microenvironment as a direct result of the formed toxic nucleotide analogues. Together, this results in the recruitment, activation and proliferation of anti-tumor effector cells, in particular CD8+ cytotoxic T cells. Consequently, the localized death of tumor cells releases numerous antigens that can be recognized by the patient’s own immune system, thereby training the immune system to recognize, target and destroy cancer cells bearing the same antigens that have spread to other sites in the body.

To date, CAN-2409 has been administered to over 1000 patients with cancer. In total, we have conducted more than 10 clinical trials with CAN-2409 in a range of solid tumor indications. We have seen encouraging clinical activity and a favorable tolerability profile with CAN-2409 in both monotherapy and combination settings with radiotherapy, ICI therapy, ADT, chemotherapy and surgery. Based on the totality of our clinical data generated to date, we are currently pursuing indications in lung, pancreatic, and prostate cancer, which we believe all have great potential to address the unmet need.

We have successfully completed a phase 3 clinical trial of CAN-2409 under agreement with the FDA through the SPA process in newly diagnosed localized prostate cancer in intermediate- and certain high-risk patients in combination with the SoC that comprises radiotherapy and optional ADT. Our SPA provides FDA concurrence that our key endpoints and specific critical elements of our trial design are adequate to support a potential future marketing application. The clinical trial is randomized, triple-blinded and placebo-controlled. It targeted enrollment of approximately 700 patients and was fully enrolled with 745 patients randomized (711 of which received at least one study drug injection) in September 2021. We recently reported positive topline data on this trial, demonstrating that CAN-2409 in combination with SoC radiation+/- short course ADT is able to significantly improve DFS in early prostate cancer compared with SoC radiation+/- short course of ADT alone, with a reduction in cancer recurrence or death of 30% (hazard ratio 0.7). We have received fast track designation by the FDA for the development of CAN-2409 for the treatment of localized, primary prostate cancer in combination with radiotherapy to improve the local control rate, decrease recurrence and improve disease-free survival. We expect that if we obtain FDA approval on the basis of the results presented in

December 2024, CAN-2409 could be the first new FDA approved pharmacologic treatment available in over 20 years as a potential first-line therapeutic for the over 100,000 patients who are newly diagnosed with localized prostate cancer each year in the United States.

In NSCLC, we previously observed monotherapy activity of CAN-2409 in a phase 1b biomarker focused, proof of mechanism clinical trial. In 2020, we initiated a phase 2a clinical trial evaluating CAN-2409 in combination with PD-(L)1 checkpoint inhibitors for patients with inadequate response to PD-(L)1 ICI. This open-label clinical trial was previously amended to target enrollment of approximately 80 patients with stage III/IV NSCLC in two separate cohorts. The cohorts are defined based on response to ICI at the time of enrollment. Cohort 1 addresses patients with stable disease at enrollment. Cohort 2 enrolls patients with progressive disease after at least 18 weeks of ICI treatment. Patients continue treatment with their initial ICI and two administrations of CAN-2409 are added to the therapeutic regimen. The original primary efficacy endpoints for this trial are tumor response as measured by RECIST criteria including overall response rate (ORR) and/or disease control rate (DCR), but – consistent with SITC guidelines - there has been an increasing focus on the gold standard endpoint in this population, which is overall survival. We reported initial data from this trial at the ASCO Annual Meeting in June 2022 and during our Research and Development Day in December 2022. These data were further supported in an update announced in September 2023, based on a data cutoff of August 1, 2023. In this September 2023 announcement, we presented updated data which showed evidence of local and systemic anti-tumor activity; a DCR of 77% (20/26) in patients entering the trial with disease progression (cohort 2; 90% of these patients had stage IV disease); sustained and ongoing clinical responses greater than 1 year; favorable change in the trajectory of tumor progression; decreased tumor size of RECIST target lesions in most patients; reduced uninjected tumor size in 14/21 patients (67%); an overall response rate of 13% (4/30) across cohorts 1 and 2; durable disease stabilization translating into encouraging preliminary evidence of progression-free survival; consistent induction of local and systemic cytotoxic T cell response; increased infiltration of CD8+ T cells in the tumor microenvironment; systemic expansion of effector T cells and increase in soluble granzyme B levels in the peripheral blood; and a favorable safety/tolerability data with most treatment-related adverse events being grade 1/2. In December 2023, the recruitment of this study was paused as we completed target enrollment for cohort 2, which is the key target population as they have the largest unmet need. We received FDA fast track designation for CAN-2409 plus valacyclovir in combination with pembrolizumab in order to improve survival or delay progression in patients with stage III/stage IV in NSCLC who are resistant to first line PD-(L)1 inhibitor therapy and who do not have activating molecular driver mutations or have progressed on directed molecular therapy in April 2023. In May 2024, we announced topline data, showing markedly prolonged overall survival in patients who had received two injections of CAN-2409 compared to historical controls. mOS of 20.6 months was observed following two administrations of CAN-2409 plus valacyclovir in NSCLC patients with progressive disease despite ICI therapy, compared to published results of mOS of 11.6 months observed with SoC docetaxel-based chemotherapy in a similar patient population (Reckamp K et al. J Clin Onc 2022;40:2295-2306). Improved mOS was observed in both PD-L1 negative and PD-L1 positive tumors in patients with progressive disease (N=37 patients in cohort 2 for whom PD-L1 status at baseline was available). mOS of 22.0 months was observed across all patients in cohorts 1 and 2 (n=46), who had an inadequate response to ICI and who received two administrations of CAN-2409. We confirmed that treatment with CAN-2409 resulted in systemic activation of the immune response, including increased numbers of effector and cytotoxic T cells as well as elevated levels of soluble mediators of inflammation. Activation of the systemic immune response was associated with shrinkage of uninjected lesions (abscopal response). 71.4% of patients with metastatic disease and at least one uninjected tumor (n=35) experienced a beneficial effect from CAN-2409 treatment on both injected and uninjected tumors. When using a threshold of >5% decrease, more than 60% of patients still showed an abscopal response. We also confirmed that treatment with CAN-2409 in NSCLC continued to exhibit a generally favorable safety and tolerability profile as of the cut-off date. We anticipate presenting updated overall survival data in the first quarter of 2025.

In a previous phase 1b trial, patients with pancreatic cancer treated with CAN-2409 in addition to SoC demonstrated a greater survival duration over the expected survival of the patients treated with the existing SoC alone in a comparison to historical clinical trial results. Furthermore, in the group of patients where pre- and post-treatment tumor biopsies were available, a statistically significant increase in the number of CD8+ tumor infiltrating lymphocytes was observed. Next, we have initiated a randomized controlled phase 2aclinical trial evaluating CAN-2409 in borderline-resectable pancreatic adenocarcinoma. In March 2023, in connection with our cost management and dynamic portfolio management initiatives, we elected to pause new enrollment in this randomized phase 2a clinical trial and first evaluate survival in the patients already enrolled in the clinical trial. Despite the pause in patient enrollment, we presented initial clinical data in the fourth quarter of 2023. The initial data showed prolonged and sustained survival in patients treated with CAN-2409 but not in the control arm. We observed a separation of the survival curves with an estimated survival rate of 71.4% in the treatment arm at 24 months and 47.6% at 36 months, compared to 16.7% in the control arm at both 24 and 36 months after treatment. We received FDA fast track designation for CAN-2409 plus prodrug (valacyclovir) for the treatment of patients with PDAC to improve overall survival in December 2023. In April 2024, we announced that the FDA has granted orphan drug designation for CAN-2409 for the treatment of pancreatic cancer. In April 2024, we also reported topline survival data for the population of patients with borderline resectable PDAC with CAN-2409. Estimated mOS was 28.8 months in the CAN-2409 group versus only 12.5 months in the control group. Importantly, 4 out of 7 patients who received CAN-2409 were still alive at the time of data cutoff, with 2 patients surviving more than 50.0 months from enrollment. Only 1 out of 6 patients, randomized to control SoC chemotherapy alone, remained alive at data cutoff (alive at 50.6 months). Biomarker data analysis demonstrated consistent and robust activation of immune response after dosing with CAN-2409. Addition of CAN-2409 regimen to SoC was generally well tolerated, with no dose-limiting toxicities, including no cases of pancreatitis

In February 2025, we presented final data from this randomized clinical trial. Prolonged and sustained survival was observed after experimental treatment with CAN-2409 compared to the control group in patients with borderline resectable PDAC (n=13): estimated median overall survival after enrollment was 31.4 months in the CAN-2409 group versus only 12.5 months in the control group. Median survival post-progression was 21.2 months in patients who received CAN-2409 compared to 7.2 months in the control arm. Importantly, 3 out of 7 patients who received CAN-2409 were still alive at the time of data cut-off with a survival of 66.0, 63.6, and 35.8 months, respectively, after enrollment; survival from the time of diagnosis for these patients was 73.5, 68.8, and 41.3 months, respectively. Of these, the first patient had stage IV metastatic disease detected during surgery, the second had residual tumor present at the resection margin, and the third had adenocarcinoma with negative resection margins. In contrast, only one out of 6 patients randomized to SoC chemotherapy arm remained alive at the data cutoff (61.2 months from enrollment and 65.5 months from diagnosis); histologic analysis at resection showed intraepithelial neoplasia without evidence of residual adenocarcinoma in this patient, which is associated with improved prognosis. Based on these promising findings, the Company has decided to prepare for a larger, late-stage, randomized controlled clinical trial of CAN-2409 in PDAC.

Our second viral immunotherapy platform is based on a novel, next generation, genetically modified HSV that induces tumor specific oncolysis. The HSV-based platform enables the generation of both replication-competent and replication-defective viral product candidates as well as the capacity to clone up to five transgenes into the vector that will allow us to optimize the profile of the viral gene construct for different tumor settings. CAN-3110, our first HSV-based product candidate, has been engineered for enhanced specificity and tumor cell killing, while minimizing toxicity on healthy tissue. CAN-3110 was formerly known as rQNestin34.5v.2. An investigator-sponsored phase 1b clinical trial is ongoing with CAN-3110 in our initial target indication of recurrent HGG and we reported biomarker results in November 2021. During our Research and Development Day in December 2022, we presented updated data, demonstrating that the treatment was well tolerated with no observed dose-limiting toxicity. During an oral presentation at the ASGCT Annual Meeting in May of 2023, we reported mOS of 11.8 months in arm A and 12.0 months in arm B with a single dose, based on a data cutoff date of April 20, 2023, which is markedly longer than data in historical controls in the same patient population with mOS < 6-9 months. Additionally, the data showed evidence of immune activation and persistent HSV-1 antigen expression and HSV-1 replication consistent with the mechanism of action. Clinical and biomarker data for the first 41 patients treated with a single injection of CAN-3110 were published in Nature in October 2023. The FDA has granted fast track designation to CAN-3110 for the treatment of patients with recurrent HGG to improve overall survival in February 2024. In May 2024, the FDA awarded Orphan Drug designation to CAN-3110, recognizing its potential in treating HGG. We are currently evaluating the effects of multiple doses of CAN-3110 in recurrent HGG supported by the Break Through Cancer foundation. In October 2024, during the 16th Annual IOVC, we presented clinical activity and biomarker data for arm C. The principal investigator of the study reported ongoing improved survival compared to historical controls in patients treated with multiple injections of CAN-3110, with 3 out of 6 patients with recurrent HGG still alive more than one year (12.2, 13.0, and 18.7 months, respectively) after initiation of experimental treatment with CAN-3110. We expect to present initial median overall survival data after repeat dosing of CAN-3110 in the fourth quarter of 2025.

Based on the molecular mechanism of CAN-3110, we believe that it could be evaluated in an expanded range of indications in the future, such as other neurologic tumors, melanoma, sarcoma, gastrointestinal stromal tumors, thyroid tumors, and breast cancer. In November 2024, during the SITC 2024 Annual Meeting, we presented data demonstrating the antitumor activity of CAN-3110 in preclinical models of melanoma, further supporting the rationale to expand the evaluation of CAN-3110 into tumors beyond rHGG.

In addition, we are pursuing novel discovery programs based on our enLIGHTEN™ Discovery Platform. In November 2023, during the SITC 2023 Annual Meeting, we presented two posters describing the key elements of the platform and the development of the first experimental agent from the enLIGHTEN™ Discovery Platform. This first agent, Alpha-201 Macro1, is an investigational viral immunotherapy designed to interfere with the CD47/SIRPα pathway and activate innate immune surveillance. Results demonstrated monotherapy activity following local administration in a preclinical model of lung cancer. Additional preclinical data presented at SITC confirmed the capability of the enLIGHTEN™ Advanced Analytics suite to predict optimal gene payload combinations to arm viral vectors, that enable the design of potential combination therapeutics to overcome tumor resistance, especially in cancers resistant to ICI treatment.

In April 2024, during the American Association for Cancer Research's 2024 Annual Meeting, we presented data on a second preclinical candidate from the enLIGHTEN™ Discovery Platform, a first-in-class multimodal immunotherapy for induction of tertiary lymphoid structures. In October 2024, during the 16th Annual IOVC, we presented data on a third preclinical candidate, a novel multimodal viral therapeutic from the enLIGHTENTM Discovery Platform encoding IL-12 and IL-15, demonstrating its ability to induce tumor regression in two different tumor models

Market Opportunity

The four indications where we have the most advanced clinical trials are localized prostate cancer, NSCLC, pancreatic cancer, and recurrent HGG. These types of cancer present substantial market opportunities and are also enabling indications for future expansion into other solid tumors.

Localized Prostate Cancer

Prostate cancer is the second most common cause of cancer in men in the United States and many other parts of the world, representing a high level of medical burden and unmet need. The prostate cancer therapy market is estimated to grow to over $16.1 billion by 2026. Approximately 200,000 men in the United States are diagnosed with prostate cancer annually, with more than 30,000 deaths each year. Roughly 150,000 men in the United States are diagnosed with early, localized prostate cancer each year, of which roughly 105,000 are considered to have intermediate- or high-risk of progression

For these intermediate- and high-risk patients, the SoC is radical prostatectomy or radiotherapy, often in conjunction with androgen deprivation therapy or chemical castration, with a curative intent. Still, with current SoC there will be disease recurrence in about ~30% of the patients over time. Therefore, there is a significant unmet need for a novel treatment able to help prevent recurrence of the disease after radical treatment, avoiding the need for additional androgen deprivation therapy, additional radiotherapy, PSMA-targeted therapy, chemotherapy, or salvage radical prostatectomy (in patients who failed radiotherapy).

These treatments for recurrent prostate cancer after radical therapy may have severe side effects. For example, androgen deprivation therapy may result in impotence, hot flashes, mood changes, depression, and impaired impact on quality of life.

We believe CAN-2409 could provide a significant commercial opportunity for therapeutic use in the newly diagnosed, localized prostate cancer patient population, with the goal of preventing recurrence of disease without significant toxicities and with a product that can be administered at outpatient facilities.

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

We believe CAN-2409 could provide a significant commercial opportunity for therapeutic use in NSCLC patients with an inadequate response to ICI, if we are able to demonstrate overall survival of more than 12 months after treatment.

Pancreatic Cancer

The American Cancer Society estimated that approximately 64,050 people in the United States (33,130 men and 30,920 women) were diagnosed with pancreatic cancer in 2023; about 50,550 people (26,620 men and 23,930 women) will die of pancreatic cancer the same year. Treatment is with surgery in cases where tumors are resectable, followed by adjuvant chemoradiation; there is increasing use of neoadjuvant chemoradiation in borderline resectable or even resectable disease in order to better reduce the risk of recurrence. For resected patients, while surgery and adjuvant approaches (e.g. FOLFORINOX) have improved mOS, 5-year survival rates remain disappointing (20-30%) and most tumors will recur (median recurrence free survival ~1.5 years). While there is a high level of clinical research and development activity across pancreatic cancer settings (over 150 investigational products in phase 2 or later development), the majority are targeting metastatic disease. Physicians have identified a continued unmet need for more effective treatment options across the pancreatic cancer setting, in particular a need for improving survival. There are an estimated 12,340 patients with borderline resectable disease in the US/EU5.

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

The prognosis for glioblastoma that has recurred is dire; mOS with second line chemotherapy such as lomustine is associated with mOS of <6-9 months. Few pharmaceutical treatment options exist for patients with recurrent HGG, with the last significant FDA approval over a decade ago. Avastin was approved in 2009, specifically for patients with recurrent glioblastoma, and approval was granted despite the absence of a survival benefit in the registrational studies. New agents to treat patients with recurrent HGG are urgently needed.

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

Our Product Candidates

Initial Product Candidate - CAN-2409

We believe the adenovirus-based CAN-2409 has advantageous properties that differentiate from other viral immunotherapies. Namely, CAN-2409:

▪
Has consistently shown activity in clinical trials across a range of solid tumor types, including a positive randomized, placebo-controlled phase 3 clinical trial in localized prostate cancer.
▪
Has been dosed in more than a thousand patients and has generated favorable tolerability and safety data.
▪
Is engineered to be potently immunogenic but non-replicating with the goal of eliciting a systemic anti-tumor immune response against the tumor, while minimizing the risk for local and systemic toxicity.
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

The prodrug-derived cytotoxic nucleotide analogs are designed to inhibit DNA replication and repair, leading to the death of multiplying tumor cells, and in particular of cells undergoing repair from radiation or chemotherapy damage. This form of cell death is immunogenic and exposes tumor antigens that can elicit a further tumor-specific immune response. Additionally, the adenoviral serotype 5 capsid protein itself stimulates a marked immuno-inflammatory response. Key pro-inflammatory cytokines as well as chemokines, adhesion molecules and costimulatory molecules are locally upregulated, resulting in an inflamed (hot) tumor microenvironment, able to further enhance CD8+ cytotoxic tumor infiltrating lymphocyte cell activation and in situ immunization against a multitude of released tumor antigens.

This local effect provides a strong mechanistic rationale for the combination of viral immunotherapy with ICIs, such as PD-1 or PD-L1 targeting antibodies. ICI agents work by unmasking the inhibitory signals provided by PD-L1 ligands on tumor cells when bound to PD-1 receptors on T cells. By blocking this suppressive signal pharmacologically, it has been demonstrated that T cells can be unleashed to attack cancer cells, and that profound clinical benefit can be achieved, but only in a minority of patients. It has been hypothesized that treatment results can be significantly improved by optimizing recognition of the specific tumor antigens by the patient’s adaptive immune system using viral immunotherapy combined with the non-specific stimulation of T cells induced by ICI treatment. CAN-2409 has not only been shown to induce a specific anti-tumor immune response, but it may also upregulate PD-1 and PD-L1, which could convert non-responders to ICI into responders.

The immune system is highly dynamic, with continuous trafficking of different populations of immune cells throughout the body. One outcome of this is that when T cells are locally activated and reprogrammed to recognize tumor-specific antigens, they can act systemically to drive an efficient immune response at sites distant from the original tumor. This abscopal effect may explain the significant effects observed at distant, uninjected sites demonstrated in experimental models of cancers. For example, an abscopal effect has been shown for CAN-2409 in a mouse model of prostate cancer. The model employed RM-1, a syngeneic prostate cell line, that was implanted both in the flanks of the mice as well as systemic, via a tail vein injection to mimic metastatic disease, resulting in the emergence of lung tumor nodules. After intratumor treatment of the flank tumor masses with either CAN-2409 plus prodrug, alone or in combination with radiotherapy, we observed a beneficial response in both injected and uninjected metastatic tumors. Use of CAN-2409 resulted in a 38% mean reduction in tumor volume at the site of injection and, in the combination arm, a reduction of 61% in tumor volume. Notably, the average number of uninjected lung nodules was reduced from 20.5 in the control arm and 22.4 in the mice that received radiotherapy to 13.0 in the CAN-2409 arm, and to 6.6 when CAN-2409 was combined with radiotherapy, showing both an abscopal (systemic) effect and synergy between CAN-2409 treatment and radiotherapy in a mouse model of prostate cancer. We have confirmed the abscopal response (systemic anti-tumor immune response) after experimental treatment with CAN-2409 plus prodrug in patients with NSCLC. We observed regression of uninjected lesions in about two-thirds of evaluable patients presenting with multiple lesions.

The activity of CAN-2409 treatment has been shown to be dependent on CD8+ T cell involvement in studies in mouse models that evaluated permutations of CAN-2409 treatment and T cell depletion. Furthermore, T cells from mice that were successfully treated with CAN-2409 and prodrug were shown to be sufficient to inhibit tumor growth when mixed with AKR tumor model cells and implanted subcutaneously in mouse flanks. This activity was not observed with T cells from untreated mice, from mice that were treated with a control vector that lacked the thymidine kinase gene, or when the AKR tumor cells were xenografted alone. Together, data in experimental mouse models of cancer support a T cell dependent mechanism of action for CAN-2409 and provide evidence for in situ vaccination against the tumor, largely based on a CD8+ T cell mediated mechanism. Accordingly, we have shown the induction of CD8+ T cell infiltration at the site of the tumor in patients with prostate cancer, pancreatic cancer, and NSCLC.

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
▪
Has shown a clinical signal in a very difficult to treat brain cancer population, critically defined by a highly immunosuppressive environment.
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

Our Clinical Trials

CAN-2409 for Prostate Cancer

We have completed multiple phase 1b and phase 2 clinical trials in non-metastatic prostate cancer using CAN-2409 as monotherapy and in combination with SoC. These trials generated favorable tolerability and safety data and also provide evidence to support CAN-2409 immune activation, dosing levels and schedules. We have administered CAN-2409 to more than 700 patients with localized prostate cancer to date.

Monotherapy Activity

We have observed what we believe to be a clinical response with CAN-2409 as monotherapy in our phase 1b and phase 2a clinical trials. These responses have been consistently observed in patients with prostate cancer, including patients with newly diagnosed, localized disease, as well as those whose cancer was progressing even after radiotherapy.

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

In another phase 1b/2a clinical trial, patients whose prostate cancer had progressed following radiotherapy and who presented with a persistently rising PSA level, were treated with CAN-2409 as monotherapy using six dose levels, ranging from 1x108–1x1011 viral particles. In 27 of the 36 patients recruited a decrease in PSA levels was observed following a single cycle of CAN-2409, as measured by the best PSA decrease in serial assessments within the first 3 months after treatment. PSA is widely employed for patient management in conjunction with biopsy, as rising PSA levels, and in particular PSA doubling time are associated with disease progression. In that same clinical trial, we observed that the PSA doubling time improved significantly (p=0.0271) from 15.9 months at baseline to 42.5 months after a single cycle of CAN-2409 administration in this treatment-resistant patient population. A subset of the patients in this trial also received second or third injection courses of CAN-2409. In most of these patients, another decrease from pre-administration PSA levels was observed upon repeated injection.

We recently completed a phase 2b randomized, double blind, placebo-controlled clinical trial in the United States evaluating the effects of CAN-2409 monotherapy in patients with low-to-intermediate risk, localized prostate cancer undergoing active surveillance. We randomized 190 patients: 127 to the CAN-2409 arm who received 2 doses of CAN-2409 plus valacyclovir and 63 patients who received PBO plus valacyclovir. Enrollment of this trial was completed in May 2019. In December 2024, we reported data showing numerical improvement in time to radical treatment and the percentage of patients achieving negative (prostate cancer-free) biopsies at 1-year post-treatment. However, these differences did not reach statistical significance. CAN-2409 was generally well tolerated; AEs were consistent with prior studies. The study may have been underpowered for the primary endpoint of progression-free survival. The Company has decided to deprioritize the development in the active surveillance population.

Combination Therapy

Because of the increasing prevalence of combination therapy for cancer patients, the ability to combine novel agents with SoC treatments without overlapping toxicity is of increasing importance. We believe that the favorable tolerability and safety data generated for CAN-2409 in our clinical trials is encouraging for our current and future development plans, in combination with other agents where indicated. In clinical trials to date, CAN-2409 has been generally well tolerated. Our previous phase 2a clinical trial data informed our agreement with the FDA under the SPA for our phase 3 clinical trial. Previously, we observed that intermediate-risk patients who received CAN-2409 in combination with radiotherapy had failure rates that were 75% lower than those reported in four other contemporaneous trials of similar patient populations. Where these other clinical trials reported freedom from failure rates of between 75%-79%, corresponding to cumulative recurrence rates of 21%-25%, CAN-2409 resulted in a 5% recurrence rate in patients with intermediate-risk prostate cancer. The median follow-up of patients who received CAN-2409 in this phase 2a clinical trial was 5.7 years. Similarly, results in this clinical trial also demonstrated reduced recurrence rates in the low- and high-risk patients enrolled when compared to these other trials. Furthermore, a pathological complete response (pCR) was observed in 93% of the biopsies available at 2yrs (37%-73% in control populations). In this trial, low-risk patients achieved a PSA of < 2ng/ml in 77% of CAN-2409 treated patients versus 58% in control populations.

The endpoint used in our phase 2b trial was freedom from failure (FFF), defined by the period of time between treatment and the occurrence of a clinical or biochemical failure. Under the SPA agreement, we have selected disease-free survival (DFS) as the endpoint for our phase 3 clinical trial. The DFS definition requires an objective detection of tumor progression. This largely overlaps with FFF as it is often triggered by detection of increased PSA levels (i.e., biochemical failure). We have also reanalyzed our previous phase 2a data using DFS parameters, supporting the implementation of DFS as endpoint in our phase 3 trial.

Potentially Registrational Phase 3 Clinical Trial for Localized Prostate Cancer

We are developing CAN-2409 as a potential therapeutic option that avoids the long-term severe side effects of hormone therapy or surgical interventions. Based on the data from our clinical trials to date, we believe that CAN-2409 has the potential, if approved, to be the first new first-line product candidate approved for patients with localized prostate cancer in over 20 years. We recently reported successful topline data in a potentially registrational phase 3 trial for CAN-2409, under an SPA with the FDA, in newly diagnosed localized prostate cancer in intermediate and high-risk patients in combination with the SoC, radiotherapy.

This phase 3 clinical trial enrolled 745 patients (711 of which received at least one intraprostatic injection of CAN-2409 or PBO), randomized 2:1 to study drug and placebo, respectively. Patients received three investigational treatment courses of CAN-2409, each consisting of four concurrent injections of transrectal or transperineal ultrasound guided administration of CAN-2409 followed by a course of oral valacyclovir. The first injection course was given at least 15 days but not more than 8 weeks before starting radiation. The second injection course was given 0-3 days prior to radiotherapy. The third and final injection course was delivered 15-22 days after the second injections. A fixed dose of valacyclovir was given for 14 days after each CAN-2409 administration. SoC external beam radiotherapy was administered to patients throughout the course of the trial with a short course (<6 months) ADT as determined by the treating physician.

Trial inclusion criteria were based on patients with localized prostate cancer meeting the NCCN criteria of intermediate-risk or patients presenting only one NCCN high-risk feature. NCCN intermediate-risk is defined as having at least one of the following: prostate serum antigen (PSA) of 10-20 ng/ml, Gleason Score of 7, and is staged T2b-T2c via the TNM staging system. Patients may also have exhibited one high-risk characteristic that may consist of a PSA of 20+ ng/ml, a Gleason Score of 8-10, or a cancer that is up to stage T3a, but not more than one of these high-risk factors.

The SPA specifically defines agreement with the FDA on the statistical design and power of the phase 3 trial as well as the primary endpoint definition. The SPA states that the trial is adequately designed to provide the necessary data that, depending on the outcome, could support a Biologics License Application (BLA) submission. The SPA does note a general condition for all SPAs, that BLA acceptance and approvability are review issues and that a BLA approval will depend on the quality of actual clinical trial data, the robustness of the effect on the stated primary endpoint, the impact on the secondary endpoints, a favorable assessment of the study conduct, and analysis of safety information and other supportive data. We utilized approximately 50 clinical sites for this clinical trial and completed enrollment in September 2021 with 745 patients enrolled. For the primary endpoint of DFS in the ITT population, with a randomization ratio of 2:1, approximately 98 events would provide 90% power to detect a hazard ratio (HR) of 0.5 for prostate cancer recurrence using stratified log-rank test at an alpha level of 0.05. At study design, it was estimated that randomization of approximately 711 patients would be sufficient to provide the required number of DFS events.

In December 2024, we announced positive topline data from this phase 3 clinical trial after median follow-up time of 50.3 months. The study met its primary endpoint, demonstrating a statistically significant improvement in disease-free survival compared to the control arm. Treatment with CAN-2409 reduced the risk of prostate cancer recurrence or death by 30% (p=0.0155, HR 0.7, 95% CI 0.52 to 0.94). Median DFS was not reached for the CAN-2409 treatment arm vs. 86.1 months in the PBO arm. Prostate cancer specific DFS (exclusion of non-prostate cancer related deaths) demonstrated a greater effect with a 38% decreased risk in the CAN-2409 arm vs. PBO (p=0.0046; HR 0.62, 95% CI 0.44 to 0.87). DFS improvement was observed both in patients receiving short-term ADT and in patients not receiving ADT. A significant increase in the proportion of patients achieving a prostate-specific antigen (PSA) nadir (<0.2 ng/ml) was observed in the treatment arm compared to the placebo control arm (67.1% vs. 58.6%, respectively; p=0.0164). CAN-2409 induced 80.4% pathological complete responses in the 2-year post-treatment biopsies compared to 63.6% observed in the control arm (p=0.0015). CAN-2409 was generally well tolerated; the most common CAN-2409-related adverse events were flu-like symptoms, fever and chills, which were generally mild to moderate in severity and self-limited.

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

CAN-2409 and Checkpoint Combination Phase 2 Clinical Trial for NSCLC in Patients with Inadequate Response to ICI

In 2020, we initiated a phase 2 clinical trial of CAN-2409 in NSCLC patients with inadequate response to ICI that has enrolled patients receiving SoC ICI (plus chemotherapy if indicated) in combination with two courses of CAN-2409 plus continued ICI. This open label clinical trial, as amended, targeted enrollment of approximately 80 patients with stage III/IV NSCLC in two separate cohorts. The cohorts are defined based on response to ICIs at the time of enrollment. Cohort 1 addresses patients with stable disease and Cohort 2 enrolled patients with progressive disease after at least 18 weeks of ICI treatment. Patients continue treatment with their initial ICI and CAN-2409 was added to their regimen. The primary efficacy endpoints for this trial were response rate measured by RECIST and/or Disease Control Rate, with overall survival as a key study endpoint; there has been an increasing focus on the gold standard endpoint in this disease, overall survival, consistent with SITC guidelines.

We reported initial data from this trial at the ASCO Annual Meeting in June 2022. During our Research and Development Day in December 2022. These data were further supported in an update announced in September 2023, based on a data cutoff of August 1, 2023, where we presented updated data demonstrating evidence of local and systemic anti-tumor activity; a disease control rate of 77% (20/26) in patients entering trial with disease progression (cohort 2); sustained and ongoing clinical responses greater than 1 year; favorable change in the trajectory of tumor progression; decreased tumor size of RECIST target lesions in most patients; reduced uninjected tumor size in 14/21 patients (67%); an overall response rate of 13% (4/30) across cohorts 1 and 2; durable disease stabilization translating into encouraging preliminary evidence of progression-free survival; consistent induction of local and systemic cytotoxic T cell response; increased infiltration of CD8+ T cells in the tumor microenvironment; systemic expansion of effector T cells and increase in soluble granzyme B levels in the peripheral blood; and favorable safety/tolerability data with most treatment-related adverse events being grade 1/2. In May 2024, we announced topline data that showed prolonged overall survival. mOS of 20.6 months was observed following two administrations of CAN-2409 plus valacyclovir in NSCLC patients with progressive disease despite ICI therapy, compared to published results of mOS of 11.6 months observed with standard of care docetaxel-based chemotherapy in a similar patient population (Reckamp K et al. J Clin Onc 2022;40:2295-2306). Ninety percent of these patients had stage IV disease at inclusion. Improved mOS was observed in both PD-L1 negative and PD-L1 positive tumors in patients with progressive disease (N=37 patients in cohort 2 for which PD-L1 status at baseline was available). mOS of 22.0 months was observed across all patients (n=46) who had an inadequate response to ICI and who received two administrations of CAN-2409. We confirmed that treatment with CAN-2409 resulted in systemic activation of the immune response, including increased numbers of effector and cytotoxic T cells as well as elevated levels of soluble mediators of inflammation. Activation of the systemic immune response was associated with shrinkage of uninjected lesions (abscopal response). 71.4% of patients with metastatic disease and at least one uninjected tumor (n=35) experienced a beneficial effect from CAN-2409 treatment on both injected and uninjected tumors. When using a threshold of >5% decrease, more than 60% of patients still showed an abscopal response. We also confirmed that treatment with CAN-2409 in NSCLC continued to exhibit a favorable safety and tolerability profile.

We anticipate presenting updated overall survival data from this ongoing phase 2a clinical trial in the first quarter of 2025.

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

We are currently conducting a randomized phase 2 clinical trial of CAN-2409 in borderline resectable pancreatic cancer. In March 2023, in connection with our cost management and dynamic portfolio management initiatives, we elected to pause new enrollment in this randomized phase 2a clinical trial and decided to first evaluate survival in the enrolled patients. We presented initial clinical data in the fourth quarter of 2023, based on a data cutoff date of August 21, 2023. The initial data showed prolonged and sustained survival in patients who were treated with CAN-2409 and there was a separation of the survival rates in the treatment and placebo arms. Estimated survival was 71.4% when 2-3 CAN-2409 courses were added to standard neoadjuvant chemoradiotherapy followed by attempted surgical resection compared to 16.7% with standard neoadjuvant chemoradiotherapy followed by attempted surgical resection alone at both 24 and 36 months after treatment. In April 2024, we announced that the FDA has granted orphan drug designation for CAN-2409 for the treatment of pancreatic cancer. In April 2024, we also reported topline survival data for the population of patients with borderline resectable PDAC with CAN-2409. Estimated mOS was 28.8 months in the CAN-2409 group versus 12.5 months in the control group. Importantly, 4 out of 7 patients who received CAN-2409 were still alive at the time of data cutoff, with 2 patients surviving more than 50.0 months from enrollment. Only 1 out of 6 patients, randomized to control SoC chemotherapy alone, remained alive at data cutoff (alive at 50.6 months). Biomarker data analysis demonstrated consistent and robust activation of immune response after dosing with CAN-2409. Addition of CAN-2409 regimen to SoC was generally well tolerated, with no dose-limiting toxicities, including no cases of pancreatitis.

In February 2025, we presented final data from this randomized clinical trial. Prolonged and sustained survival was observed after experimental treatment with CAN-2409 compared to the control group in patients with borderline resectable PDAC (n=13): estimated median overall survival after enrollment was 31.4 months in the CAN-2409 group versus only 12.5 months in the control group. Median survival post-progression was 21.2 months in patients who received CAN-2409 compared to 7.2 months in the control arm. Importantly, 3 out of 7 patients who received CAN-2409 were still alive at the time of data cut-off (February 20, 2025) with a survival of 66.0, 63.6, and 35.8 months, respectively, after enrollment; survival from the time of diagnosis for these patients was 73.5, 68.8, and 41.3 months, respectively. Of these, the first patient had stage IV metastatic disease detected during surgery, the second had residual tumor present at the resection margin, and the third had adenocarcinoma with negative resection margins. In contrast, only one out of 6 patients randomized to SoC chemotherapy arm remained alive at the data cutoff (61.2 months from enrollment and 65.5 months from diagnosis); histologic analysis at resection showed intraepithelial neoplasia without evidence of residual adenocarcinoma in this patient, which is associated with improved prognosis. Based on these promising findings, the Company has decided to prepare for a larger, late-stage, randomized controlled clinical trial of CAN-2409 in PDAC.

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

CAN-3110 for Recurrent High-grade Glioma

Our first HSV-based product candidate, CAN-3110, is in an ongoing investigator-sponsored phase 1b clinical trial in recurrent HGG. This is an open-label, dose-escalation clinical trial in patients who have failed SoC. The primary objective of this clinical trial is to analyze the safety of CAN-3110 use in patients with recurrent HGG. No dose-limiting toxicities were observed in doses ranging from 1x106 to 1x1010 PFU in half-log increments. More than 55 patients have been treated.

Immunohistology studies showed persistent presence of HSV antigen and infiltration by CD8+ cytotoxic tumor infiltrating lymphocytes post treatment, providing support for the expected mechanism of action of CAN-3110.

We are particularly encouraged by the clinical course of a few patients who received a single injection with CAN-3110 as monotherapy upon recurrence of glioblastoma. One patient, originally diagnosed with multicentric glioblastoma and initially treated with SoC surgical resection followed by temozolomide and radiotherapy has been treated with CAN-3110 monotherapy, upon recurrency with development of two lesions visualized on MRI. One lesion, in the frontal region, had developed at the site of the initially resected mass. The second, larger mass was a new lesion. The patient received CAN-3110 via stereotactic administration into the injected lesion. At day 56 post-injection, there was a visible decrease in the volume of both masses. By day 112 post-injection, the volume of both masses was further reduced and the patient was able to go back to work. The patient eventually developed a third lesion, experienced a stroke secondary to a diagnostic procedure, and refused further treatment, dying approximately 15 months after entering the trial. A second patient initially diagnosed with methylated grade IV HGG located in the temporal lobe underwent 2 consecutive resections and treatment with chemoradiation for rapid progressive disease. The patient was injected with CAN-3110 (10E8 pfus), at the site of the original lesion. An MRI scan performed at day 91 showed increased enhancement at the site of injection. The patient underwent an additional resection, but, importantly, histological report showed mainly inflammatory tissue with high density of tumor infiltrating lymphocytes. The patient did not have detectable disease, in absence of any additional treatment for more than 2 years and passed away as passenger of a motor vehicle accident on day 717 post CAN-3110 treatment. Another patient, originally diagnosed with grade IV astrocytoma, was treated with CAN-3110 for a recurrence following first-line therapy with subtotal resection, chemoradiation and adjuvant temozolomide. At time of recurrence, a mass was evident in the left frontal lobe. The patient was enrolled in arm B of the phase 1b clinical trial which includes treatment with Cytoxan (24 mg/kg one dose day -2) prior to CAN-3110 injection. Post-treatment scan demonstrated progressive reduction in enhancement with cavitary necrosis at the site of injection. The patient remains clinically stable as of February 2024 and has not required additional therapies in the two years post CAN-3110 treatment. We find these case reports to be encouraging because of the unusually favorable disease course experienced by these patients with recurrent HGG who had previously failed SoC treatment, in absence of concurrent therapies. Additionally, we have observed a mOS of 11.8 months in the phase 1b trial in the first 41 patients as of the cutoff date of April 20, 2023. This data was confirmed in an independent cohort of 9 patients (cohort B; mOS 12.0 months). Prolonged survival after CAN-3110 treatment was associated with HSV-1 seropositivity as well as with changes in T cell fractions and TCRβ diversity. Given the mOS of less than 6-9 months in historical clinical trials of other investigational agents in patients with recurrent HGG, who have failed SoC treatment we believe this is encouraging evidence of clinical activity. In May 2024, we announced that the FDA granted orphan drug designation for CAN-3110 for the treatment of recurrent HGG. In October 2024, during the 16th Annual IOVC, we announced clinical activity and biomarker data for arm C. The principal investigator of the study reported ongoing improved survival compared to historical controls in patients treated with multiple injections of CAN-3110, with 3 out of 6 patients with recurrent HGG still alive more than one year (12.2, 13.0, and 18.7 months, respectively) after initiation of experimental treatment with CAN-3110. We expect to report initial median overall survival data from the multiple injection cohort of CAN-3110, from the ongoing phase 1b clinical trial in the fourth quarter of 2025.

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

Periphagen. On December 9, 2019, we entered into a series of agreements, including an exclusive license agreement, a novation agreement, an equipment purchase agreement and an intellectual property assignment agreement, collectively the Periphagen Agreements, with Periphagen, whereby we acquired certain assets and licensed certain rights (including specified patent rights and know-how, or the Licensed IP Rights) of Periphagen, primarily consisting of exclusive rights to their technology platform and a portfolio of preclinical, development stage virus vectors, as well as certain physical property and equipment. The primary classes of assets are HSV-derived assets expressing neurotrophin-3 (or NT-3 Assets) and other HSV-derived assets (Gene Transfer Neuro-Assets). Under the license agreement, Periphagen granted us a worldwide exclusive license with the right to grant sublicenses through multiple tiers under the Licensed IP Rights to conduct research and to develop, make, have made, use, have used, offer for sale, have sold, export and import products incorporating the Licensed IP Rights in all fields of use except the treatment, diagnosis, and prevention of nononcologic skin diseases and conditions (including use as an aesthetic).

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
•
Combination Products: a certain percentage (based on the weighted average sale price of NT-3 Assets, or Gene Transfer Neuro-Assets, as applicable) of net sales of combination products; and
•
Disposition Income: (i) a single digit royalty rate of certain consideration we receive for the grant of a license, assignment or other intellectual property rights related to the NT-3 Assets and (ii) if we consummate a strategic collaboration with certain specified parties to treat non-oncologic neurological conditions and diseases, either 2nd decile (if consummated within 18 months) or mid-2nd decile to mid-3rd decile (if consummated thereafter) royalty rates of certain consideration we receive for the grant of a license, assignment or other intellectual property rights related to the Gene Transfer Neuro-Assets.

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

On June 7, 2023, the parties entered into an amendment to the Periphagen License Agreement.

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

Competition

The development and commercialization of new product candidates is highly competitive. We face competition from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others with respect to CAN-2409 and CAN-3110 and will face similar competition with respect to any product candidates that we may seek to develop or commercialize in the future. We compete in pharmaceutical, biotechnology and other related markets that develop immuno-oncology therapies for the treatment of cancer. There are other companies working to develop viral immunotherapies for the treatment of cancer including divisions of large pharmaceutical and biotechnology companies of various sizes. The large pharmaceutical and biotechnology companies that have commercialized and/or are developing immuno-oncology treatments for cancer include AstraZeneca, Bristol-Myers Squibb, Gilead Sciences, Merck & Co., Novartis, Pfizer, Genentech, and Johnson & Johnson.

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

Commercialization

We intend to retain significant development and commercial rights to our product candidates and, if marketing approval is obtained, to commercialize our product candidates on our own, or potentially with a partner, in the United States and other regions. We currently have no sales, marketing or commercial product distribution capabilities and have no experience as a company commercializing products. We intend to utilize the necessary infrastructure and capabilities over time for the United States, and potentially other regions, following further advancement of our product candidates. Clinical data, the size of the addressable patient population, the size of the commercial infrastructure and manufacturing needs, and partnering opportunities may all influence or alter our commercialization plans.

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

Intellectual Property

With regard to patent exclusivities, we have or are pursuing patent protection for our CAN-2409 and CAN-3110 product candidates and our enLIGHTEN™ Discovery Platform. With regard to our CAN-2409 product candidate, we own a U.S. patent and one pending U.S. patent application that relate to methods of decreasing tumor burden and micrometastases using CAN-2409 in combination with an immune checkpoint inhibitor. The issued patent and pending application, if issued, are expected to expire in 2034. We also own one International patent application filed under the Patent Cooperation Treaty that relates to methods of treating non-squamous non-small cell lung cancer and non-resectable, non-small cell lung cancer using CAN-2409 and one pending U.S. provisional patent application that relates to methods of treating prostate cancer using CAN-2409. Patents claiming priority to the International and provisional patent applications, if issued, are expected to expire in 2044 and 2045, respectively. We also own a pending U.S. provisional patent application that relates to formulations and methods of manufacture of CAN-2409. Patents claiming priority to this provisional application, if issued, are expected to expire in 2045.

With regard to our CAN-3110 product candidate, we have exclusively licensed from MGB a patent family that includes issued patents in the United States, Australia, Canada, China, Europe, Japan and Korea, and patent applications pending in Australia and Europe that relate to the composition of matter of the vector used in our CAN-3110 product candidate. The issued patents and the pending applications, if issued, are expected to expire in 2036. In addition, we own a pending U.S. provisional patent application that relates to methods of treating melanoma with CAN-3110. Patents claiming priority to this provisional patent application, if issued, are expected to expire in 2045.

With regard to our enLIGHTEN™ Discovery Platform, we have exclusively in-licensed from Periphagen a patent family that includes issued patents in the United States, China, and Europe and patent applications pending in the United States and China that relate to the composition of matter of the HSV vector used in our enLIGHTEN™ Discovery Platform. The issued patents and the pending applications, if issued, are expected to expire in 2037. In addition, we own a patent family that includes pending patent applications in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, and Singapore that relate to the HSV vector containing candidate payloads used in our enLIGHTEN™ Discovery Platform and methods of use. The pending patent applications, if issued, are expected to expire in 2043. We also own a pending International patent application filed under the Patent Cooperation Treaty that relates to methods of treating cancer in immune checkpoint inhibitor-refractory patients using our HSV vector. Patents claiming priority to the International patent application, if issued, are expected to expire in 2044.

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

Concurrent with clinical trials, companies may complete additional animal studies and also develop additional information about the chemistry and physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the Public Health Service Act (PHS Act), emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

Both the FDA and the EMA provide expedited pathways for the development of biological product candidates for the treatment of rare diseases, particularly life-threatening diseases with high unmet medical need. Such biological product candidates may be eligible to proceed to registration following an early phase single clinical trial in a limited patient population which may be deemed a pivotal or registrational trial following review of the trial’s design, primary endpoints and results by the applicable regulatory agencies. Determination of the requirements to be deemed a pivotal or registrational trial is subject to the applicable regulatory authority’s scientific judgement and these requirements may differ in the United States and the European Union (EU).

During all phases of clinical development, regulatory agencies require that a sponsor assure extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials, particularly the safety information, must be submitted to the FDA and other relevant agencies in Europe and the rest of the world. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events associated with the use of the study drug, and in some cases, any findings from other studies of the same drug, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

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

The BLA review typically takes twelve months from the date the BLA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision. Within 60 days following submission of the application, the FDA reviews the BLA submission to determine if it is substantially complete before the FDA accepts it for filing and full review. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information in a Complete Response letter. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review to determine if it is substantially complete before the FDA accepts it for filing. In most cases, the submission of a BLA is subject to a substantial application user fee, although the fee may be waived under certain circumstances. Under the performance goals and policies implemented by the FDA under the Prescription Drug User Fee Act (PDUFA) for original BLAs, the FDA targets ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review. The FDA does not always meet its PDUFA goal dates, and the review process may be significantly extended by FDA requests for additional information or clarification and in some cases, convening of an Advisory Committee. This review typically takes twelve months from the date the BLA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure and potent for its intended use and whether the product is being manufactured in accordance with cGMP to ensure its continued safety, purity and purity. The FDA may refer applications for novel biological products or biological products that present difficult or novel questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA will also determine whether a Risk Evaluation and Mitigation Strategy (REMS) is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

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

Additionally, a product candidate may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on an intermediate clinical endpoint other than survival or irreversible morbidity or mortality, that is reasonably likely to predict irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials, which must be conducted with due diligence, to verify the clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit and, under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA may require that such trials be underway prior to approval or within a specific time period after the date accelerated approval was granted. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials, intended for dissemination or publication be submitted to the agency for review. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

Post-Approval Requirements

Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to cGMP requirements, as well as requirements relating to record keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. Manufacturers of products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Other post-approval requirements applicable to biological products, include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

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

From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidance, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed.

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

FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until 12 years after the date of first licensure of the reference product. The FDA may approve multiple “first” interchangeable products so long as they are all approved on the same first day of marketing. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate implementation and impact of the BPCIA is subject to significant uncertainty.

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

Clinical Trials Regulation

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, an application must be submitted for each clinical trial to each country’s national competent authority, and at least one independent ethics committee, much like the FDA and an IRB, respectively. Under the Clinical Trials Regulation (EU) No. 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022, a single application is now made through the Clinical Trials Information System (CTIS) for clinical trial authorization in up to 30 EU/EEA countries at the same time and with a single set of documentation.

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

European Union Drug Review and Approval

In the EU, medicinal products can only be commercialized after obtaining a marketing authorization. To obtain regulatory approval of a medicinal product in the EU, we must submit a marketing authorization application (MAA). A centralized marketing authorization is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the EMA, and is valid throughout the EU and the additional countries of the European Economic Area (Iceland, Liechtenstein and Norway) (the EEA). The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicinal products (i.e. gene therapy, somatic cell therapy or tissue-engineered medicines), and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

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

The application used to submit a BLA in the United States is similar to that required in the EU for an MAA, although there may be certain specific requirements, for example those set out in Regulation (EC) No 1394/2007 on advanced therapy medicinal products, covering gene therapy, somatic cell therapy and tissue-engineered medicinal products.

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

The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, a marketing authorization may be granted to a similar medicinal product for the same indication as an authorized orphan product at any time if:

•
the second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior;
•
the marketing authorization holder of the authorized product consents to a second application; or
•
the marketing authorization holder of the authorized product cannot supply enough orphan medicinal product.

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
•
All new MAAs must include a risk management plan (RMP) describing the risk management system that the company will put in place to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions.
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

All of the aforementioned EU rules are generally applicable in the EEA.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval, and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020. As a result of the Northern Ireland protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA is now responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the EU centralized procedure. A single UK-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require all medicines placed on the UK market to be labelled “UK only”, indicating they are not for sale in the EU. However, although a separate authorization is now required to market medicinal products in the UK, under an international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a UK marketing authorization. There is now no pre-marketing authorization orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MAA. The criteria are essentially the same, but have been tailored for the UK market, i.e., the prevalence of the condition in UK (rather than the EU) must not be more than five in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in the UK.

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
•
The American Taxpayer Relief Act further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers were further reduced starting on January 1, 2025; however, legislation has been introduced in the U.S. Congress that would, if enacted, reverse these payment reductions.  In addition to provider payment cuts under Medicare, the American Rescue Plan Act of 2021 also eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding available for healthcare providers and may otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

At the federal level, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans." President Trump may issue new executive orders designed to impact drug pricing. A number of these and other proposed measures may require authorization through additional legislation to become effective. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs.

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

Employees and Human Capital Resources

As of December 31, 2024, we had 38 employees. Of these employees, 28 perform research and development functions. None of our employees are represented by a labor union and we believe we maintain good relations with our employees.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated under the laws of the State of Delaware in June 2003. Since inception, we have focused substantially all of our efforts and financial resources on raising capital and developing our initial product candidates. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors in private equity financings and from the proceeds of the sale of our common stock and accompanying pre-funded warrants. From our inception through December 31, 2024, we raised an aggregate of $253.5 million of gross proceeds from such transactions. In addition, in February 2022, we borrowed $20.0 million under the Loan Agreement with SVB. As of December 31, 2024, our cash and cash equivalents were $102.7 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $192.2 million as of December 31, 2024. For the years ended December 31, 2024 and 2023, we reported net losses of $55.2 million and $37.9 million, respectively. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to do so in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

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

We expect that our existing cash and cash equivalents will be sufficient to fund our current operating plan into the first quarter of 2027. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Disruptions in the financial markets in general have made equity and debt financing more difficult to obtain, and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline.

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

If we are unable to obtain adequate funding on a timely basis or on terms acceptable to us, we may be required to revise our business plan and strategy and potentially curtail, delay, or discontinue one or more of our clinical trials, our research efforts, product development, future commercialization efforts or we may be unable to expand our operations or otherwise capitalize on our business opportunities, or we may be required to initiate steps to cease operations. As a result, our business, financial condition and results of operations could be materially affected.

Any future corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In November 2023, we undertook an organizational restructuring that significantly reduced our workforce. We may need to undertake another organizational restructuring in the future. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from any future restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from a restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may be disruptive to our operations. For example, any future headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees. A future restructuring may lead to employee litigation related to the headcount reduction, which could be costly and prevent management from fully concentrating on the business.

Any future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, a workforce reduction may negatively impact our clinical, regulatory, technical operations, and commercial functions, should we choose to continue to pursue them, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize our product candidates. Our future financial performance and our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be.

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

Furthermore, there has been limited historical clinical trial experience for the development of products that utilize the adenovirus. Moreover, the design and conduct of our clinical trials differs from the design and conduct of previously conducted clinical trials in this area. In particular, regulatory authorities in the United States and in other jurisdictions, including Europe, have not issued definitive guidance as to how to measure and demonstrate efficacy in newly diagnosed localized prostate cancer in intermediate- to high-risk patients in combination with the standard of care (SoC). As a result, there is substantial risk that the design or outcomes of our clinical trials will not be satisfactory to support marketing approval. For example, the endpoint in our phase 3 clinical trial which investigated CAN-2409 in prostate cancer was a disease-free survival (DFS) endpoint. While this endpoint has not been utilized in prior trials, it was discussed and agreed by the FDA during the process resulting in the Special Protocol Assessment (SPA). The FDA may change its views on the clinical relevance of this endpoint because of evolving standards of care and contemporary disease management guidelines, or other emerging clinical or scientific information. However, even if this endpoint is accepted as a basis for approval in the United States, we cannot be certain that regulators outside of the United States will accept the endpoint or will not require us to conduct additional validation studies to support the suitability of such endpoints for approval in these jurisdictions.

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

The commercial success of adenovirus- or HSV-based product candidates will depend in part on public acceptance of the use of immuno-oncology, and, in particular, viral immunotherapy. Adverse events in clinical trials of CAN-2409, CAN-3110 or any other adenovirus- or HSV-based product candidates which we may develop, or in clinical trials of others developing similar products and the resulting publicity, as well as any other negative developments in the field of immuno-oncology that may occur in the future, including in connection with competitor therapies, could result in a decrease in demand for any adenovirus- or HSV-based product candidates that we may develop. These events could also result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of viral immunotherapies is unsafe, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community, and potential clinical trial subjects may be discouraged from enrolling in our clinical trials. In addition, responses by national or state governments to negative public perception may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, prospects and results of operations and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. As a result, we may not be able to continue or may be delayed in conducting our development programs.

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

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. The number and types of preclinical studies and clinical trials that will be required for regulatory approval also varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, and there may be varying interpretations of data obtained from preclinical studies or clinical trials, any of which may cause delays or limitations in the approval or a decision not to approve an application. For example, regulatory authorities may question the clinical relevance of data derived from our clinical trials because of evolving standards of care and contemporary disease management guidelines. It is possible that CAN-2409, CAN-3110 and future product candidates will never obtain the appropriate regulatory approvals necessary for us to commence product sales.

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

CAN-2409, CAN-3110 or future product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any. Serious adverse events or undesirable side effects caused by CAN-2409, CAN-3110 and future product candidates could cause us, IRBs, and other reviewing entities or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. For example, if concerns are raised regarding the safety of a new therapeutic as a result of undesirable side effects identified during clinical or preclinical testing, or if the FDA has a different interpretation of the safety data from our clinical trials than we do, the FDA or comparable foreign regulatory authority may order us to cease further development, decline to approve the product candidate or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the product candidate. The FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, may also require, or we may voluntarily develop, strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, or the monitoring of safety data by a data monitoring committee, among other strategies. For example, patients enrolled in our ongoing clinical trials of CAN-2409 and CAN-3110 have experienced mild to moderate adverse events, consisting mainly of flu-like symptoms and injection site reactions. In response to these adverse events, we have implemented prophylactic measures, including intravenous fluids, antiemetics and antipyretics. The

FDA’s or a comparable foreign regulatory authority’s requests for additional data or information could also result in substantial delays in the approval of CAN-2409, CAN-3110 and future product candidates.

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

Although the FDA may agree to an SPA, an SPA agreement does not guarantee approval of a product. Even if the FDA agrees to the design, execution, and analysis proposed in protocols reviewed under the SPA process, the FDA may revoke or alter its agreement in certain circumstances. In particular, an SPA agreement is not binding on the FDA if public health concerns emerge that were unrecognized at the time of the SPA agreement, other new scientific concerns regarding product safety or efficacy arise, the sponsor company fails to comply with the agreed upon trial protocols, or the relevant data, assumptions or information provided by the sponsor in a request for the SPA change or are found to be false or omit relevant facts. While we have obtained an SPA agreement for our phase 3 clinical trial, we subsequently made minor changes to the protocol to include the use of hypofractionated radiotherapy. This change in the protocol was not considered an amendment to the SPA by the FDA.

In addition, even after an SPA agreement is finalized, the SPA agreement may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if the FDA and the sponsor agree in writing to modify the protocol. Generally, such modification is intended to improve the study. The FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement. For example, the FDA may change its views on a SPA agreement based on factors such as data that would call into question the clinical relevance of previously agreed-upon efficacy endpoints, identification of safety concerns related to a product or its pharmacologic class, or paradigm shifts in disease diagnosis or management.

Moreover, if the FDA revokes or alters its agreement under the SPA, or interprets the data collected from the clinical trial differently than we do, the FDA may not deem the data sufficient to support an application for regulatory approval of CAN-2409 in prostate cancer.

A fast track designation by the FDA, even though granted for some indications for CAN-2409 and CAN-3110, or if received for any other future product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval for the designated indications.

If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA fast track designation for a particular indication. We have been granted fast track designation for the use of CAN-2409 for: (1) the treatment of localized, primary prostate cancer in combination with radiation therapy to improve the local control rate; (2) with valacyclovir in combination with pembrolizumab in order to improve survival or delay progression in patients with stage III/IV NSCLC who are resistant to first line PD-(L)1 inhibitor therapy and who do not have activating molecular driver mutations; and (3) with prodrug (valacyclovir) for the treatment of patients with pancreatic ductal adenocarcinoma (PDAC) to improve overall survival. CAN-3110 was also granted fast track designation for the treatment of patients with recurrent HGG to improve overall survival. We may also seek fast track designation for certain of our future product candidates in specific indications, as appropriate. However, there is no assurance that the FDA will grant this status to our proposed product candidates. Marketing applications filed by sponsors of products in fast track development are eligible for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even though we have received fast track designation for CAN-2409 and CAN-3110 or even if we receive fast track designation for our future additional indications for CAN-2409 and CAN-3110, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation at any time if it believes that the designation is no longer supported by data from our clinical development program. Drugs and biologics for indications designated as fast track therapies by the FDA may also be eligible for other expedited programs, including accelerated approval.

A breakthrough therapy designation by the FDA, even if granted for some indications of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval for the designated indications.

A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Sponsors of product candidates that have been designated as breakthrough therapies are eligible to receive more intensive FDA guidance on developing an efficient drug development program, an organizational commitment involving senior managers, and eligibility for rolling review and priority review. Drugs and biologics for indications designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA, and the FDA has not granted breakthrough therapy designation to any of our product candidates. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to product candidates developed and considered for approval that have not received breakthrough therapy designation and does not assure ultimate approval by the FDA. In addition, the FDA may withdraw breakthrough designation at any time if it believes that the designation is no longer supported by data from our clinical development program. In addition, even if one or more of our product candidate indications qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification.

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

We have received orphan drug designation from the FDA for CAN-2409 for the treatment of pancreatic cancer and for CAN-3110 for the treatment of recurrent HGG. Even if CAN-2409 or CAN-3110 were to obtain orphan drug exclusivity for this use upon marketing approval by the FDA, the benefit of that exclusivity may be revoked if the approval is in an indication that is broader than the orphan-designated indication, or exclusivity could be revoked under certain circumstances, for example if the FDA later determines that the request for designation was materially defective or if the sponsor is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, orphan drug exclusivity may not effectively protect the product from competition during the exclusivity period because different drugs with different active moieties can be approved for the same condition, and the same product can be approved for different uses. Also, the FDA may grant approval to the same drug for the same orphan indication if the second applicant can establish in its application that its product is safer, more effective or otherwise clinically superior to the previously approved product, or if the application holder of the previously approved product consents.

Accelerated approval by the FDA, even if granted for certain of our current or future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek approval of certain of our current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence by the sponsor and, under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is permitted to require that such trials be underway prior to approval or within a specified time period after the date accelerated approval is granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such confirmatory trials, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such trials in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory trial or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance that the product's accelerated approval will eventually be converted to a traditional FDA approval.

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

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key personnel, and substantial changes in leadership, personnel, and policy could prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA and other agencies, including substantial leadership, personnel, and policy changes, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. federal government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown or substantial leadership, personnel, and policy changes occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. A potential U.S. federal government shutdown may also increase uncertainty and volatility in the global economy and financial markets, which could negatively impact our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Such changes could significantly impact the ability of the FDA to timely review and take action on our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or substantial leadership, personnel, and policy changes could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. This uncertainty could present new challenges and/or opportunities as we navigate development of our product candidates. Any delay in obtaining, or our inability to obtain, applicable regulatory approvals would delay or prevent development and commercialization of our product candidates and could materially adversely impact our business and prospects.

Even if CAN-2409, CAN-3110 or any future product candidates receive regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense and limit how we manufacture and market our products.

Any product candidate for which we may obtain marketing approval will be subject to extensive and ongoing requirements of and review by the FDA and comparable foreign regulatory authorities, including requirements related to the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports, registration and listing requirements, the payment of annual fees, continued compliance with current good manufacturing practice (cGMP), requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, and good clinical practices (GCPs), for any clinical trials that we conduct post-approval. For certain commercial prescription biological products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States.

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

We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or a comparable foreign regulatory authority may not permit us to proceed.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Among policy-makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. For more information on healthcare laws and regulations that may impact our company, see Part I, Item 1 “Business - Health Reform” included in this Annual Report on Form 10-K.

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

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors, and others in the medical community. Commercial success also will depend, in large part, on the coverage and reimbursement of our product candidates by third-party payors, including private insurance providers and government payors. For more information on healthcare laws and regulations that may impact our company, see the section titled Part I, Item 1, “Business - Coverage and Reimbursement” included in this Annual Report on Form 10-K.

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

Although we do not currently have any drugs on the market, if we begin commercializing our current or future product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any current or future product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our current or future product candidates for which we obtain marketing approval. For more information on healthcare laws and regulations that may impact our company, see the section titled Part I, Item 1, “Business - Other Healthcare Laws and Compliance Requirements” included in this annual report on Form 10-K.

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

The GDPR imposes stringent requirements for controllers and processors of personal data of individuals within the European Economic Area (the EEA) or the UK. The GDPR applies to any company established in the EEA or UK as well as to those outside the EEA or UK if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or UK or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA Member States and the UK governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern relying on a legal basis or condition for the processing of personal data, where required obtaining the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA or the UK, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (£17.5 million) or 4% of the annual global revenues of the noncompliant company, whichever is greater. Currently, the EU GDPR and UK GDPR remain largely aligned, but the UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce significant changes from the EU GDPR. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EEA and the UK, and we will need to amend our processes and procedures to align with the new framework.

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

In addition, in the United States, federal and state governments are increasingly passing stringent privacy laws. At the federal level, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission (FTC) Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Regulators and legislators in the United States are also increasingly scrutinizing and restricting certain personal information transfers and transactions involving foreign countries. For example, the Biden Administration’s executive order “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern” as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal information categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

In addition, certain state laws govern privacy and security of personal information. For example, in California, the California Consumer Privacy Act (CCPA), which went into effect January 1, 2020, established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, established new individual privacy rights for California consumers (as defined in the law) and placed increased privacy and security obligations on entities handling personal data of consumers or households, including by creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While clinical trial data and information governed by HIPAA are currently exempt from f the CCPA, other personal information we process may be subject to the law and possible changes to the CCPA may broaden its scope. Additionally, , the California Privacy Rights Act (CPRA) was passed in November 2020 and as of January 1, 2023, has imposed additional obligations on companies covered by the legislation. The CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA. The effects of the CCPA, as amended by the CPRA, may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply with the legislation and decrease our potential exposure to regulatory enforcement and/or litigation.

Similar laws have been passed and proposed in numerous other states. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. State laws are changing rapidly and there are discussions in the U.S. Congress of new comprehensive federal data privacy laws to which we could become subject to, if enacted. All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. The increasing number and complexity of regional, country and U.S. state data protection laws, and other changes in laws or regulations across the globe, especially those associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could lead to government enforcement actions and significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. For example, Washington’s My Health My Data Act, which became effective on March 31, 2024, regulates the collection and sharing of health information and has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. Patients about whom we or our collaborators may obtain health information, as well as the providers who may share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

Our use of new and evolving technologies, such as artificial intelligence, may present risks and challenges that can impact our business, including by posing cybersecurity and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

We may use and integrate artificial intelligence into our business processes. Use of this technology presents risks and challenges that could affect our business. If we enable or use solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024, with most provisions becoming effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines. Likewise, in the U.S., several states, including Colorado and California, passed laws that will take effect in 2026, to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain such systems to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain artificial intelligence technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of artificial intelligence tools. Our vendors may in turn incorporate artificial intelligence tools into their offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

Our internal computer systems, or those of our third-party CROs that we may use in the future, or other contractors or consultants, may fail or suffer cybersecurity incidents or data breaches, which could result in a material disruption of our product candidates’ development programs.

Despite our implementation of security measures, our internal computer systems, and those of our CROs that we may use in the future, information technology suppliers and other contractors and consultants are vulnerable to damage from computer viruses, cyberattacks and other unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption, data breach or cybersecurity incident were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of any of our product candidates could be delayed. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. In addition, our liability and cyber insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity incidents, cyber-attacks or other related liabilities, including data breaches.

Cyberattacks are increasing in their frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. They are often carried out by well-resourced and skilled parties, including nation states, organized crime groups, “hacktivists” and may also be carried out by employees or contractors unwittingly or acting with malicious intent. Cyber-attacks include deployment of harmful malware and key loggers, ransomware, denial-of-service attacks, malicious websites, the use of social engineering (including phishing attacks), and other means to affect the confidentiality, integrity and availability of our technology systems and data. Cyber-attacks also include manufacturing, hardware or software supply chain attacks, which could cause a delay in the manufacturing of products or products produced for contract manufacturing or lead to a data breach or cybersecurity incident. Our business partners face similar risks, and any cybersecurity incident or data breach related to their systems could adversely affect our security or the security of our systems or data. In addition, our increased use of cloud technologies heightens these third party and other operational risks, and any failure by cloud or other technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption, or loss of confidential or propriety information. Risk of a cyber attack is increased with employees working remotely. Remote work increases the risk we may be vulnerable to cybersecurity-related events such as phishing attacks and other security threats.

Like other companies in our industry, we, and our third party vendors, have experienced threats and cybersecurity incidents relating to our information technology systems and infrastructure. Although we develop and maintain systems and controls designed to prevent these events from occurring, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, cybersecurity incident, data breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

If a cybersecurity incident or data breach related to our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our cybersecurity measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants, which could materially and adversely affect our business, financial condition and results of operations. In addition, we could be required to notify relevant stakeholders (including affected individuals, investors and regulators). We could also be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices.

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

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by 5% stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of the 2024 Follow-On Offering, the initial public offering (IPO), and other transactions that have occurred over the past three years, we may have experienced, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2024, we had U.S. federal and state net operating loss carryforwards of $111.6 million and $101.9 million, which begin to expire in 2028 and 2033, respectively, and which could be limited if we experience an “ownership change.” The reduction of the corporate tax rate under TCJA may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under current federal tax law, federal net operating losses generated after December 31, 2017 will not be subject to expiration but will not be permitted to be carried back. In addition, under current U.S. federal tax law, the amount of net operating losses generated after December 31, 2017 that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. Additionally, as of December 31, 2024, we had a U.S. federal net operating loss carryforward of $102.8 million which do not expire but is limited to an annual deduction equal to 80% of annual taxable income.

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

We remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the competent authorities of the countries of the EEA and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we fail to exercise adequate oversight over any of our academic partners or CROs or if we or any of our academic partners or CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon a regulatory inspection of us, our academic partners or our CROs or other third parties performing services in connection with our clinical trials, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under applicable cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Some of our product candidates are being, and may continue to be, studied in third-party research and clinical trials sponsored by organizations or agencies other than us, or in investigator-sponsored clinical trials, which means we will have minimal or no control over the conduct of such trials and which may adversely affect our ability to obtain marketing approval or certain regulatory exclusivities.

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

Our business depends in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product candidates, including their formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents that cover these activities and whether a court would issue an injunctive remedy. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected.

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

Furthermore, in the United States, patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. Under the Leahy-Smith America Invents Act (the America Invents Act), enacted in 2013, the United States moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act included a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are unclear as the USPTO continues to develop new regulations and procedures in connection with the America Invents Act. In addition, the patent positions of companies in the development and commercialization of biopharmaceuticals are particularly uncertain. For example, the United States Supreme Court has ruled on several recent patent cases, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. While we do not believe that any of our patents will be found invalid based on these or other decisions, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Furthermore, in 2022, Congress passed the Inflation Reduction Act, or IRA, which authorizes the Secretary of the Department of Health and Human Services, or HHS, to negotiate prices directly with participating manufacturers for selected medicines covered by Medicare even if these medicines are protected by an existing patent. While we do not believe that the IRA or its effects will impact our ability to obtain patents in the near future, we cannot be certain that it will not affect our patent strategy in the long run. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could increase the uncertainties and costs surrounding the prosecution of our patent applications and have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

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

Likewise, we own a U.S. patent relating to our CAN-2409 product candidate that expires in 2034, and our in-licensed U.S. and non-U.S. patents relating to our HSV-based product candidates, licensed from MGB and from Periphagen are expected to expire in 2036 and in 2037, respectively, without taking into account any possible patent term extensions. Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own and in-license pending patent applications relating to our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2034 through 2045, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications or that the term of the patent will be sufficient to protect the proprietary technologies or product candidates.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that may materially adversely affect your rights as a common stockholder. In August 2022, we filed a registration statement on Form S-3 (as amended, the Shelf) pursuant to which we may issue up to $75.0 million in shares of common stock in sales deemed to be “at-the-market offerings” (the ATM Program) as defined by the Securities Act of 1933, as amended (Securities Act), and up to $200.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. As of March 6, 2025, we have sold and issued 2,976,391 shares of common stock under the ATM Program, with total net proceeds of $16.2 million. Any sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause our stock price to decline. During a portion of the year ended December 31, 2024, we were subject to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75.0 million from issuing securities under a shelf registration statement in excess of one third of such company’s public float in a 12-month period, and we were only able to issue a limited number of shares which aggregate to no more than one-third of our public float using our Shelf. On April 4, 2024, our public float increased above $75.0 million, and as a result, we are no longer subject to the “baby shelf rules.” If our public float is less than $75.0 million on the applicable measurement date in the future, we will again become subject to the baby shelf rules. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.

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

We may choose to take advantage of some, but not all, of the available exemptions. For example, we have taken advantage of reduced reporting burdens in this Annual Report on Form 10-K. In particular, we have provided only two years of audited financial statements and a correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, and we have not included all of the executive compensation information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Although we are still evaluating the JOBS Act, we currently intend to take advantage of some, but not all, of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company” and “smaller reporting company.” We have elected to avail ourselves of this exemption and, therefore, we are not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or smaller reporting company. As a result, changes in rules of U.S. generally accepted accounting principles (GAAP) or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations. In addition, our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that material weaknesses or significant deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as a “smaller reporting company” or an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 6, 2025, we had a total of 47,235,460 shares of common stock outstanding.

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

The existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 29.2% of our outstanding common stock with entities and persons affiliated with PBM Capital Group, LLC (PBM Capital) beneficially owning approximately 20.8% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We may lose research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

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

The number of shares of our common stock outstanding may increase substantially as a result of our November 2018 issuance of warrants to purchase up to an aggregate of 7,344,968 shares of common stock or as a result of our December 2024 issuance of pre-funded warrants to purchase up to an aggregate of 3,333,333 shares of common stock.

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

In connection with the 2024 Follow-On Offering, in lieu of common stock to certain investors, we issued and sold pre-funded warrants to purchase 3,333,333 shares of our common stock. During the year ended December 31, 2024, no pre-funded warrants were exercised. As of December 31, 2024, 3,333,333 shares of our common stock were reserved for issuance upon exercise of pre-funded warrants.

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

Our incident management processes include reporting to senior management, including the Chief Financial Officer (CFO), Chief Executive Officer, Vice President Quality Assurance, and Director GxP Systems, and, where appropriate, to the board of directors. To date, we have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time-to-time experienced threats that could affect our information or systems. For more information, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

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

Our Senior Director, IT engages in regular meetings with our third-party managed IT service provider and the Director, IT to review and assess our cybersecurity risk management processes. The Senior Director, IT reports such findings to our CFO who annually presents updates on cybersecurity risks, mitigation strategies, and, if necessary, incident response activities to our Audit Committee. Further, our Audit Committee updates the full board of directors on matters relating to cybersecurity risk management, as necessary.

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

On March 6, 2025, there were approximately 62 registered holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing off-the-shelf viral immunotherapies that elicit an individualized, systemic anti-tumor immune response to help patients fight cancer. Our engineered viruses are designed to induce a systemic anti-tumor response due to induction of immunogenic cell death within the tumor microenvironment, thus releasing tumor neo-antigens and creating a pro-inflammatory microenvironment at the site of injection. This is intended to lead to in-situ vaccination against the injected tumor and uninjected distant metastases. Our biological multimodal immunotherapy approach utilizes intratumoral administration of genetically engineered viruses to induce tumor cell death and elicit a systemic anti-tumor response. Local delivery enables us to achieve these effects while aiming to minimize systemic toxicity. The immune cells induced by these viral immunotherapies are believed to target patients’ specific tumor antigens, potentially improving responses in immunologically “hot” tumors while at the same time infiltrating the tumor microenvironment, transforming non-inflamed “cold” tumors with limited immune response into “hot” tumors. While our product candidates are administered directly into the tumor, we have observed systemic immune response in our preclinical studies and clinical trials that may indicate the potential of our product candidates to induce systemic immune response against distal, uninjected tumors, also known as an “abscopal” effect.

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

Our most advanced product candidate, CAN-2409, is an off-the-shelf adenovirus product candidate which is administered in conjunction with the prodrug valacyclovir, that has generated promising clinical activity across a range of solid tumor indications. CAN-2409 is currently being studied in the following ongoing clinical trials:

▪
Prostate Cancer
o
A pivotal phase 3 randomized, triple-blinded and placebo-controlled clinical trial in the United States under a Special Protocol Assessment (SPA), with the U.S. Food and Drug Administration (FDA) evaluating patients with newly diagnosed, localized prostate cancer who have an intermediate or high-risk for progression. The FDA previously granted fast track designation for the use of CAN-2409 for the treatment of localized, primary prostate cancer in combination with radiation therapy to improve the local control rate. We completed enrollment of this trial in September 2021.
•
In December 2024, we announced positive topline data from our phase 3 clinical trial. This randomized, double-blind, placebo-controlled, multicenter clinical trial enrolled 745 patients (intent to treat population (ITT)) to evaluate the effectiveness and safety of CAN-2409 plus prodrug (valacyclovir) viral immunotherapy in combination with standard of care (SoC) external beam radiation therapy to improve disease-free survival (DFS) in patients with intermediate-to-high-risk, localized prostate cancer. Patients were randomized 2:1 (496 in CAN-2409+prodrug and 249 in placebo (PBO) +prodrug). Both arms received standard of care external beam radiation therapy (EBRT) +/- short course androgen deprivation therapy (ADT) (<6 months) and were stratified by NCCN risk group and ADT use. Three intraprostatic injections of CAN-2409 (5x10 11v/2mL) or PBO were administered, each followed by 14 days of prodrug.
•
The study met its primary endpoint, demonstrating a statistically significant improvement in disease-free survival compared to the control arm. Key topline results include:
▪
Statistically significant improvement in DFS for CAN-2409 plus radiation therapy (n=496) vs. radiation therapy alone (n=249). Treatment with CAN-2409 reduced the risk of prostate cancer recurrence or death by 30%. Median DFS was not reached for the CAN-2409 treatment arm vs. 86.1 months in the PBO arm (p=0.0155, HR 0.7, 95% CI 0.52 to 0.94)

▪
Prostate cancer specific DFS (exclusion of non-prostate cancer related deaths) demonstrated a greater effect with a 38% decreased risk in the CAN-2409 arm vs. PBO (p=0.0046; HR 0.62, 95% CI 0.44 to 0.87)
▪
DFS improvement was observed both in patients receiving short-term ADT and in patients not receiving ADT
▪
Significant increase in the proportion of patients achieving a prostate-specific antigen (PSA) nadir (<0.2 ng/ml) was observed in the treatment arm compared to the placebo control arm (67.1% vs. 58.6%, respectively; p=0.0164)
▪
CAN-2409 induced 80.4% pathological complete responses in the 2-year post-treatment biopsies compared to 63.6% observed in the control arm (p=0.0015)
•
The median follow-up time for the recruited population was 50.3 months. The primary outcome measure, DFS, included the evaluation of post-treatment biopsies, performed at two years from the end of radiation, for the presence of tumor recurrence. Local or systemic recurrence and death from any cause were also part of the primary endpoint.
•
CAN-2409 was generally well tolerated, with no new safety signals identified. The most common CAN-2409-related adverse events were flu-like symptoms, fever and chills, which were generally mild to moderate in severity and self-limited.
•
Based on these results, we intend to initiate discussions with the FDA regarding the regulatory pathway for CAN-2409 in intermediate-to-high-risk localized prostate cancer, and we anticipate submitting a biologics license application for CAN-2409 in the fourth quarter of 2026.
o
A phase 2 randomized, double blind, placebo-controlled clinical trial in the United States evaluating patients with low-to-intermediate risk, localized prostate cancer undergoing active surveillance. We completed enrollment of this trial in May 2019.
•
In December 2024, we also reported that the phase 2b clinical trial of monotherapy CAN-2409 in 190 patients with low-to-intermediate risk, localized prostate cancer undergoing active surveillance showed numerical improvement in time to radical treatment and the percentage of patients achieving negative (prostate cancer-free) biopsies at 1-year post-treatment. However, these differences did not reach statistical significance. CAN-2409 was generally well tolerated, with no new safety signals identified. The most common CAN-2409-related adverse events were flu-like symptoms, fever and chills, which were generally mild to moderate in severity and self-limited.
▪
Non-Small Cell Lung Cancer (NSCLC)
o
An open-label phase 2 clinical trial in the United States evaluating CAN-2409 plus valacyclovir in combination with continued PD-(L)1 checkpoint inhibitors in patients with stage III/IV NSCLC who have inadequate response to front line PD-(L)1 checkpoint inhibitor treatments. In April 2023, we announced that the FDA granted fast track designation for CAN-2409 plus valacyclovir in combination with pembrolizumab in order to improve survival or delay progression in patients with stage III (not candidates for curative intent) or stage IV NSCLC, who are resistant to first line PD-(L)1 inhibitor therapy and who do not have activating molecular driver mutations or have progressed on directed molecular therapy. These patients historically have had an expected median overall survival (mOS) of <12 months when treated with SoC chemotherapy (Reckamp K et al. J Clin Onc 2022;40:2295-2306). The aim of the CAN-2409 immunotherapy antitumor strategy is to raise the tail on the survival curve by increasing the number of long survivors beyond 12 months in patients treated with two CAN-2409 injections.
o
In May 2024, we announced topline data that showed prolonged overall survival in our phase 2 clinical trial of CAN-2409 plus valacyclovir, together with immune checkpoint inhibitor (ICI) therapy in patients with Stage III/IV NSCLC inadequately responding to ICI [anti-PD-(L)1] therapy (as of an April 1, 2024 data cut-off):
•
mOS of 20.6 months was observed following two administrations of CAN-2409 plus valacyclovir in NSCLC patients with progressive disease despite ICI therapy, compared to published results of mOS of 11.6 months observed with SoC docetaxel-based chemotherapy in a similar patient population (Reckamp K et al. J Clin Onc 2022;40:2295-2306). Improved mOS was observed in both PD-L1 negative and PD-L1 positive tumors in patients with progressive disease (N=37 patients in cohort 2 for which PD-L1 status at baseline was available). mOS of 22.0 months was observed across all patients (n=46) who had an inadequate response to ICI and who received two administrations of CAN-2409.

•
Treatment with CAN-2409 resulted in systemic activation of the immune response, including increased numbers of effector and cytotoxic T cells as well as elevated levels of inflammatory soluble mediators.
•
Activation of the systemic immune response was associated with shrinkage of uninjected lesions (abscopal response). 71.4% of patients with metastatic disease and at least one uninjected tumor (n=35) experienced a beneficial effect from CAN-2409 treatment on both injected and uninjected tumors. When using a threshold of >5% decrease, more than 60% of patients still showed an abscopal response.
•
As of the cut-off date, treatment with CAN-2409 in NSCLC continued to exhibit a generally favorable safety and tolerability profile. There were no dose-limiting toxicities or grade 4 or higher treatment-related adverse events (TRAEs); the majority of TRAEs were grade 1 or 2, and there were three grade 3 TRAEs (1 pyrexia, 2 pneumonitis).
•
We expect to present updated overall survival data for CAN-2409 in NSCLC in the first quarter of 2025.

▪
Pancreatic Cancer

o
We initiated a randomized phase 2 clinical trial in the United States and Mexico evaluating the activity of CAN-2409 in borderline resectable and locally advanced pancreatic ductal adenocarcinoma (PDAC). Initial positive phase 2 data revealed notable clinical improvements in patients with borderline resectable PDAC following CAN-2409 plus prodrug together with SoC chemoradiation. In March 2023, in connection with our cost management and dynamic portfolio management initiatives, we elected to pause new enrollment in this randomized phase 2 clinical trial, subject to additional funding. Despite the pause in new patient enrollment, we presented initial positive interim overall survival and immunological biomarker clinical data at the Society for Immunotherapy of Cancer (SITC) Annual Meeting in the fourth quarter of 2023. In December 2023, we announced that the FDA granted fast track designation for CAN-2409 plus valacyclovir for the treatment of patients with PDAC to improve overall survival. In April 2024, we announced updated positive overall survival data and also announced that the FDA has granted orphan drug designation for CAN-2409 for the treatment of pancreatic cancer.
o
The following data were disclosed as of the March 29, 2024 data cutoff:
▪
Clinical data highlights:
•
Prolonged and sustained survival was observed after experimental treatment with CAN-2409 in patients with borderline resectable PDAC.
•
Estimated mOS was 28.8 months in the CAN-2409 group versus 12.5 months in the control group.
•
At 24 months, a survival rate of 71.4% was observed in patients receiving CAN-2409 at the time of SoC chemoradiation and surgery, versus only 16.7% in the control group. At 36 months, a survival rate of 47.6% was estimated in patients who received CAN-2409 versus only 16.7% in the control group.
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
o
In February 2025, we announced the final analysis of this phase 2 clinical trial in borderline resectable PDAC:
▪
Estimated median overall survival after enrollment was 31.4 months in the CAN-2409 group versus only 12.5 months in the control group.
▪
Importantly, 3 out of 7 patients who received CAN-2409 were still alive at the time of data cut-off (February 20, 2025) with survival of 66.0, 63.6, and 35.8 months after enrollment; survival from the time of diagnosis was 73.5, 68.8 and 41.3 months for these patients. In contrast, only one out of 6 patients randomized to SoC chemotherapy arm remained alive at the data cutoff; histologic analysis at resection showed intraepithelial neoplasia associated with improved prognosis in this patient.
▪
Median survival post-progression was 21.2 months in CAN-2409 patients (vs. 7.2 months on the control arm).
▪
Based on these promising findings, the Company has decided to prepare for a larger, late-stage, randomized controlled clinical trial of CAN-2409 in PDAC.

Our lead HSV-based product candidate, CAN-3110, is currently in an ongoing investigator-sponsored phase 1b clinical trial in our initial target indication of recurrent high-grade glioma (HGG). Patients recruited in this study have previously failed SoC treatment and have a poor prognosis (expected overall survival < 6-9 months). In February 2024, we announced that the FDA granted fast track designation for CAN-3110 for the treatment of patients with recurrent HGG to improve overall survival. In May 2024, we also announced that the FDA granted orphan drug designation for CAN-3110 for the treatment of recurrent HGG.

Initial overall survival data from this clinical trial was presented in an oral presentation at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2021, and additional biomarker data was reported in an oral presentation at the Society for Neuro-Oncology Annual Meeting in November 2021. During our Research and Development Day in December 2022, we presented updated data demonstrating that a single administration of CAN-3110 was well tolerated with no observed dose-limiting toxicity and achieved 11.6 months mOS. Furthermore, we showed evidence of persistent herpes simplex virus 1 (HSV-1) antigen and HSV-1 replication consistent with the mechanism of action of CAN-3110 as well as evidence of robust immune activation in the tumor microenvironment and in the peripheral blood of treated patients. In May 2023, we presented clinical and biomarker data from this ongoing clinical trial in an oral presentation at the American Society of Gene & Cell Therapy (ASGCT) Annual Meeting where we reported mOS in arm A (n=41) ongoing at 11.8 months and mOS in arm B (n=9) ongoing at 12.0 months as of the April 20, 2023 data cutoff. The safety and tolerability data highlighted the absence of dose-limiting toxicities in both arm A and arm B.

In October 2023, we jointly published an article in Nature that reported extended survival associated with immune activation in patients with recurrent HGG treated with CAN-3110. Notably, new data reported an increased survival in the 66% of patients with positivity for anti-HSV1 antibodies (mOS of 14.2 months). Immune status was positively associated with survival both in patients with pre-existing HSV1 antibodies (pre-treatment) and in 33% of patients who, while negative at baseline, developed anti-HSV1 antibodies after a single injection of CAN-3110. Clinical responses were observed in both injected and uninjected lesions in patients with multifocal disease. Significant tumor responses in both arm A and arm B were observed, with continued reduction in tumor volume in a patient in arm B approximately one year after CAN-3110 treatment. Clinical response for this patient continues as of February 2025 without additional treatment. Analysis of post-treatment samples demonstrated evidence of persistent HSV antigen expression and replication in both injected and uninjected tumor tissue associated with CD8+ T cell infiltration. The extent of immune activation, measured by gene profiling and quantification of immune cells in post-treatment specimens, was associated with the presence of anti-HSV1 antibodies and survival. Survival was also associated with the diversity of the T cell repertoire in circulating T cells, suggesting that patients who were able to mount a diverse immune response against the virus and tumor antigens released during the oncolytic process after CAN-3110 administration, had improved survival.

We are conducting an extension of the clinical trial known as arm C, in which patients with recurrent HGG will receive a repeat dosing regimen of CAN-3110 (up to six injections over four months). Clinical data from arm C will help evaluate whether multiple injections could further improve survival. This clinical trial extension is supported by the Break Through Cancer foundation. As of February 2025, we have dosed seven patients with multiple injections of CAN-3110 (up to six injections over a period of four months). In June 2024, a poster presentation at the ASCO Annual Meeting demonstrated that multiple intratumoral injections of CAN-3110 were feasible and well tolerated with no dose-limiting toxicities or severe adverse events observed in the first six patients treated in arm C. More than 300 core biopsies were obtained from these patients, across the planned dose ranging time points, which were processed for “-omic” analysis, including single-cell RNA sequencing and cell profiling. In October 2024, during the 16th Annual International Oncolytic Virotherapy Conference (IOVC), we announced clinical activity and biomarker data for arm C. The principal investigator of the study reported ongoing improved survival compared to historical controls in patients treated with multiple injections of CAN-3110, with 3 out of 6 patients with recurrent HGG (recurrent glioblastoma) still alive more than one year (12.2, 13.0, and 18.7 months, respectively) after initiation of experimental treatment with CAN-3110. The data also showed discrepancies between imaging and histologic findings. Post treatment longitudinal biopsies demonstrated near absence of tumor cells alongside dense lymphocyte infiltrates especially in patients with enhancement on post-treatment MRI scans, suggesting the presence of radiologic pseudo-progression after treatment with CAN-3110. This data cautions against the evaluation of progression by imaging, restating the importance of survival as the primary endpoint for viral immunotherapy trials. We expect to present initial median overall survival data for the repeat dosing cohort in the fourth quarter of 2025.

In November 2024, during the SITC 2024 Annual Meeting, we presented data demonstrating the antitumor activity of CAN-3110 in preclinical models of melanoma, a tumor characterized by high Nestin expression, frequent loss-of-function in CDKN2A, and alterations in the Ras-Raf signaling pathway. This data supports the rationale to expand the evaluation of CAN-3110 into tumors beyond recurrent HGG, creating a potential pipeline in a product.

We are also designing additional novel viral immunotherapy candidates using our proprietary enLIGHTEN™ Discovery Platform, a systematic, iterative HSV-based discovery platform leveraging human biology and advanced analytics to create new viral immunotherapy candidates for solid tumors. In October 2022, we entered into a collaboration with the University of Pennsylvania (UPenn) Center for Cellular Immunotherapies to study the impact of novel viral immunotherapy candidates based on Candel's enLIGHTEN™ Discovery Platform to strengthen the activity of UPenn’s investigational CAR-T cell therapies in difficult to treat solid tumors.

In November 2023, during the SITC 2023 Annual Meeting, we presented two posters describing the key elements of the platform and the development of the first experimental agent from the enLIGHTEN Discovery Platform. The first agent based on enLIGHTEN™, Alpha-201 Macro1, is an investigational viral immunotherapy designed to interfere with the CD47/SIRPα pathway and activate innate immune surveillance. Results demonstrated monotherapy activity of this agent following local administration in a preclinical model of lung and breast cancer. Additional preclinical data presented at SITC confirmed the capability of the enLIGHTEN™ Advanced Analytics suite to predict optimal gene payload combinations to arm viral vectors, enabling the design of potential combination therapeutics to overcome tumor resistance especially in cancers resistant to immune checkpoint inhibitor treatment.

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

In October 2024, during the 16th Annual IOVC, we presented data on a novel biological multimodal therapeutic from the enLIGHTENTM Discovery Platform, the third preclinical candidate, encoding IL-12 and IL-15. Data included the ability of this asset to induce expansion and activation of natural killer and CD8+ T cells, resulting in significant inhibition of tumor growth and tumor regression in two different tumor models.

We currently own development and commercialization rights for all our programs in major markets, including the United States, Europe and Asia, allowing us to control development and seek approval in those areas as we prepare our commercialization efforts.

We were incorporated in Delaware in June 2003 as Advantagene, Inc. (Advantagene). In December 2019, Advantagene licensed substantially all the assets of Periphagen, a company focused on engineering HSV as a gene therapy vector, and in September 2020, licensed CAN-3110 from Mass General Brigham (MGB). In December 2020, we formally changed our name from Advantagene to Candel Therapeutics, Inc. We completed our initial public offering in July 2021. On August 5, 2022, we filed a shelf registration statement on Form S-3 (as amended, the Shelf) with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the ATM Program). The Shelf was declared effective by the SEC on August 12, 2022. As of March 6, 2025, we have sold and issued 2,976,391 shares of common stock under the ATM Program, with total net proceeds of $16.2 million. On December 16, 2024, we issued and sold 12,000,001 shares of common stock at a price to the public of $6.00 per share and pre-funded warrants to purchase up to an aggregate of 3,333,333 shares of common stock at a price to the public of $5.99 per pre-funded warrant to purchase one share of the common stock for aggregate gross proceeds of approximately $92.0 million (the 2024 Follow-On Offering). We received approximately $85.9 million in net proceeds from the 2024 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses.

Our cash and cash equivalents were $102.7 million as of December 31, 2024, which we believe will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027.

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
•
our ability to enter into agreements with contract development and manufacturing organizations (CDMOs) for the development, clinical manufacture and commercial manufacture of our product candidates CAN-2409 and CAN-3110
•
costs related to manufacturing of our product candidates or to account for any future changes in our manufacturing plans;
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

As of December 31, 2024, we had federal net operating loss carryforwards (NOLs) of approximately $111.6 million and state NOLs of approximately $101.9 million which may be available to offset future taxable income. Our federal NOLs include $8.8 million available to reduce future taxable income through 2037 and approximately $102.8 million of NOLs that do not expire and are available to reduce future taxable income indefinitely. The state NOLs are available to offset future taxable income through 2033. As of December 31, 2024, we also had federal and state research and development tax credit carryforwards of $5.0 million and $2.4 million, respectively, which are available to offset federal and state tax liabilities through 2043 and 2038, respectively.

Realization of future tax benefits is dependent on many factors, including our ability to generate taxable income within the NOL period. Our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and certain tax credits.

Management has considered our history of cumulative net losses incurred since inception, as well as our lack of product revenue since inception, and has determined that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, a full valuation allowance has been established at December 31, 2024.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	YEAR ENDED DECEMBER 31,
	2024	2023	CHANGE
Operating expenses:
Research and development	$19,314	$24,506	$(5,192)
General and administrative	14,057	13,885	172
Total operating expenses	33,371	38,391	(5,020)
Loss from operations	(33,371)	(38,391)	5,020
Interest income	1,086	2,081	(995)
Interest expense	(2,090)	(2,595)	505
Change in fair value of warrant liability	(20,802)	966	(21,768)
Net loss	$(55,177)	$(37,939)	$(17,238)

Comparison of the Years Ended December 31, 2024 and 2023

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023 (in thousands):

	YEAR ENDED DECEMBER 31,		INCREASE
	2024	2023	(DECREASE)
Employee-related	$11,669	$13,362	$(1,693)
Clinical development	5,196	7,940	(2,744)
Depreciation, impairment, and loss on sale of fixed assets	1,020	1,419	(399)
Occupancy	546	526	20
Pre-clinical research	384	660	(276)
Recruiting	—	286	(286)
Other	499	313	186
	$19,314	$24,506	$(5,192)

Research and development expenses decreased $5.2 million from $24.5 million for the year ended December 31, 2023 to $19.3 million for the year ended December 31, 2024. The decrease was primarily attributable to a $2.7 million decrease in clinical development costs driven by decreased regulatory, manufacturing and clinical trial costs for CAN-2409 programs, a $1.7 million decrease in employee-related expenses due to the corporate restructuring in the fourth quarter of 2023, and a $0.4 million decrease in depreciation, impairment, and loss on the sale of fixed assets.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2024 and 2023 (in thousands):

	YEAR ENDED DECEMBER 31,		INCREASE
	2024	2023	(DECREASE)
Employee-related	$6,831	$7,573	$(742)
Professional and consulting fees	5,263	3,666	1,597
Insurance	1,188	1,597	(409)
Occupancy	192	161	31
Information technology costs	125	263	(138)
Recruiting	—	159	(159)
Other	458	466	(8)
	$14,057	$13,885	$172

General and administrative expenses increased $0.2 million from $13.9 million for the year ended December 31, 2023 to $14.1 million for the year ended December 31, 2024. The increase was primarily attributable to a $1.6 million increase in professional and consulting fees. The increase was partially offset by a $0.7 million decrease in employee-related expenses due to the corporate restructuring in the fourth quarter of 2023, and a $0.4 million decrease in the cost of directors and officers insurance.

Interest Income

Interest income was $1.1 million for the year ended December 31, 2024, compared to $2.1 million for the year ended December 31, 2023, and primarily represents earnings on our cash equivalents. The decrease in interest income is the result of interest being generated on a lower cash equivalents balance for most of the year ended December 31, 2024 compared to the year ended December 31, 2023.

Interest Expense

Interest expense was $2.1 million for the year ended December 31, 2024, compared to $2.6 million for the year ended December 31, 2023, and represents interest expense on our outstanding debt obligations.

Change in Fair Value of Warrant Liability

The change in fair value of our warrant liability was an increase in the fair value of $20.8 million for the year ended December 31, 2024, compared to a decrease in the fair value of $1.0 million for the year ended December 31, 2023. The change in the fair value of the warrant liability is primarily driven by changes in the underlying value of our stock price.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials for our product candidates, developing our manufacturing capabilities which may include the cost of establishing a relationship with contract manufacturers to support commercial launch of our product candidate CAN-2409 and costs associated with equipping our laboratory and manufacturing facility to support clinical trials and commercialization and providing general and administrative support for our operations, including the cost associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. As of December 31, 2024, we had cash and cash equivalents of $102.7 million. Based on current plans and assumptions, we expect that our existing cash and cash equivalents will be sufficient to fund our current operating plan into the first quarter of 2027, including the expected completion of the final overall survival phase 2a data readouts in borderline resectable pancreatic ductal adenocarcinoma (“PDAC”), announced on February 25, 2025, and non-small cell lung cancer (“NSCLC”) in the first quarter of 2025 and the final overall survival readout for the ongoing Phase 1b trial in recurrent high-grade glioma with CAN-3110 in the fourth quarter of 2025. We will require additional capital to further advance development of CAN-2409 in NSCLC and PDAC or of CAN-3110 beyond the current trials and to complete the clinical development of, or commercialize, any of our product candidates or programs.

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from government grants and proceeds from the sale of convertible notes, common stock, and our convertible preferred stock. As of December 31, 2024, we have raised approximately $270.9 million of gross proceeds from such transactions, including $15.6 million of government grants, $66.1 million from the sale of convertible preferred stock, $187.4 million from the sale of our common stock and accompanying pre-funded warrants, and $1.8 million from stock option exercises. Our cash and cash equivalents totaled $102.7 million as of December 31, 2024. We had $12.5 million of debt as of December 31, 2024. As of December 31, 2024, we have raised $15.8 million of net proceeds under the ATM Program (as defined below). Subsequent to December 31, 2024 and through March 6, 2025, we raised an additional $0.4 million of net proceeds under the ATM Program.

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

The term loans bear interest at a floating rate per annum equal to the greater of (A) 5.75% and (B) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.50%. We are required to make monthly interest payments, and commencing on February 1, 2024, 24 consecutive installments of principal plus monthly payments of accrued interest. The term loans mature on January 1, 2026. Upon repayment in full of the term loans, we will be required to pay a final payment fee equal to 4.50% of the original principal amount of any funded term loan being repaid. The Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB term loans, subject to a prepayment premium of 1% to 3% based upon the timing of the prepayment. As of December 31, 2024, $11.6 million of indebtedness was outstanding under the Loan Agreement.

On August 5, 2022, we filed the Shelf with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the ATM Program. The Shelf was declared effective by the SEC on August 12, 2022. As of March 6, 2025, we have sold and issued 2,976,391 shares of common stock under the ATM Program, with total net proceeds of $16.2 million.

In connection with the 2024 Follow-On Offering, we issued and sold 12,000,001 shares of common stock at a price to the public of $6.00 per share and pre-funded warrants to purchase up to an aggregate of 3,333,333 shares of common stock at a price to the public of $5.99 per pre-funded warrant to purchase one share of the common stock for aggregate gross proceeds of approximately $92.0 million. We received approximately $85.9 million in net proceeds from the 2024 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses.

As of December 31, 2024, we had an accumulated deficit of $192.2 million and have not generated any product sales. We do not know when, or if, we will generate revenue from product sales. We will not generate significant revenue from product sales unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical and contract manufacturing costs, legal and other regulatory expenses, and general overhead costs. We expect that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to risks in the development of our products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	YEARS ENDED DECEMBER 31,
	2024	2023
Net cash used in operating activities	$(27,023)	$(34,244)
Net cash used in investing activities	(16)	(280)
Net cash provided by (used in) financing activities	94,280	(121)
Net increase (decrease) in cash, cash equivalents and restricted cash	$67,241	$(34,645)

Cash Flows for the Years Ended December 31, 2024 and 2023

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $27.0 million, primarily consisting of a net loss of $55.2 million as we incurred expenses associated with our clinical programs and incurred costs associated with operating as a public company. We had non-cash charges of $27.8 million primarily related to the $20.8 million change in the fair value of our warrant liability and non-cash stock-based compensation. Net cash used in operating activities was also impacted by $0.3 million in changes in operating assets and liabilities, primarily driven by an increase of $0.8 million in accrued expenses and a decrease of $0.2 million in prepaid expenses and other current assets. These changes were partially offset by a decrease of $0.5 million in lease-related liabilities and a decrease of $0.2 million in accounts payable.

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

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $16,000 and consisted of the purchase of fixed assets.

Net cash used in investing activities for the year ended December 31, 2023 was $0.3 million, and consisted of the purchase of fixed assets, which was partially offset by proceeds from the sale of fixed assets.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $94.3 million and consisted of $85.9 million of net proceeds from the issuance of common stock and accompanying pre-funded warrants in the 2024 Follow-On Offering, $15.8 million of net proceeds from the issuance of common stock under the ATM Program and $1.7 million of proceeds from option exercises, partially offset by $9.2 million of principal payments on our term loan with SVB.

Net cash used in financing activities for the year ended December 31, 2023 was $0.1 million and consisted of payments related to tax withholding for vested restricted stock units.

Funding Requirements

We expect our operating expenses to increase substantially in the future in connection with our ongoing activities, particularly as we advance CAN-2409 and CAN-3110 through research and development, clinical trials, and develop our manufacturing capabilities, as we research and develop additional product candidates including preclinical activities and as we prepare for potential marketing approval and potential commercialization. We also expect to incur additional costs associated with operating as a public company.

Specifically, our costs and expenses will increase as we:

•
advance the clinical development of CAN-2409 and CAN-3110;
•
develop our manufacturing capabilities, including through relationships with contract manufacturers for potential commercial manufacturing of our product candidate CAN-2409 and the development, construction and qualification of our clinical manufacturing capabilities, internally or through CDMOs for our product candidate CAN-3110;
•
pursue preparatory activities for potential launch and commercialization for CAN-2409 in localized prostate cancer;
•
pursue the preclinical and clinical development of other product candidates using our enLIGHTEN™ Discovery Platform, an HSV-based platform; and
•
expand our operational, financial, and management systems and increase personnel, including personnel to support our operations as a public company.

We believe that our existing cash and cash equivalents as of December 31, 2024 will enable us to fund our operating expenses and capital expense requirements into the first quarter of 2027. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Obligations and Commitments

Our primary contractual obligations are our facility lease, the Loan Agreement with SVB, and the Periphagen Note. The table below summarizes the contractual obligations that will become due as of December 31, 2024 (in thousands):

	PAYMENTS DUE BY PERIOD
	(in thousands)
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS
Operating lease obligation (1)	$1,028	$613	$415	$—
Loan Agreement with SVB (2)	11,475	$10,634	$841	—
Periphagen Note (3)	1,352	—	1,352	—
Total	$13,855	$11,247	$2,608	$—
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

See our consolidated financial statements and related footnotes elsewhere in this Annual Report on Form 10-K for additional information on these agreements.

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
•
CDMOs who are manufacturing commercial-scale quantities of our product candidates.

Actual services performed may vary from our estimates, resulting in adjustments to research and development costs or inventories in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our results of operations.

Determination of Fair Value of Warrants

In connection with the Series B convertible preferred stock issuance in November 2018, we issued warrants to purchase shares of common stock of which certain warrants are shown as a liability on the balance sheet. The fair value of the warrants was determined based on significant inputs not observable in the market. The fair value of the warrants uses various valuation methods, including the Monte Carlo method, the option-pricing method, probability-weighted expected return and the hybrid method, all of which incorporate assumptions and estimates, to value the common stock warrants. The hybrid method is often used when a company is expecting a liquidity event in the near future and is a combination of the option-pricing and probability-weighted expected return methods. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares of common stock prior to the IPO, risk-free interest rate, expected dividend yield, expected volatility of the price of the underlying preferred stock, and the remaining contractual term of the warrants. The most significant assumption in the model impacting the fair value of the common stock warrants is the fair value of our common stock as of each remeasurement date. Prior to the IPO, we determined the fair value per share of the underlying common stock by taking into consideration the most recent sales of preferred stock, results obtained from third-party valuations and additional factors that were deemed relevant.

Stock-Based Compensation

We measure stock options and other stock-based awards granted to our employees, directors, consultants, advisors based on the fair value on the date of the grant. We recognize compensation expense over the requisite service period, which is generally the vesting period of the respective award. We recognize forfeitures as they occur. For stock-based awards granted to non-employees, compensation expense is recognized over the vesting period which approximates the period over which services are rendered by such non-employees.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2024.

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) None.

(b) The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and certain officers during the fourth quarter of 2024, each of which is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name	Action Taken	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Paul Peter Tak, M.D., Ph.D., FMedSci (Chief Executive Officer, President and Director)	Adoption (November 19, 2024)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	Earlier of (i) 466 days and (ii) the completed sale of the maximum aggregate number of securities under the plan	Up to 868,783 shares
Charles Schoch (Interim Chief Financial Officer, Treasurer and Secretary)	Adoption (November 15, 2024)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	Earlier of (i) 379 days and (ii) the completed sale of the maximum aggregate number of securities under the plan	Up to 20,000 shares
Francesca Barone, M.D., Ph.D. (Chief Scientific Officer)	Adoption (November 22, 2024)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	Earlier of (i) 372 days and (ii) the completed sale of the maximum aggregate number of securities under the plan	Up to 38,646 shares
W. Garrett Nichols, M.D., M.S. (Chief Medical Officer)	Adoption (November 22, 2024)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	Earlier of (i) 372 days and (ii) the completed sale of the maximum aggregate number of securities under the plan	Up to 49,848 shares
Seshu Tyagarajan, Ph.D. RAC (Chief Technical Development Director)	Adoption (November 15, 2024)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	Earlier of (i) 470 days and (ii) the completed sale of the maximum aggregate number of securities under the plan	Up to 61,278 shares

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (SEC) with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is KPMG LLP, Boston, Massachusetts, PCAOB Auditor ID 185.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Exhibits

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Candel Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2021)

3.2	Amended and Restated Bylaws of Candel Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2021)
3.3	Amendment to the Amended and Restated Bylaws of Candel Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 30, 2024)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)
4.2*	Description of Securities
4.3	Investors’ Rights Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on June 25, 2021)
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

4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2024)
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

Amendment to Exclusive License Agreement by and between Candel Therapeutics, Inc. and Periphagen, Inc. dated June 7, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023)

10.18

First Amendment to Loan and Security Agreement by and between Candel Therapeutics, Inc. and Silicon Valley Bank, dated June 14, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023)

10.19#

Consulting by and between Candel Therapeutics, Inc. and Jason A. Amello, dated as of January 12, 2024 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 28, 2024)

19.1*	Candel Therapeutics, Inc. Insider Trading Policy
21.1	List of Subsidiary (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 29, 2022)
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2024)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Item 16. Form 10-K Summary.

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Candel Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Candel Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Boston, Massachusetts

March 13, 2025

Candel Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	DECEMBER 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$102,654	$35,413
Prepaid expenses and other current assets	1,150	1,384
Total current assets	103,804	36,797
Fixed assets, net	2,191	3,206
Lease right of use assets	542	816
Restricted cash	266	266
Other assets	63	116
Total assets	$106,866	$41,201
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$237	$422
Accrued expenses	5,113	4,356
Current portion of term loan payable to a bank	9,895	8,893
Current portion of lease liability	566	513
Warrant liability	21,718	—
Total current liabilities	37,529	14,184
Term loan payable to a bank	1,733	11,632
Other long-term debt	870	751
Lease liability, net of current portion	407	973
Warrant liability	—	916
Total liabilities	40,539	28,456
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at December 31, 2024 and 2023; no shares issued or outstanding at December 31, 2024 and 2023, respectively.	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at December 31, 2024 and 2023; 46,933,088 and 29,213,627 shares issued at December 31, 2024 and 2023, respectively; and 46,810,480 and 29,091,019 shares outstanding at December 31, 2024 and 2023, respectively.	469	290
Treasury stock (at cost)	(448)	(448)
Additional paid-in capital	258,511	149,931
Accumulated deficit	(192,205)	(137,028)
Total stockholders’ equity	66,327	12,745
Total liabilities and stockholders’ equity	$106,866	$41,201

The accompanying notes are an integral part of these consolidated financial statements.

Candel Therapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	YEAR ENDED DECEMBER 31,
	2024	2023
Operating expenses:
Research and development	$19,314	$24,506
General and administrative	14,057	13,885
Total operating expenses	33,371	38,391
Loss from operations	(33,371)	(38,391)
Other income (expense):
Interest income	1,086	2,081
Interest expense	(2,090)	(2,595)
Change in fair value of warrant liability	(20,802)	966
Total other income (expense), net	(21,806)	452
Net loss and comprehensive loss	$(55,177)	$(37,939)
Net loss per share, basic and diluted	$(1.74)	$(1.31)
Weighted-average common shares outstanding, basic and diluted	31,675,076	28,935,289

The accompanying notes are an integral part of these consolidated financial statements.

Candel ThErapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

	COMMON STOCK		TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2022	29,042,418	$290	(122,608)	$(448)	$146,961	$(99,089)	$47,714
Stock-based compensation	—	—	—	—	3,137	—	3,137
Restricted stock unit vesting, net of shares withheld for taxes	171,209	—	—	—	(121)	—	(121)
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	—	(37,939)	(37,939)
Balance as of December 31, 2023	29,213,627	$290	(122,608)	$(448)	$149,931	$(137,028)	$12,745
Issuance of common stock and accompanying pre-funded warrants in public offering, net of issuance costs of $6.1 million	12,000,001	120	—	—	85,808	—	85,928
Sale of common stock through at-the-market offerings, net of issuance costs of $0.5 million	2,936,057	29	—	—	15,801	—	15,830
Options exercised	846,943	9	—	—	1,680	—	1,689
Stock-based compensation	—	—	—	—	4,170	—	4,170
Restricted stock unit vesting	1,936,460	21	—	—	(21)	—	—
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	1,142	—	1,142
Net loss	—	—	—	—	—	(55,177)	(55,177)
Balance as of December 31, 2024	46,933,088	$469	(122,608)	$(448)	$258,511	$(192,205)	$66,327

The accompanying notes are an integral part of these consolidated financial statements.

Candel Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

	YEAR ENDED DECEMBER 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(55,177)	$(37,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	990	960
Impairment of fixed assets	41	390
Loss on the sale of fixed assets	—	79
Non-cash stock compensation expense	5,312	3,091
Non-cash lease expense	274	240
Non-cash interest expense	119	103
Change in fair value of warrant liability	20,802	(966)
Accretion of debt discount	270	323
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	234	503
Other assets	53	(116)
Accounts payable	(185)	45
Accrued expenses	757	(301)
Deferred income	—	(192)
Lease liability	(513)	(464)
Net cash used in operating activities	(27,023)	(34,244)
Cash Flows from Investing Activities:
Purchase of fixed assets	(16)	(457)
Proceeds from the sale of fixed assets	—	177
Net cash used in investing activities	(16)	(280)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock and accompanying pre-funded warrants in public offering, net of issuance costs	85,928	—
Proceeds from sale of common stock through at-the-market offerings, net of issuance costs	15,830	—
Proceeds from option exercises	1,689	—
Principal payments on term loan	(9,167)	—
Payments related to tax withholding for vested restricted stock units	—	(121)
Net cash provided by (used in) financing activities	94,280	(121)
Net increase (decrease) in cash, cash equivalents and restricted cash	67,241	(34,645)
Cash, cash equivalents and restricted cash at beginning of period	35,679	70,324
Cash, cash equivalents and restricted cash at end of period	$102,920	$35,679
Supplemental cash flow information:
Cash paid for interest	$1,795	$2,148

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

Since inception, the Company has funded its operations primarily with proceeds from the sale of its convertible notes and capital stock and from debt borrowings. The Company has incurred recurring losses since its inception, including a net loss of $55.2 million and $37.9 million for the years ended December 31, 2024, and 2023, respectively. In addition, as of December 31, 2024, the Company had an accumulated deficit of $192.2 million. The Company expects to continue to generate operating losses and negative cash flows from operations for the foreseeable future.

On August 5, 2022, the Company filed a shelf registration statement on Form S-3 (as amended to date, the Shelf) with the U.S. Securities and Exchange Commission (SEC), which covers the offering, issuance, and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the ATM Program). The Shelf was declared effective by the SEC on August 12, 2022. As of December 31, 2024, the Company has sold and issued 2,936,057 shares of common stock under the ATM Program, with total net proceeds of $15.8 million. Subsequent to December 31, 2024 and through March 6, 2025, the Company has sold and issued 40,334 additional shares of common stock under the ATM Program, with total net proceeds of $0.4 million.

The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. The Company believes that existing resources will fund planned operations for at least 12 months from the issuance date of these consolidated financial statements.

Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

December 2024 Public Offering

On December 16, 2024, the Company completed a public offering of its common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase shares of its common stock. The Company issued and sold 12,000,001 shares of common stock, including full exercise of the underwriters’ option to purchase an additional 2,000,000 shares, at a public offering price of $6.00 per share. Additionally, in lieu of common stock to certain investors, the Company issued and sold pre-funded warrants to purchase 3,333,333 shares of its common stock at a public offering price of $5.99 per pre-funded warrant, which represents the per share public offering price of each share of common stock less the $0.01 per share exercise price for each pre-funded warrant. The aggregate gross proceeds before deducting underwriting discounts and commissions, and other estimated offering expenses payable by the Company were approximately $92.0 million.

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

Restricted Cash

The Company had $0.3 million of restricted cash as of both December 31, 2024 and 2023, which represents cash held as a security deposit under the terms of the Company’s Needham, Massachusetts facility lease.

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

During the years ended December 31, 2024 and 2023, the Company recorded impairment charges totaling approximately $41,000 and $0.4 million, respectively, related to manufacturing equipment that the Company has determined it does not plan to use for its intended use, and the Company recorded an impairment to reduce the carrying value to its estimated fair value. The Company has not recorded any other impairment losses on such long-lived assets.

Revenue Recognition

The Company applies ASC Topic 606, Revenue from Contracts with Customers, (ASC 606). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and then assesses whether or not each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Government grants are recorded as grant income and classified in other income in the consolidated statements of operations. The Company did not recognize any government grants for the years ended December 31, 2024 and 2023.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC Topic 740, Income Taxes (ASC 740) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At December 31, 2024 and 2023, the Company has concluded that a full valuation allowance is necessary for its deferred tax assets (see Note 12).

The Company accounts for uncertainty in income taxes, by applying the two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax is then assessed as the amount of benefits to be recognized in the consolidated financial statements. The amount of benefits that may be used are the largest amounts that have a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves or unrecognized tax benefits that are considered appropriate as well as the related net interest received. As of December 31, 2024, the Company did not record any unrecognized benefits from uncertain tax positions in its consolidated financial statements.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, including the pre-funded warrants given their nominal exercise price. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period, including the pre-funded warrants given their nominal exercise price and, if dilutive, the weighted-average number of potential shares of common stock. In periods where the Company reports a net loss attributable to common stockholders, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2024 and 2023 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which amends guidance in ASC 280, Segment Reporting The amendments in this ASU expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment, among other disclosure requirements. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2023. The Company adopted ASU 2023-07 for the year ended December 31, 2024 (see Note 17).

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure in the notes to the financial statements of the nature of certain expenses included in the income statement. The ASU's amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Adoption can be either prospectively or retrospectively applied. The Company is currently evaluating the potential impact that ASU 2024-03 may have on its consolidated financial statements and related disclosures.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2024 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	21,718	21,718
Total	$—	$—	$21,718	$21,718

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2023 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	916	916
Total	$—	$—	$916	$916

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

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined by Level 3 inputs (in thousands):

SERIES B WARRANT LIABILITY
Balance at December 31, 2022	$1,882
Change in fair value	(966)
Balance at December 31, 2023	$916
Change in fair value	20,802
Balance at December 31, 2024	$21,718

4. Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	DECEMBER 31,
	2024	2023
Laboratory equipment	$1,219	$1,209
Manufacturing equipment	695	730
Furniture and fixtures	159	159
Networking and computer equipment	85	88
Leasehold improvements	3,109	3,109
Total fixed assets	$5,267	$5,295
Less: accumulated depreciation	(3,076)	(2,089)
Fixed assets, net	$2,191	$3,206

Depreciation expense was $1.0 million for each of the years ended December 31, 2024 and 2023.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	DECEMBER 31,
	2024	2023
Payroll and employee related expenses	$3,038	$2,017
Professional fees	920	128
Third-party research and development expenses	765	1,811
Other	390	400
	$5,113	$4,356

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

During the years ended December 31, 2024 and 2023, the Company recorded interest expense relating to the Loan Agreement of $2.0 million and $2.5 million, respectively. The weighted average effective interest rate as of December 31, 2024 was 11.75%.

The Company incurred $89,000 of debt issuance costs and will incur a $0.9 million final payment fee, which were recorded as debt discount and are being amortized over the term of the Loan Agreement. The scheduled principal payments and net carrying amount of the term loan are as follows (in thousands):

YEAR ENDING DECEMBER 31,
2025	$10,000
2026	833
Total principal	10,833
Final payment fee	900
Less: debt discount	(989)
Accretion of debt discount	884
Net carrying amount	$11,628
Less current portion	$(9,895)
Long-term portion	$1,733

The carrying value of the Company's term loan approximates fair value.

7. Other Long-Term Debt

Periphagen Note

On December 9, 2019, the Company entered into a series of asset purchase agreements with Periphagen, Inc. (Periphagen), a biopharmaceutical company focused on the development of gene therapy vectors. Under the terms of the asset purchase agreements, the Company assumed a $1.0 million promissory note bearing a contractual interest rate of 2% compounded annually, with the outstanding balance and accrued interest due upon maturity in November 2027, with no interim installments due. The estimated market rate for the Company for an unsecured loan with a maturity in November 2027 was determined to be 15.83% as of December 9, 2019. Although the Company does not have a public credit rating, management estimates a CCC credit rating based on the Company’s financial position and stage of development. Using the commensurate rate for a CCC rated company and based on the amount due at maturity, the present value of the future cash outflow was determined to be $0.4 million at the transaction date. As of December 31, 2024, the carrying value of the note is $0.9 million. The carrying value of the note approximates fair value. Upon maturity, the Company will pay Periphagen $1.4 million for the outstanding balance and accrued interest due.

8. Lease

On February 4, 2019, the Company signed a lease agreement for its corporate headquarters at 117 Kendrick Street in Needham, Massachusetts. The facility consists of a 15,197 square foot property which houses the corporate, clinical, laboratory and manufacturing operations for the Company. The lease term ends on August 31, 2026.

For each of the years ended December 31, 2024 and 2023, the Company recorded $0.4 million of operating lease cost and $0.1 million of variable lease cost. The total lease expense for each of the years ended December 31, 2024 and 2023 was $0.5 million.

Cash paid for amounts included in the lease liability for each of the years ended December 31, 2024 and 2023 was $0.6 million.

	YEAR ENDED DECEMBER 31,
Other Information	2024	2023
Operating cash flows used for operating leases (in thousands)	$598	$583
Weighted-average remaining lease term (years)	1.7	2.7
Weighted-average incremental borrowing rate	7.02%	7.02%

The future lease payments under non-cancelable leases at December 31, 2024, are as follows (in thousands):

2025	$613
2026	415
Total future lease payments	1,028
Less: imputed interest	(55)
Total lease liability	$973

9. Common Stock

Common Stock

Common shares are voting and dividends may be paid when, as and if declared by the board of directors.

Common Stock Reserved

The Company has reserved the following shares of common stock for future issuance as of:

	DECEMBER 31,
	2024	2023
Stock options outstanding	4,486,181	5,666,621
Unvested restricted stock	330,779	2,526,432
Shares available for future grant under stock option plan	2,008,379	252,053
Warrants	7,507,708	7,507,708
Pre-funded warrants	3,333,333	—
	17,666,380	15,952,814

Shelf Registration and At-the-Market Offerings

On August 5, 2022, the Company filed the Shelf with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf. The Shelf was declared effective by the SEC on August 12, 2022. As of December 31, 2024, the Company has sold and issued 2,936,057 shares of common stock under the ATM program, with total net proceeds of $15.8 million. Subsequent to December 31, 2024 and through March 6, 2025, the Company has sold and issued 40,334 additional shares of common stock under the ATM Program, with total net proceeds of $0.4 million.

10. Warrants

The Company has the following warrants outstanding for the purchase of common stock as of December 31, 2024 and 2023 (except the Pre-Funded Warrants which were only outstanding as of December 31, 2024):

WARRANTS	SHARES OF COMMON STOCK SUBJECT TO WARRANTS	EXERCISE PRICE PER SHARE	EXPIRATION DATES
Series B Warrants	3,672,484	$6.81	November 2025
Conditional Series B Warrants	3,672,484	$6.81	November 2025
NC Ohio Trust	162,740	$1.46	March 2029
Pre-Funded Warrants	3,333,333	$0.01	No expiration

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

On June 24, 2021, the Company’s board of directors approved and on July 14, 2021 the stockholders approved, effective upon the closing of the Company's initial public offering (IPO), an amendment to the terms of the Series B Warrants and the Conditional Series B Warrants to extend the expiration date from November 2023 to November 2025. In addition, the exercise period for the Conditional Series B Warrants was amended such that in the event the future financing milestones or certain share price targets described above are achieved, the Conditional Series B Warrants can only be exercised in conjunction with the sale of the Company, on a cash or cashless exercise basis, or otherwise in November 2025 through a cashless exercise.

The Company recorded the Series B Warrants as a component of stockholder’s equity at the time of issuance at their estimated fair value of $2.1 million and recorded the Conditional Series B Warrants as a liability on the consolidated balance sheet as the number of shares used to calculate the settlement is not a fixed number of shares. The Conditional Series B Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the consolidated statements of operations. The Company will continue to recognize changes in the fair value of the Conditional Series B Warrants until each Conditional Series B Warrant is exercised, expires or qualifies for equity classification. The warrant liability fair value was $21.7 million and $0.9 million as of December 31, 2024 and 2023, respectively.

NC Ohio Trust Warrants

On March 20, 2019, the Company established the NC Incorporated Ohio Trust, an irrevocable trust funded by the Company. The beneficiary in the trust agreement has provided past services to the Company for more than 15 years and is a non-employee. The warrant provides the beneficiary the right to purchase 162,740 shares of the Company’s common stock, $0.01 par value at an exercise price of $1.46 per share, subject to adjustments as specified in the warrant agreement. The Company recognizes the warrants as compensation expense within the consolidated statement of operations when the warrants are granted or at the service inception date if the service inception date precedes the grant date. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value previously used at the service inception date or subsequent reporting dates. As of December 31, 2024 and 2023, a grant date was not established as there was not a mutual understanding of key terms. The Company remeasures the fair value of the award at each reporting date, as the service date preceded the grant date. The value of the warrants for 162,740 shares of common stock was $1.3 million and $0.2 million as of December 31, 2024 and 2023, respectively, and was recorded as stock compensation expense within research and development expense and a credit to stockholders’ equity in the consolidated financial statements.

Pre-Funded Warrants

In connection with the public offering on December 16, 2024 (see Note 1), the Company has issued pre-funded warrants to purchase common stock in lieu of common stock. As the pre-funded warrants are indexed to the Company’s common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the pre-funded warrants as additional paid-in capital on the Company’s consolidated balance sheet. The pre-funded warrants are exercisable at any time. The holders of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company.

During the year ended December 31, 2024, no pre-funded warrants were exercised. As of December 31, 2024, there were 3,333,333 pre-funded warrants outstanding.

11. Stock Options, Restricted Stock and Stock-Based Compensation

Equity Incentive Plans

The Company’s 2015 Stock Plan, as amended, (the 2015 Plan) provides for the Company to sell or issue common shares or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. The 2015 Plan is administered by the board of directors and exercise prices, vesting and other restrictions are determined at its discretion. All stock option grants are non-statutory stock options except option grants to employees intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant, as determined in good faith by the board of directors at its sole discretion. Nonqualified stock options may be granted at an exercise price established by the board of directors at its sole discretion and the vesting periods may vary. Vesting periods are generally four years and are determined by the board of directors. Stock options become exercisable as they vest. Options granted under the 2015 Plan expire no more than ten years from the date of grant. As of December 31, 2024, there are no shares available for grants under the 2015 Plan and the 2015 Plan continues to govern the terms and conditions of the outstanding awards under the 2015 Plan.

On July 14, 2021, the Company’s 2021 Equity Incentive Plan (the 2021 Plan) was approved by the Company’s stockholders, and became effective upon completion of the IPO and serves as the successor to the 2015 Plan. 6,669,993 shares of common stock are reserved under the 2021 Plan, of which 2,008,379 shares remain available for future grants as of December 31, 2024.

Stock Options

Stock option activity is summarized as follows:

	NUMBER OF STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2023	5,666,621	$2.47	6.61	$199
Granted	202,420	4.36
Exercised	(846,943)	1.99
Cancelled, forfeited or expired	(535,917)	3.36
Outstanding as of December 31, 2024	4,486,181	$2.54	6.61	$27,599
Exercisable as of December 31, 2024	3,515,651	$2.40	6.20	$22,116
Unvested as of December 31, 2024	970,530	$3.04	8.10	$5,483

The 2015 Plan permits participants to use common stock they previously acquired to pay for the exercise of stock options based upon the fair value on the date of exercise. In connection with the exercise of a stock options to purchase 306,518 shares of our common stock at an exercise price of $1.46, option holders tendered 122,608 shares of our common stock previously acquired in consideration of the full aggregate exercise price in accordance with the terms of the option and the 2015 Plan. The shares tendered are recorded as treasury stock within the Company's consolidated financial statements at December 31, 2024.

The fair value of stock options granted was estimated on the grant date using the Black-Scholes option pricing model based on the following range of assumptions:

	YEAR ENDED DECEMBER 31,
	2024	2023
Expected option life (years)	5.50 - 6.08	5.48 - 6.08
Risk-free interest rate	3.98% - 4.32%	3.50% - 4.86%
Expected volatility	99.30% - 114.68%	91.33% - 94.51%
Expected dividend yield	0%	0%

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The total intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was $5.7 million and zero, respectively.

Restricted Stock Units

Under the terms of the restricted stock unit agreements covering the common stock, shares of common stock related to restricted stock units are subject to time-based vesting. The restricted stock units will immediately be forfeited to the Company if the relationship between the recipient and the Company ceases.

Restricted stock activity is summarized as follows:

	NUMBER OF SHARES OPTIONS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Unvested at December 31, 2023	2,526,432	$1.06
Granted	—	$—
Vested	(1,936,460)	$1.07
Forfeited	(259,193)	$1.11
Unvested at December 31, 2024	330,779	$0.98

The aggregate fair value of restricted stock units that vested during the years ended December 31, 2024 and 2023 was $16.8 million and $0.5 million, respectively.

Stock-Based Compensation

Stock-based compensation expense for the years ended December 31, 2024 and 2023 was classified in the consolidated statements of operations as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2024	2023
Research and development	$3,276	$1,347
General and administrative	2,036	1,744
Total stock-based compensation expense	$5,312	$3,091

As of December 31, 2024 and 2023, total unrecognized compensation cost related to the unvested stock-based awards was $1.9 million and $6.1 million, respectively. As of December 31, 2024 and 2023, these amounts are expected to be recognized over a weighted average period of 2.29 and 2.40 years, respectively.

12. Income Taxes

Due to the Company's net losses for 2024 and 2023, as well as the full valuation allowance on its net deferred tax assets as discussed below, the Company did not record any income tax expense or benefit for the years ended December 31, 2024 and 2023 .

A reconciliation of the Company's statutory income tax rate to the Company’s effective income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2024	2023
Income at US statutory rate	21.0%	21.0%
Permanent adjustments	(0.1)%	(1.3)%
Mark to market	(7.9)%	0.5%
Equity compensation	3.3%	—
State taxes, net of federal benefit	3.8%	6.9%
Valuation allowance	(21.1)%	(30.0)%
Tax credits	1.0%	2.9%
	—	—

Net deferred tax assets as of December 31, 2024 and 2023 consist of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2024	2023
Deferred tax assets:
Net operating losses	$29,876	$23,136
Intangibles	422	506
Accrued expenses and other	591	434
Lease liability	257	406
Stock compensation	987	1,168
Capitalized R&D expenditures	13,456	9,200
Credits	6,873	6,199
Total deferred tax assets	52,462	41,049
Valuation allowance	(52,185)	(40,548)
Net deferred tax assets	277	501
Deferred tax liabilities:
Right of use asset	(143)	(223)
Other	(134)	(278)
Total deferred tax liabilities	(277)	(501)
Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2024, the Company has gross federal and state net operating loss carryforwards of approximately $111.6 million and $101.9 million, respectively. The federal net operating loss carryforwards include $8.8 million that begins to expire in 2028 and $102.8 million that can be carried forward indefinitely. The state net operating loss carryforwards begin to expire in 2033.

As of December 31, 2024, the Company has gross federal and state tax credit carryforwards of approximately $5.0 million and $2.4 million, respectively, which begin to expire in 2037 and 2031, respectively.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and certain tax credits. Management has considered the Company’s history of cumulative net losses incurred since inception, as well as its lack of product revenue since inception, and has determined that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at December 31, 2024 and 2023.

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

A summary of changes in the valuation allowance for deferred tax assets during the years ended December 31, 2024 and 2023 were as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2024	2023
Valuation allowance	$40,548	$29,166
Increases recorded to income tax provision	11,637	11,382
Decreases recorded to income tax provision	—	—
Valuation allowance	$52,185	$40,548

The Company files income tax returns in the United States and various state and local jurisdictions. The federal and state tax returns are generally subject to examination for the years ended December 31, 2014 through December 31, 2024. There are currently no pending tax examinations. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination.

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

The Company recognized the $1.0 million upfront license fee as research and development service revenue as of December 31, 2022.

14. Technology License Agreement

On January 20, 2018 the Company entered into an exclusive option agreement (Option Agreement) with MGB. Pursuant to the Option Agreement, the Company has obtained the exclusive right from MGB to negotiate an exclusive license to make, develop and commercialize rQNestin, a genetically modified oncolytic herpes simplex virus for the treatment of certain types of cancers. Pursuant to the Option Agreement, the Company will support a clinical trial to be conducted at MGB pursuant to the terms of a clinical trial agreement to be negotiated and the Company has committed to remitting $0.8 million in support of such clinical trial over the course of approximately three years. Upon execution of the Option Agreement, the Company remitted a non-refundable fee of $40,000 to MGB to be applied toward the Company’s on-going obligations to reimburse patent expenses. During the years ended December 31, 2024 and 2023, the Company did not expense any startup and patient fees for clinical trials performed by MGB.

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

As of December 31, 2024, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

16. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was computed by dividing net loss by the weighted-average common shares outstanding for the period, including the pre-funded warrants given their nominal exercise price (in thousands, except share and per share data):

	YEAR ENDED DECEMBER 31,
	2024	2023
Numerator:
Net loss	$(55,177)	$(37,939)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	31,675,076	28,935,289
Net loss per share, basic and diluted	$(1.74)	$(1.31)

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

	YEAR ENDED DECEMBER 31,
	2024	2023
Outstanding warrants for common stock	7,507,708	7,507,708
Outstanding stock options (as converted to common stock)	4,486,181	5,666,621
Unvested restricted stock	330,779	2,526,432
	12,324,668	15,700,761

17. Segment Reporting

The Company operates in one business segment, which includes all activities related to the discovery, development, and potential commercialization of off-the-shelf viral immunotherapies that help patients fight cancer. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (CODM). The Company’s CODM is its Chief Executive Officer, who reviews and evaluates consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

In addition to the significant expense categories included within consolidated net loss presented on the Company's consolidated statements of operations, see below for disaggregated amounts that comprise research and development and general and administrative expenses:

	YEAR ENDED DECEMBER 31,
	2024	2023
Operating expenses:
Research and development:
Employee-related	$11,669	$13,362
Clinical development	5,196	7,940
Facility and equipment costs	1,566	1,945
Pre-clinical research	384	660
Other research and development segment expenses	499	599
Total research and development	19,314	24,506
General and administrative:
Employee-related	6,831	7,573
Professional and consulting fees	5,263	3,666
Other general and administrative segment expenses (1)	1,963	2,646
Total general and administrative	14,057	13,885
Total operating expenses	33,371	38,391
Loss from operations	(33,371)	(38,391)
Interest income	1,086	2,081
Interest expense	(2,090)	(2,595)
Change in fair value of warrant liability	(20,802)	966
Net loss	$(55,177)	$(37,939)

(1) Other general and administrative segment expenses primarily consists of insurance, occupancy, and information technology costs.

18. Corporate Restructuring

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

Of the $0.7 million in costs recognized related to the restructuring plan, $0.5 million and $0.2 million were included in research and development and general and administrative expenses, respectively, in the accompanying consolidated statement of operations for the year ended December 31, 2023. During the year ended December 31, 2023, the Company paid $0.7 million in severance benefits to separating employees related to the restructuring plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Candel Therapeutics, Inc.

Date: March 13, 2025	By:	/s/ Paul Peter Tak
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

Name	Title	Date

/s/ Paul Peter Tak	President and Chief Executive Officer (Principal Executive Officer)	March 13, 2025
Paul Peter Tak, M.D., Ph.D. FMedSci

/s/ Charles Schoch	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2025
Charles Schoch

/s/ Paul B. Manning	Chairman	March 13, 2025
Paul B. Manning

/s/ Edward J. Benz Jr.	Director	March 13, 2025
Edward J. Benz, Jr, M.D.

/s/ Chris Martell	Director	March 13, 2025
Chris Martell

/s/ Renee Gaeta	Director	March 13, 2025
Renee Gaeta

/s/ Gary Nabel	Director	March 13, 2025
Gary Nabel, Ph.D., M.D.

/s/ Joseph Papa	Director	March 13, 2025
Joseph Papa
/s/ Diem Nguyen	Director	March 13, 2025
Diem Nguyen, Ph.D., MBA
/s/ Nicoletta Loggia	Director	March 13, 2025
Nicoletta Loggia, Ph.D., R.Ph