Form 10-Q
period 2025-03-31
Candel Therapeutics, Inc.
filed 2025-05-13
CIK 1841387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, the registrant had 50,102,679 shares of common stock, $0.01 par value per share, outstanding.

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
•
The FDA’s agreement to a Special Protocol Assessment (SPA) with respect to the study design of our pivotal phase 3 clinical trial of CAN-2409 in newly diagnosed localized prostate cancer in intermediate and high-risk patients does not guarantee any particular outcome from regulatory review, including ultimate approval, and may not lead to a successful review or approval process.
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
•
Any future public health crisis, outbreaks of an infectious disease, ongoing geopolitical conflicts, or trade wars or other trade restrictions may have adverse effects on our business and operations.
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

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Candel Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	MARCH 31, 2025 (Unaudited)	DECEMBER 31, 2024
Assets
Current assets:
Cash and cash equivalents	$92,165	$102,654
Prepaid expenses and other current assets	983	1,150
Total current assets	93,148	103,804
Fixed assets, net	1,965	2,191
Lease right of use assets	468	542
Restricted cash	266	266
Other assets	58	63
Total assets	$95,905	$106,866
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$760	$237
Accrued expenses	2,720	5,113
Current portion of term loan payable to a bank	9,172	9,895
Current portion of lease liability	580	566
Warrant liability	6,837	21,718
Total current liabilities	20,069	37,529
Term loan payable to a bank	—	1,733
Other long-term debt	904	870
Lease liability, net of current portion	257	407
Total liabilities	21,230	40,539
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued or outstanding at March 31, 2025 and December 31, 2024, respectively.	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at March 31, 2025 and December 31, 2024; 49,369,749 and 46,933,088 shares issued at March 31, 2025 and December 31, 2024, respectively; 49,247,141 and 46,810,480 shares outstanding at March 31, 2025 and December 31, 2024, respectively.	493	469
Treasury stock (at cost)	(448)	(448)
Additional paid-in capital	259,456	258,511
Accumulated deficit	(184,826)	(192,205)
Total stockholders’ equity	74,675	66,327
Total liabilities and stockholders’ equity	$95,905	$106,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Operating expenses:
Research and development	$4,016	$4,102
General and administrative	4,114	3,800
Total operating expenses	8,130	7,902
Loss from operations	(8,130)	(7,902)
Other income (expense):
Interest income	934	320
Interest expense	(306)	(646)
Change in fair value of warrant liability	14,881	7
Total other income (expense), net	15,509	(319)
Net income (loss) and comprehensive income (loss)	$7,379	$(8,221)
Net income (loss) per share, basic	$0.15	$(0.28)
Weighted-average common shares outstanding, basic	50,482,278	29,197,537
Net income (loss) per share, diluted	$0.13	$(0.28)
Weighted-average common shares outstanding, diluted	54,765,842	29,197,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel ThErapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2024	46,933,088	$469	(122,608)	$(448)	$258,511	$(192,205)	$66,327
Options exercised	118,356	1	—	—	245	—	246
Stock-based compensation	—	—	—	—	798	—	798
Restricted stock unit vesting	330,779	3	—	—	(3)	—	—
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(484)	—	(484)
Sale of common stock through at-the-market offerings, net of issuance costs	40,334	1	—	—	383	—	384
Exercise of pre-funded warrants	1,947,192	19	—	—	(19)	—	—
Issuance costs related to common stock and accompanying pre-funded warrants in public offering	—	—	—	—	25	—	25
Net income	—	—	—	—	—	7,379	7,379
Balance, March 31, 2025	49,369,749	$493	(122,608)	$(448)	$259,456	$(184,826)	$74,675

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2023	29,213,627	$290	(122,608)	$(448)	$149,931	$(137,028)	$12,745
Options exercised	146,964	1	—	—	225	—	226
Stock-based compensation	—	—	—	—	1,030	—	1,030
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	13	—	13
Sale of common stock through at-the-market offerings, net of issuance costs	109,485	1			185		186
Net loss	—	—	—	—	—	(8,221)	(8,221)
Balance, March 31, 2024	29,470,076	$292	(122,608)	$(448)	$151,384	$(145,249)	$5,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$7,379	$(8,221)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	245	251
Non-cash stock compensation expense	314	1,043
Non-cash lease expense	74	65
Non-cash interest expense	34	30
Change in fair value of warrant liability	(14,881)	(7)
Accretion of debt discount	44	83
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	167	(39)
Other assets	5	14
Accounts payable	507	50
Accrued expenses	(2,368)	(1,584)
Lease liability	(136)	(123)
Net cash used in operating activities	(8,616)	(8,438)
Cash Flows from Investing Activities:
Purchase of fixed assets	(3)	(7)
Net cash used in investing activities	(3)	(7)
Cash Flows from Financing Activities:
Proceeds from option exercises	246	226
Proceeds from sale of common stock, net of issuance costs	384	186
Principal payments on term loan	(2,500)	(1,667)
Net cash used in financing activities	(1,870)	(1,255)
Net decrease in cash, cash equivalents and restricted cash	(10,489)	(9,700)
Cash, cash equivalents and restricted cash at beginning of period	102,920	35,679
Cash, cash equivalents and restricted cash at end of period	$92,431	$25,979
Supplemental cash flow information:
Cash paid for interest	$252	$549
Supplemental disclosures of non-cash information:
Issuance costs in accounts payable and accrued expenses	$(25)	$—
Capital expenditures in accounts payable and accrued expenses	$16	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Candel Therapeutics, Inc., formerly known as Advantagene, Inc. (the Company), is a clinical stage biopharmaceutical company that was incorporated in Delaware in June 2003. On November 30, 2020, the Company changed its name to Candel Therapeutics, Inc. The Company is focused on developing off-the-shelf viral immunotherapies that elicit an individualized, systemic anti-tumor immune response to help patients fight cancer. The Company’s engineered viruses are designed to induce immunogenic cell death through direct viral-mediated cytotoxicity in cancer cells, thus releasing tumor neo-antigens and creating a pro-inflammatory microenvironment at the site of injection. This is intended to lead to in-situ immunization against the injected tumor and uninjected distant metastases. The Company has established two off-the-shelf viral immunotherapy platforms and its two product candidates, CAN-2409 and CAN-3110, are in clinical trials for a number of tumor types. Additionally, the Company and the University of Pennsylvania (UPenn) are collaborating to study the impact of novel viral immunotherapies based on Candel's propriety enLIGHTEN™ Discovery Platform, a systematic, iterative herpes simplex virus based platform leveraging human biology and advanced analytics, to strengthen the effects of UPenn's investigational CAR-T cell therapies in solid tumors.

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

Since inception, the Company has funded its operations primarily with proceeds from the sale of its convertible notes and capital stock and from debt borrowings. The Company has incurred recurring losses since its inception. The Company had net income of $7.4 million and a net loss of $8.2 million for the three months ended March 31, 2025 and 2024, respectively. In addition, as of March 31, 2025, the Company had an accumulated deficit of $184.8 million. The Company expects to continue to generate operating losses and negative cash flows from operations for the foreseeable future.

On August 5, 2022, the Company filed a shelf registration statement on Form S-3 (as amended to date, the Shelf) with the U.S. Securities and Exchange Commission (SEC), which covers the offering, issuance, and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the ATM Program). The Shelf was declared effective by the SEC on August 12, 2022. As of March 31, 2025, the Company sold and issued 2,976,391 shares of common stock under the ATM Program, with total net proceeds of $16.2 million. Subsequent to March 31, 2025 and through May 5, 2025, the Company sold and issued 833,011 additional shares of common stock under the ATM Program, with total net proceeds of $4.0 million.

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

The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. The Company believes that existing resources will fund planned operations for at least 12 months from the issuance date of these condensed consolidated financial statements.

Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (FASB). The FASB sets generally accepted accounting principles (GAAP) that the Company follows to ensure its financial condition, results of operations, and cash flows are consistently reported. References to GAAP issued by the FASB in these notes to the condensed consolidated financial statements are to the FASB Accounting Standards Codification (ASC).

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K on file with the SEC.

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

Restricted Cash

The Company had $0.3 million of restricted cash as of both March 31, 2025 and December 31, 2024, which represents cash held as a security deposit under the terms of the Company’s Needham, Massachusetts facility lease.

Recently Adopted Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which amends guidance in ASC 280, Segment Reporting. The amendments in this ASU expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment, among other disclosure requirements. The ASU’s amendments are effective for public business entities for interim periods beginning after December 15, 2024. The Company adopted ASU 2023-07 on an interim basis beginning on January 1, 2025 (see Note 16).

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	FAIR VALUE MEASUREMENTS AS OF MARCH 31, 2025 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	6,837	6,837
Total	$—	$—	$6,837	$6,837

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2024 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	21,718	21,718
Total	$—	$—	$21,718	$21,718

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined by Level 3 inputs (in thousands):

SERIES B WARRANT LIABILITY
Balance at December 31, 2024	$21,718
Change in fair value	(14,881)
Balance at March 31, 2025	$6,837

The carrying value of cash equivalents (considered as Level 1 measurements) approximates the fair value due to the short-term nature of these assets.

4. Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	MARCH 31, 2025	DECEMBER 31, 2024
Laboratory equipment	$1,221	$1,219
Manufacturing equipment	695	695
Furniture and fixtures	159	159
Networking and computer equipment	101	85
Leasehold improvements	3,109	3,109
Total fixed assets	$5,285	$5,267
Less: accumulated depreciation	(3,320)	(3,076)
Fixed assets, net	$1,965	$2,191

Depreciation expense was $0.2 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	MARCH 31, 2025	DECEMBER 31, 2024
Payroll and employee related expenses	$1,019	$3,038
Professional fees	907	920
Third-party research and development expenses	482	765
Other	312	390
	$2,720	$5,113

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

During the three months ended March 31, 2025 and 2024, the Company recorded interest expense relating to the Loan Agreement of $0.3 million and $0.6 million, respectively. The weighted average effective interest rate as of March 31, 2025 was 11.77%.

The Company incurred $89,000 of debt issuance costs and will incur a $0.9 million final payment fee, which were recorded as debt discount and are being amortized over the term of the Loan Agreement. The scheduled principal payments and net carrying amount of the term loan are as follows (in thousands):

YEAR ENDING DECEMBER 31,
2025 (remaining nine months)	$7,500
2026	833
Total principal	8,333
Final payment fee	900
Less: debt discount	(989)
Accretion of debt discount	928
Net carrying amount	$9,172

The carrying value of the Company's term loan approximates fair value.

7. Other Long-Term Debt

Periphagen Note

On December 9, 2019, the Company entered into a series of asset purchase agreements with Periphagen, Inc. (Periphagen), a biopharmaceutical company focused on the development of gene therapy vectors. Under the terms of the asset purchase agreements, the Company assumed a $1.0 million promissory note (the Periphagen Note) bearing a contractual interest rate of 2% compounded annually, with the outstanding balance and accrued interest due upon maturity in November 2027, with no interim installments due. The estimated market rate for the Company for an unsecured loan with a maturity in November 2027 was determined to be 15.83% as of December 9, 2019. Although the Company does not have a public credit rating, management estimates a CCC credit rating based on the Company’s financial position and stage of development. Using the commensurate rate for a CCC rated company and based on the amount due at maturity, the present value of the future cash outflow was determined to be $0.4 million at the transaction date. As of March 31, 2025, the carrying value of the note is $0.9 million. The carrying value of the note approximates fair value. Upon maturity, the Company will pay Periphagen $1.4 million for the outstanding balance and accrued interest due.

8. Lease

On February 4, 2019, the Company signed a lease agreement for its corporate headquarters at 117 Kendrick Street in Needham, Massachusetts. The facility consists of a 15,197 square foot property which houses the corporate, clinical, laboratory and manufacturing operations for the Company. The lease term ends on August 31, 2026.

For each of the three months ended March 31, 2025 and 2024, the Company recorded $90,000 of operating lease cost, and for the three months ended March 31, 2025 and 2024, the Company recorded $40,000 and $38,000, respectively, of variable lease cost. The total lease expense for each of the three months ended March 31, 2025 and 2024 was $0.1 million.

Cash paid for amounts included in the lease liability for the three months ended March 31, 2025 and 2024 was $0.2 million and $0.1 million, respectively.

	THREE MONTHS ENDED MARCH 31,
Other Information	2025	2024
Operating cash flows used for operating leases (in thousands)	$152	$148
Weighted-average remaining lease term (years)	1.4	2.4
Weighted-average incremental borrowing rate	7.02%	7.02%

The future lease payments under non-cancelable leases at March 31, 2025, are as follows (in thousands):

2025	$461
2026	415
Total future lease payments	876
Less: imputed interest	(39)
Total lease liability	$837

9. Common Stock

Common Stock

Common shares are voting and dividends may be paid when, as and if declared by the board of directors.

Common Stock Reserved

The Company has reserved the following shares of common stock for future issuance as of:

	MARCH 31, 2025	DECEMBER 31, 2024

Stock options outstanding	5,919,192	4,486,181
Unvested restricted stock	—	330,779
Shares available for future grant under stock option plan	2,329,431	2,008,379
Warrants	7,507,708	7,507,708
Pre-funded warrants	1,383,334	3,333,333
	17,139,665	17,666,380

Shelf Registration and At-the-Market Offerings

On August 5, 2022, the Company filed the Shelf with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf. The Shelf was declared effective by the SEC on August 12, 2022. As of March 31, 2025, the Company sold and issued 2,976,391 shares of common stock under the ATM Program, with total net proceeds of $16.2 million. Subsequent to March 31, 2025 and through May 5, 2025, the Company sold and issued 833,011 additional shares of common stock under the ATM Program, with total net proceeds of $4.0 million.

10. Warrants

The Company has the following warrants outstanding for the purchase of common stock as of March 31, 2025 and December 31, 2024 (except for the Pre-Funded Warrants, which had 3,333,333 shares of common stock subject to warrants outstanding as of December 31, 2024):

WARRANTS	SHARES OF COMMON STOCK SUBJECT TO WARRANTS	EXERCISE PRICE PER SHARE	EXPIRATION DATES
Series B Warrants	3,672,484	$6.81	November 2025
Conditional Series B Warrants	3,672,484	$6.81	November 2025
NC Ohio Trust	162,740	$1.46	March 2029
Pre-Funded Warrants	1,383,334	$0.01	No expiration

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

On June 24, 2021, the Company’s board of directors approved and on July 14, 2021 the stockholders approved, effective upon the closing of the Company’s initial public offering (IPO), an amendment to the terms of the Series B Warrants and the Conditional Series B Warrants to extend the expiration date from November 2023 to November 2025. In addition, the exercise period for the Conditional Series B Warrants was amended such that in the event the future financing milestones or certain share price targets described above are achieved, the Conditional Series B Warrants can only be exercised in conjunction with the sale of the Company, on a cash or cashless exercise basis, or otherwise in November 2025 through a cashless exercise.

The Company recorded the Series B Warrants as a component of stockholder’s equity at the time of issuance at their estimated fair value of $2.1 million and recorded the Conditional Series B Warrants as a liability on the condensed consolidated balance sheet as the number of shares used to calculate the settlement is not a fixed number of shares. The Conditional Series B Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss). The Company will continue to recognize changes in the fair value of the Conditional Series B Warrants until each Conditional Series B Warrant is exercised, expires or qualifies for equity classification. The warrant liability fair value was $6.8 million and $21.7 million as of March 31, 2025 and December 31, 2024, respectively.

NC Ohio Trust Warrants

On March 20, 2019, the Company established the NC Incorporated Ohio Trust, an irrevocable trust funded by the Company. The beneficiary in the trust agreement has provided past services to the Company for more than 15 years and is a non-employee. The warrant provides the beneficiary the right to purchase 162,740 shares of the Company’s common stock, $0.01 par value at an exercise price of $1.46 per share, subject to adjustments as specified in the warrant agreement. The Company recognizes the warrants as compensation expense within the condensed consolidated statements of operations and comprehensive income (loss) when the warrants are granted or at the service inception date if the service inception date precedes the grant date. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value previously used at the service inception date or subsequent reporting dates. As of March 31, 2025 and December 31, 2024, a grant date was not established as there was not a mutual understanding of key terms. The Company remeasures the fair value of the award at each reporting date, as the service date preceded the grant date. The value of the warrants for 162,740 shares of common stock was $0.8 million and $1.3 million as of March 31, 2025 and December 31, 2024, respectively, and was recorded as stock compensation expense within research and development expense and a credit to stockholders’ equity in the condensed consolidated financial statements.

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

During the three months ended March 31, 2025, 1,947,192 shares of common stock were issued upon exercise of pre-funded warrants. As of March 31, 2025, 1,383,334 shares of our common stock were reserved for issuance upon exercise of pre-funded warrants.

11. Stock Options, Restricted Stock and Stock-Based Compensation

Equity Incentive Plans

The Company’s 2015 Stock Plan, as amended, (the 2015 Plan) provides for the Company to sell or issue common shares or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. The 2015 Plan is administered by the board of directors and exercise prices, vesting and other restrictions are determined at its discretion. All stock option grants are non-statutory stock options except option grants to employees intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant, as determined in good faith by the board of directors at its sole discretion. Nonqualified stock options may be granted at an exercise price established by the board of directors at its sole discretion and the vesting periods may vary. Vesting periods are generally four years and are determined by the board of directors. Stock options become exercisable as they vest. Options granted under the 2015 Plan expire no more than ten years from the date of grant. As of March 31, 2025, there are no shares available for grants under the 2015 Plan and the 2015 Plan continues to govern the terms and conditions of the outstanding awards under the 2015 Plan.

On July 14, 2021, the Company’s 2021 Equity Incentive Plan (the 2021 Plan) was approved by the Company’s stockholders, and became effective upon completion of the IPO and serves as the successor to the 2015 Plan. 8,544,023 shares of common stock are reserved under the 2021 Plan, of which 2,329,431 shares remain available for future grants as of March 31, 2025.

Stock Options

Stock option activity is summarized as follows:

	NUMBER OF STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2024	4,486,181	$2.54	6.61	$27,599
Granted	1,619,650	8.48
Exercised	(118,356)	2.08
Cancelled, forfeited or expired	(68,283)	6.15
Outstanding as of March 31, 2025	5,919,192	$4.13	7.24	$13,851
Exercisable as of March 31, 2025	3,549,179	$2.48	5.90	$11,692
Unvested as of March 31, 2025	2,370,013	$6.61	9.25	$2,159

The 2015 Plan, permits participants to use common stock they previously acquired to pay for the exercise of stock options based upon the fair value on the date of exercise. In connection with the exercise of stock options to purchase 306,518 shares of our common stock at an exercise price of $1.46, option holders tendered 122,608 shares of our common stock previously acquired in consideration of the full aggregate exercise price in accordance with the terms of the option and the 2015 Plan. The shares tendered are recorded as treasury stock within the Company’s condensed consolidated financial statements at March 31, 2025.

The fair value of stock options granted was estimated on the grant date using the Black-Scholes option pricing model based on the following range of assumptions:

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Expected option life (years)	5.67 - 6.08	6.08
Risk-free interest rate	4.03% - 4.52%	4.21% - 4.27%
Expected volatility	118.46% - 119.98%	99.30% - 99.45%
Expected dividend yield	0%	0%

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The total intrinsic value of stock options exercised during the three months ended March 31, 2025 and 2024 was $0.4 million and zero, respectively.

Restricted Stock Units

Under the terms of the restricted stock unit agreements covering the common stock, shares of common stock related to restricted stock units are subject to time-based vesting. The restricted stock units will immediately be forfeited to the Company if the relationship between the recipient and the Company ceases.

Restricted stock activity is summarized as follows:

	NUMBER OF SHARES OPTIONS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Unvested at December 31, 2024	330,779	$0.98
Granted	—	—
Vested	(330,779)	0.98
Forfeited	—	—
Unvested at March 31, 2025	—	$—

The aggregate fair value of restricted stock units that vested during the three months ended March 31, 2025 and 2024 was $1.9 million and zero, respectively.

Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2025 and 2024 was classified in the condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Research and development	$(126)	$553
General and administrative	440	490
Total stock-based compensation expense	$314	$1,043

As of March 31, 2025, total unrecognized compensation cost related to the unvested stock-based awards was $12.7 million, which is expected to be recognized over a weighted average period of 3.18 years.

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

13. Technology License Agreement

On January 20, 2018 the Company entered into an exclusive option agreement (Option Agreement) with MGB. Pursuant to the Option Agreement, the Company has obtained the exclusive right from MGB to negotiate an exclusive license to make, develop and commercialize rQNestin, a genetically modified oncolytic herpes simplex virus for the treatment of certain types of cancers. Pursuant to the Option Agreement, the Company will support a clinical trial to be conducted at MGB pursuant to the terms of a clinical trial agreement to be negotiated and the Company has committed to remitting $0.8 million in support of such clinical trial over the course of approximately three years. Upon execution of the Option Agreement, the Company remitted a non-refundable fee of $40,000 to MGB to be applied toward the Company’s on-going obligations to reimburse patent expenses. During each of the three months ended March 31, 2025 and 2024, the Company did not expense any startup and patient fees for clinical trials performed by MGB.

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

As of March 31, 2025, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

15. Net Income (Loss) Per Share

Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders was computed by dividing net income (loss) by the weighted-average common shares outstanding for the period, including the pre-funded warrants given their nominal exercise price (in thousands, except share and per share data). Diluted net income (loss) per share attributable to common stockholders was computed by dividing net income (loss) by the weighted-average common shares outstanding and potentially dilutive shares for the period (in thousands, except share and per share data):

	THREE MONTHS ENDED MARCH 31,
Numerator:	2025	2024
Net income (loss)	$7,379	$(8,221)
Denominator:
Weighted-average shares of common stock outstanding, basic	50,482,278	29,197,537
Net income (loss) per share, basic	$0.15	$(0.28)
Add potentially dilutive shares:
Dilutive effect of outstanding stock options (as converted to common stock)	2,926,490	-
Dilutive effect of outstanding warrants for common stock	1,357,074	-
Weighted-average shares of common stock outstanding, diluted	54,765,842	29,197,537
Net income (loss) per share, diluted	$0.13	$(0.28)

The Company’s potentially dilutive securities have been excluded from the computation of dilutive net loss per share for the three months ended March 31, 2024, as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential shares of common stock from the computation of diluted net income (loss) per share because including them would have had an anti-dilutive effect.

AS OF MARCH 31,
2024
Outstanding warrants for common stock	7,507,708
Outstanding stock options (as converted to common stock)	5,112,673
Unvested restricted stock	2,306,889
14,927,270

16. Segment Reporting

The Company operates in one business segment, which includes all activities related to the discovery, development, and potential commercialization of off-the-shelf viral immunotherapies that help patients fight cancer. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (CODM). The Company’s CODM is its Chief Executive Officer, who reviews and evaluates consolidated net income (loss) for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

In addition to the significant expense categories included within consolidated net income (loss) presented on the Company's condensed consolidated statements of operations and comprehensive income (loss), see below for disaggregated amounts that comprise research and development and general and administrative expenses:

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Operating expenses:
Research and development:
Employee-related	$2,152	$2,728
Clinical development	1,245	826
Facility and equipment costs	378	377
Pre-clinical research	117	52
Other research and development segment expenses	124	119
Total research and development	4,016	4,102
General and administrative:
Professional and consulting fees	1,934	1,668
Employee-related	1,716	1,639
Other general and administrative segment expenses (1)	464	493
Total general and administrative	4,114	3,800
Total operating expenses	8,130	7,902
Loss from operations	(8,130)	(7,902)
Interest income	934	320
Interest expense	(306)	(646)
Change in fair value of warrant liability	14,881	7
Net income (loss)	$7,379	$(8,221)

(1) Other general and administrative segment expenses primarily consist of insurance, occupancy, and information technology costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (Form 10-Q). Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk factors” in this Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described below.

Overview

We are a clinical stage biopharmaceutical company focused on developing off-the-shelf viral immunotherapies that elicit an individualized, systemic anti-tumor immune response to help patients fight cancer. Our engineered viruses are designed to induce a systemic anti-tumor response due to induction of immunogenic cell death within the tumor microenvironment, thus releasing tumor neo-antigens and creating a pro-inflammatory microenvironment at the site of injection. This is intended to lead to in-situ immunization against the injected tumor and uninjected distant metastases. Our biological multimodal immunotherapy approach utilizes intratumoral administration of genetically engineered viruses to induce tumor cell death and elicit a systemic anti-tumor response. Local delivery enables us to achieve these effects while aiming to minimize systemic toxicity. The immune cells induced by these viral immunotherapies are believed to target patients’ specific tumor antigens, potentially improving responses in immunologically “hot” tumors while at the same time infiltrating the tumor microenvironment, transforming non-inflamed “cold” tumors with limited immune response into “hot” tumors. While our product candidates are administered directly into the tumor, we have observed systemic immune response in our preclinical studies and clinical trials that may indicate the potential of our product candidates to induce systemic immune response against distal, uninjected tumors, also known as an “abscopal” effect.

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

Our most advanced product candidate, CAN-2409 (aglatimagene besadenovec), is an off-the-shelf adenovirus product candidate which is administered in conjunction with the prodrug valacyclovir, that has generated promising clinical activity across a range of solid tumor indications. CAN-2409 is being studied in the following ongoing clinical trials:

•
Prostate Cancer
o
A pivotal phase 3 randomized, double-blind, placebo-controlled clinical trial in the United States under a Special Protocol Assessment (SPA) with the U.S. Food and Drug Administration (FDA) evaluating patients with newly diagnosed, localized prostate cancer who have an intermediate or high-risk for progression. The FDA previously granted Fast Track Designation for the use of CAN-2409 for the treatment of localized, primary prostate cancer in combination with radiation therapy to improve the local control rate. We completed enrollment of this trial in September 2021. The primary goal of curative treatment for localized prostate cancer is complete tumor eradication, as outlined by National Comprehensive Cancer Network (NCCN) guidelines. However, up to 30% of intermediate-to-high-risk patients experience recurrence despite radical therapy, and salvage treatments often carry significant side effects and limited efficacy. Recurrence beyond two years post-treatment is strongly linked to higher rates of metastasis and prostate cancer-specific mortality after prolonged follow up (~10 years). Studies also show that patients prioritize the perception of being cancer-free and are often willing to risk long-term complications to achieve this. Fear of recurrence remains prevalent, especially after biochemical failure (Hoffman RM et al. Cancer 2003;97:1653-62 ; Jayadevappa R et al. J Clin Oncol 2019;37:964-73 ; Nilsson R et al. Eur Urol Open Sci 2021;25:44-51). Therefore, this study aimed to assess whether adding CAN-2409 plus valacyclovir to standard of care (SoC) radiotherapy could improve disease-free survival (DFS) in patients pursuing curative treatment—a primary endpoint established in the SPA with the FDA.
▪
In December 2024, we announced positive topline data from our phase 3 clinical trial. This randomized, double-blind, placebo-controlled, multicenter clinical trial enrolled 745 patients (intent to treat population (ITT)) to evaluate the effectiveness and safety of CAN-2409 plus prodrug (valacyclovir) viral immunotherapy in combination with SoC external beam radiation therapy to improve DFS in patients with intermediate-to-high-risk, localized prostate cancer. Patients were randomized 2:1 (496 in CAN-2409+prodrug and 249 in placebo (PBO) +prodrug). Both arms received standard of care external beam radiation therapy (EBRT) +/- short course androgen deprivation therapy (ADT) (<6 months) and were stratified by NCCN risk group and ADT use. Three intraprostatic injections of CAN-2409 (5x10 11vp/2mL) or PBO were administered, each followed by 14 days of prodrug.
▪
The study met its primary endpoint, demonstrating a statistically significant improvement in DFS compared to the control arm. Key topline results include:
•
Statistically significant improvement in DFS for CAN-2409 plus radiation therapy (n=496) vs. radiation therapy alone (n=249). Treatment with CAN-2409 reduced the risk of prostate cancer recurrence or death by 30%. Median DFS was not reached for the CAN-2409 treatment arm vs. 86.1 months in the PBO arm (p=0.0155, HR 0.7, 95% CI 0.52 to 0.94)
•
Prostate cancer specific DFS (exclusion of non-prostate cancer related deaths) demonstrated a greater effect with a 38% decreased risk in the CAN-2409 arm vs. PBO (p=0.0046; HR 0.62, 95% CI 0.44 to 0.87)
•
DFS improvement was observed both in patients receiving short-term ADT and in patients not receiving ADT
•
Significant increase in the proportion of patients achieving a prostate-specific antigen (PSA) nadir (<0.2 ng/ml) was observed in the CAN-2409 arm compared to the placebo control arm (67.1% vs. 58.6%, respectively; p=0.0164)
•
CAN-2409 induced 80.4% pathological complete responses in the 2-year post-treatment biopsies compared to 63.6% observed in the control arm (p=0.0015)
▪
The median follow-up time for the recruited population was 50.3 months. The primary outcome measure, DFS, included the evaluation of post-treatment biopsies, performed at two years from the end of radiation, for the presence of tumor recurrence. Local or systemic recurrence and death from any cause were also part of the primary endpoint.
▪
CAN-2409 was generally well tolerated. The most common CAN-2409-related adverse events were flu-like symptoms, fever and chills, which were generally mild to moderate in severity and self-limited.
▪
Based on these results, we anticipate submitting a biologics license application for CAN-2409 in the fourth quarter of 2026.
o
A phase 2 randomized, double blind, placebo-controlled clinical trial in the United States evaluating patients with low-to-intermediate risk, localized prostate cancer undergoing active surveillance. We completed enrollment of this trial in May 2019.
▪
In December 2024, we reported that this phase 2b clinical trial of CAN-2409 monotherapy in 190 patients with low-to-intermediate risk localized prostate cancer undergoing active surveillance showed improvement in time to radical treatment and the percentage of patients achieving negative (prostate cancer-free) biopsies at 1-year post-treatment. However, these differences did not reach statistical significance, which might be explained by the fact that the study was not statistically powered for the primary endpoint (progression-free survival), that patients received only 2 administrations of CAN-2409 rather than 3 as used in the phase 3 clinical trial described above, and/or that patients did not receive radiotherapy (preclinical models of prostate cancer have shown synergy between CAN-2409 and radiotherapy in this specific indication). CAN-2409 was generally well tolerated. The most common CAN-2409-related adverse events were flu-like symptoms, fever and chills, which were generally mild to moderate in severity and self-limited.
•
Non-Small Cell Lung Cancer (NSCLC)
o
An open-label phase 2a clinical trial in the United States evaluating CAN-2409 plus valacyclovir in combination with continued PD-(L)1 checkpoint inhibitors in patients with stage III/IV NSCLC who have inadequate response to front line PD-(L)1 checkpoint inhibitor treatments. In April 2023, we announced that the FDA granted Fast Track Designation for CAN-2409 plus valacyclovir in combination with pembrolizumab in order to improve survival or delay progression in patients with stage III (not candidates for curative intent) or stage IV NSCLC, who are resistant to first line PD-(L)1 inhibitor therapy and who do not have activating molecular driver mutations or have progressed on directed molecular therapy. These patients historically have had an expected median overall survival (mOS) of <12 months when treated with SoC chemotherapy (Reckamp K et al. J Clin Onc 2022;40:2295-2306). The aim of the CAN-2409 immunotherapy antitumor strategy is to improve overall survival beyond the median of 12 months in patients treated with two CAN-2409 injections and raise the long tail of survival.
o
In March 2025, we announced final survival data from this phase 2a clinical trial of CAN-2409 in NSCLC:

▪
In patients with an inadequate response to immune checkpoint inhibitor (ICI) treatment (Cohort 1+2, n=46), mOS was 24.5 months.
▪
In patients with progressive disease, despite ICI treatment (Cohort 2, n=41), mOS was 21.5 months, which is markedly longer than the 9.8–11.8 months of survival reported in published literature in a similar patient population receiving standard of care of docetaxel chemotherapy (Paz-Ares LG et al, J Clin Oncol 2024;42:2860-2872 ; Ahn MJ et al, J Clin Onc 2024;43:260-272).
▪
37% of patients with progressive disease at enrollment were still alive > 24 months after CAN-2409 treatment at the time of the March 3, 2025 data cut, suggesting a long tail of survival. 14/15 patients with overall survival > 24 months and 9/9 patients with overall survival > 30 months had non-squamous NSCLC.
▪
In patients with non-squamous NSCLC and progressive disease despite ICI (cohort 2, n=33), observed mOS was 25.4 months after CAN-2409 treatment.
▪
CAN-2409 continued to exhibit a generally favorable safety and tolerability profile during the extended follow-up period.
▪
Based on these positive findings, the Company will advance the enabling work for a potentially registrational clinical trial of CAN-2409 in non-squamous NSCLC with progressive disease despite ICI.
•
Pancreatic Cancer
o
We conducted a randomized phase 2a clinical trial in the United States and Mexico evaluating the activity of CAN-2409 in borderline resectable pancreatic ductal adenocarcinoma (PDAC). In December 2023, we announced that the FDA granted Fast Track Designation for CAN-2409 plus valacyclovir for the treatment of patients with PDAC to improve overall survival. In April 2024, we announced updated positive overall survival data and also announced that the FDA has granted Orphan Drug Designation for CAN-2409 for the treatment of PDAC.
o
In February 2025, we announced the final analysis of this phase 2a clinical trial of CAN-2409 in borderline resectable PDAC:
▪
Estimated median overall survival after enrollment was 31.4 months in the CAN-2409 group versus only 12.5 months in the control group.
▪
Importantly, 3 out of 7 patients who received CAN-2409 were still alive at the time of data cut-off (February 20, 2025) with survival of 66.0, 63.6, and 35.8 months, respectively, after enrollment; survival from the time of diagnosis was 73.5, 68.8 and 41.3 months, respectively, for these patients. In contrast, only one out of 6 patients randomized to SoC chemotherapy arm remained alive at the data cutoff; histologic analysis at resection showed intraepithelial neoplasia associated with improved prognosis in this patient.
▪
Median post-progression survival was 21.2 months in CAN-2409 patients (vs. 6.4 months in the control arm).
▪
Based on these promising findings, the Company will advance the enabling work for a potentially registrational clinical trial of CAN-2409 in borderline resectable PDAC.

Our lead HSV-based product candidate, CAN-3110, is currently being evaluated in an ongoing investigator-sponsored phase 1b clinical trial in our initial target indication of recurrent high-grade glioma (HGG). Patients recruited in this study have previously failed SoC treatment and have a poor prognosis (expected overall survival < 6-9 months). In February 2024, we announced that the FDA granted Fast Track Designation for CAN-3110 for the treatment of patients with recurrent HGG to improve overall survival. In May 2024, we also announced that the FDA granted Orphan Drug Designation for CAN-3110 for the treatment of recurrent HGG.

In October 2023, we published an article in Nature that reported extended overall survival associated with immune activation in patients with recurrent HGG treated with CAN-3110. Notably, new data reported an increased survival in the 66% of patients with positivity for anti-HSV1 antibodies (mOS of 14.2 months). Immune status was positively associated with survival both in patients with pre-existing HSV1 antibodies (pre-treatment) and in 33% of patients who, while negative at baseline, developed anti-HSV1 antibodies after a single injection of CAN-3110. Clinical responses were observed in both injected and uninjected lesions in patients with multifocal disease. Significant tumor responses were observed in both arm A and arm B of this study, with continued reduction in tumor volume in a patient in arm B approximately one year after CAN-3110 treatment. Clinical response for this patient continues as of February 2025 without additional treatment. Analysis of post-treatment samples demonstrated evidence of persistent HSV antigen expression and replication in both injected and uninjected tumor tissue associated with CD8+ T cell infiltration. The extent of immune activation, measured by gene profiling and quantification of immune cells in post-treatment specimens, was associated with the presence of anti-HSV1 antibodies and survival. Survival was also associated with the diversity of the T cell repertoire in circulating T cells, suggesting that patients who were able to mount a diverse immune response against the virus and tumor antigens released during the oncolytic process after CAN-3110 administration, had improved survival.

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

On August 5, 2022, we filed a shelf registration statement on Form S-3 (as amended, the Shelf) with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the ATM Program). The Shelf was declared effective by the SEC on August 12, 2022. As of May 5, 2025, we have sold and issued 3,809,402 shares of common stock under the ATM Program, with total net proceeds of $20.2 million. On December 16, 2024, we issued and sold 12,000,001 shares of common stock at a price to the public of $6.00 per share and pre-funded warrants to purchase up to an aggregate of 3,333,333 shares of common stock at a price to the public of $5.99 per pre-funded warrant to purchase one share of the common stock for aggregate gross proceeds of approximately $92.0 million (the 2024 Follow-On Offering). We received approximately $85.9 million in net proceeds from the 2024 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. During the three months ended March 31, 2025, 1,947,192 shares of common stock were issued upon the exercise of the pre-funded warrants. As of March 31, 2025, 1,383,334 shares of our common stock were reserved for issuance upon exercise of the pre-funded warrants.

Our cash and cash equivalents were $92.2 million as of March 31, 2025, which we believe will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027.

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

Ventagen. On March 1, 2014, we entered into an exclusive license agreement (the Ventagen Agreement) with Ventagen, a related party. The Ventagen Agreement provides Ventagen an exclusive license, with rights to grant sublicense (subject to certain terms and conditions) under any worldwide patent rights and know-how owned or controlled by us during the term of the Ventagen Agreement which cover applicable technology utilizing the delivery method of the herpes derived TK protein to tumors or other tissues via a viral vector (as further specified therein), to research, use, have used, import, have imported, export, have exported, offer for sale, have sold, sell, distribute and market certain products for the prevention or treatment of cancer in humans and any use in animals (or the Field of Use), or the Licensed Products, for commercial sale and distribution within Mexico, Belize, Guatemala, Honduras, El Salvador, Costa Rica, Nicaragua, Panama, Colombia and Bolivia. Ventagen is 49.5% owned by certain of our stockholders.

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
•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors, resulting from any future public health crisis, ongoing geopolitical conflicts and related global economic sanctions, or tariffs or other trade restrictions;
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

Change in Fair Value of Warrant Liability

In connection with the November 13, 2018 issuance of Series B preferred stock we issued warrants to the purchasers of the Series B preferred stock, to purchase up to 7,344,968 shares of our common stock with an exercise price of $6.81 per share. We also issued a warrant to the NC Incorporated Ohio Trust, an irrevocable trust funded by us, to purchase 162,740 shares of our common stock, $0.01 par value, at an exercise price of $1.46 per share, subject to adjustments as specified in the warrant agreement (the NC Ohio Warrants). Certain of those warrants are recorded as a liability on our balance sheet. The warrants recorded as a liability are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss). We will continue to recognize changes in the fair value of the warrants until they are exercised, expire or qualify for equity classification. The fair value of the warrants is determined based on significant inputs not observable in the market. The fair value of the warrants uses various valuation methods, including the Monte Carlo method, the option-pricing method, probability-weighted expected return and the hybrid method, all of which incorporate assumptions and estimates, to value the common stock warrants. The hybrid method is often used when a company is expecting a liquidity event in the near future and is a combination of the option-pricing and probability-weighted expected return methods. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares of common stock, risk-free interest rate, expected dividend yield, and the remaining contractual term of the warrants.

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

Realization of future tax benefits is dependent on many factors, including our ability to generate taxable income within the NOL period. Our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and certain tax credits. Management has considered our history of cumulative net losses incurred since inception, as well as our lack of product revenue since inception, and has determined that it is more likely than not that we will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at March 31, 2025 and December 31, 2024.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2025	2024	CHANGE
Operating expenses:
Research and development	$4,016	$4,102	$(86)
General and administrative	4,114	3,800	314
Total operating expenses	8,130	7,902	228
Loss from operations	(8,130)	(7,902)	(228)
Interest income	934	320	614
Interest expense	(306)	(646)	340
Change in fair value of warrant liability	14,881	7	14,874
Net income (loss)	$7,379	$(8,221)	$15,600

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	THREE MONTHS ENDED MARCH 31,		INCREASE
	2025	2024	(DECREASE)
Employee-related	$2,152	$2,728	$(576)
Clinical development	1,245	826	419
Depreciation of fixed assets	241	248	(7)
Occupancy	137	129	8
Pre-clinical research	117	52	65
Other	124	119	5
	$4,016	$4,102	$(86)

Research and development expenses decreased $0.1 million from $4.1 million for the three months ended March 31, 2024 to $4.0 million for the three months ended March 31, 2025. The decrease was primarily attributable to a $0.6 million decrease in employee-related expenses driven by a decrease in stock compensation, partially offset by a $0.4 million increase in clinical development costs driven by increased manufacturing costs for CAN-2409 programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	THREE MONTHS ENDED MARCH 31,		INCREASE
	2025	2024	(DECREASE)
Professional and consulting fees	$1,934	$1,668	$266
Employee-related	1,716	1,639	77
Insurance	265	321	(56)
Occupancy	54	45	9
Other	145	127	18
	$4,114	$3,800	$314

General and administrative expenses increased $0.3 million from $3.8 million for the three months ended March 31, 2024 to $4.1 million for the three months ended March 31, 2025. The increase was primarily attributable to a $0.3 million increase in professional and consulting fees.

Interest Income

Interest income was $0.9 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively, and primarily represents earnings on our cash equivalents. The increase in interest income is the result of interest being generated on a greater cash equivalents balance for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Interest Expense

Interest expense was $0.3 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively, and represents interest expense on our outstanding debt obligations. The decrease in interest expense is the result of a lower outstanding balance on the term loan payable to a bank for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Change in Fair Value of Warrant Liability

The change in fair value of our warrant liability was a decrease of $14.9 million for the three months ended March 31, 2025, compared to a decrease of $7,000 for the three months ended March 31, 2024. The change in fair value of the warrant liability is primarily driven by changes in the underlying value of our stock price.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials for our product candidates, developing our manufacturing capabilities which may include the cost of establishing a relationship with contract manufacturers to support commercial launch of our product candidate CAN-2409 and costs associated with equipping our laboratory and manufacturing facility to support clinical trials and commercialization and providing general and administrative support for our operations, including the cost associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. As of March 31, 2025, we had cash and cash equivalents of $92.2 million. Based on current plans and assumptions, we expect that our existing cash and cash equivalents will be sufficient to fund our current operating plan into the first quarter of 2027, including the expected completion of the final overall survival phase 2a data readouts in borderline resectable pancreatic ductal adenocarcinoma (PDAC), announced on February 25, 2025, and non-small cell lung cancer (NSCLC), announced on March 27, 2025, and the final overall survival readout for the ongoing phase 1b trial in recurrent high-grade glioma with CAN-3110 in the fourth quarter of 2025. We will require additional capital to further advance development of CAN-2409 in NSCLC and PDAC or of CAN-3110 beyond the current trials and to complete the clinical development of, or commercialize, any of our product candidates or programs.

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from government grants and proceeds from the sale of convertible notes, common stock, and our convertible preferred stock. As of March 31, 2025, we have raised approximately $271.5 million of gross proceeds from such transactions, including $15.6 million of government grants, $66.1 million from the sale of convertible preferred stock, $187.8 million from the sale of our common stock and accompanying pre-funded warrants, and $2.0 million from stock option exercises. Our cash and cash equivalents totaled $92.2 million as of March 31, 2025. We had $10.1 million of debt as of March 31, 2025. As of March 31, 2025, we have raised $16.2 million of net proceeds under our ATM Program (as defined below). Subsequent to March 31, 2025 and through May 5, 2025, we have raised an additional $4.0 million of net proceeds under our ATM Program.

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

The term loans bear interest at a floating rate per annum equal to the greater of (A) 5.75% and (B) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.50%. We are required to make monthly interest payments, and commencing on February 1, 2024, 24 consecutive installments of principal plus monthly payments of accrued interest. The term loans mature on January 1, 2026. Upon repayment in full of the term loans, we will be required to pay a final payment fee equal to 4.50% of the original principal amount of any funded term loan being repaid. The Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB term loans, subject to a prepayment premium of 1% to 3% based upon the timing of the prepayment. As of March 31, 2025, $9.2 million of indebtedness was outstanding under the Loan Agreement.

On August 5, 2022, we filed a shelf registration statement on Form S-3 (as amended, the Shelf) with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the ATM Program). The Shelf was declared effective by the SEC on August 12, 2022. As of May 5, 2025, we have sold and issued 3,809,402 shares of common stock under the ATM Program, with total net proceeds of $20.2 million.

In connection with the 2024 Follow-On Offering, we issued and sold 12,000,001 shares of common stock at a price to the public of $6.00 per share and pre-funded warrants to purchase up to an aggregate of 3,333,333 shares of common stock at a price to the public of $5.99 per pre-funded warrant to purchase one share of the common stock for aggregate gross proceeds of approximately $92.0 million. We received approximately $85.9 million in net proceeds from the 2024 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. During the three months ended March 31, 2025, 1,947,192 shares of common stock were issued upon exercise of the pre-funded warrants. As of March 31, 2025, 1,383,334 shares of our common stock were reserved for issuance upon exercise of the pre-funded warrants.

As of March 31, 2025, we had an accumulated deficit of $184.8 million and have not generated any product sales. We do not know when, or if, we will generate revenue from product sales. We will not generate significant revenue from product sales unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical and contract manufacturing costs, legal and other regulatory expenses, and general overhead costs. We expect that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to risks in the development of our products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Net cash used in operating activities	$(8,616)	$(8,438)
Net cash used in investing activities	(3)	(7)
Net cash used in financing activities	(1,870)	(1,255)
Net decrease in cash, cash equivalents and restricted cash	$(10,489)	$(9,700)

Cash Flows for the three months ended March 31, 2025 and 2024

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $8.6 million, consisting primarily of net income of $7.4 million and non-cash charges of $14.2 million, primarily related to the $14.9 million change in the fair value of our warrant liability and non-cash stock compensation. Net cash used in operating activities was also impacted by $1.8 million in changes in operating assets and liabilities, primarily driven by a decrease of $2.4 million in accrued expenses and partially offset by an increase of $0.5 million in accounts payable.

Net cash used in operating activities for the three months ended March 31, 2024 was $8.4 million, primarily consisting of a net loss of $8.2 million as we incurred expenses associated with our clinical programs, increased our headcount and incurred costs associated with operating as a public company. We had non-cash charges of $1.5 million primarily related to depreciation and non-cash stock compensation expense. Net cash used in operating activities was also impacted by $1.7 million in changes in operating assets and liabilities, primarily driven by a decrease of $1.6 million in accrued expenses.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 was $3,000 and consisted of the purchase of fixed assets.

Net cash used in investing activities for the three months ended March 31, 2024 was $7,000 and consisted of the purchase of fixed assets.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2025 was $1.9 million and consisted of $2.5 million of principal payments on our term loan with SVB, partially offset by $0.2 million of proceeds from option exercises and $0.4 million of net proceeds from the issuance of common stock under our ATM Program.

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

We believe that our existing cash and cash equivalents as of March 31, 2025, will enable us to fund our operating expenses and capital expense requirements into the first quarter of 2027. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Obligations and Commitments

Our primary contractual obligations are our facility lease, the Loan Agreement with SVB, and the Periphagen Note. The table below summarizes the contractual obligations that will become due as of March 31, 2025 (in thousands):

	PAYMENTS DUE BY PERIOD
	(in thousands)
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS
Operating lease obligation (1)	$876	$616	$260
Loan Agreement with SVB (2)	9,623	9,623	—
Periphagen Note (3)	1,352	—	1,352
Total	$11,851	$10,239	$1,612

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

During the three months ended March 31, 2025, there were no material changes to our critical accounting estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2024. For a full discussion of these estimates, see “Critical Accounting Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated under the laws of the State of Delaware in June 2003. Since inception, we have focused substantially all of our efforts and financial resources on raising capital and developing our initial product candidates. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors in private equity financings and from the proceeds of the sale of our common stock and accompanying pre-funded warrants. From our inception through March 31, 2025, we raised an aggregate of $253.9 million of gross proceeds from such transactions. In addition, in February 2022, we borrowed $20.0 million under the Loan Agreement with SVB. As of March 31, 2025, our cash and cash equivalents were $92.2 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $184.8 million as of March 31, 2025. For the three months ended March 31, 2025 and 2024, we reported net income of $7.4 million and a net loss of $8.2 million, respectively. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to do so in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

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
•
the changing and volatile U.S. and global economic environments, including as a result of any future public health crisis or changes in trade policy, tariffs or other trade restrictions;
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

Designation as a Breakthrough Therapy is within the discretion of the FDA, and the FDA has not granted Breakthrough Therapy Designation to any of our product candidates. In any event, the receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to product candidates developed and considered for approval that have not received Breakthrough Therapy Designation and does not assure ultimate approval by the FDA. In addition, the FDA may withdraw Breakthrough Therapy Designation at any time if it believes that the designation is no longer supported by data from our clinical development program. In addition, even if one or more of our product candidate indications qualify as Breakthrough Therapies, the FDA may later decide that the product no longer meets the conditions for qualification.

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

Currently, federal agencies in the United States are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development for the U.S. market could be impacted. Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business. The Trump administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA, the SEC and other agencies.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Among policy-makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. For more information on healthcare laws and regulations that may impact our company, see “Business – Health Reform” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors, and others in the medical community. Commercial success also will depend, in large part, on the coverage and reimbursement of our product candidates by third-party payors, including private insurance providers and government payors. For more information on healthcare laws and regulations that may impact our company, see “Business - Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Although we do not currently have any drugs on the market, if we begin commercializing our current or future product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any current or future product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our current or future product candidates for which we obtain marketing approval. For more information on healthcare laws and regulations that may impact our company, see “Business - Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We may use and integrate artificial intelligence into our business processes. Use of this technology presents risks and challenges that could affect our business. If we enable or use solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act (AI Act) entered into force on August 1, 2024, with most provisions becoming effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines. Likewise, in the U.S., several states, including Colorado and California, passed laws that will take effect in 2026, to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

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

We are subject to many federal and state healthcare laws, such as the federal Anti-Kickback Statute, the federal civil and criminal False Claims Acts, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992 (VHCA), HIPAA, the FCPA, the ACA and similar state laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws, and regulations pertaining to fraud and abuse, reimbursement programs, government procurement, and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. In the European Union, the data privacy laws are generally stricter than those which apply in the United States and include specific requirements for the collection of personal data of European Union persons or the transfer of personal data outside of the European Union to the United States to ensure that European Union standards of data privacy will be applied to such data. For more information, see “Business – Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

In both domestic and foreign markets, sales of our products will depend in part upon the availability of coverage and reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers, and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new therapeutic products when more established or lower cost therapeutic alternatives are already available or subsequently become available, even if our products are alone in a class. If reimbursement is not available, or is available only to limited levels, our product candidates may be competitively disadvantaged, and we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain a market share sufficient to realize a sufficient return on our or their investments. Alternatively, securing favorable reimbursement terms may require us to compromise pricing and prevent us from realizing an adequate margin over cost. For more information, see “Business – Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that may materially adversely affect your rights as a common stockholder. In August 2022, we filed a registration statement on Form S-3 (as amended, the Shelf) pursuant to which we may issue up to $75.0 million in shares of common stock in sales deemed to be “at-the-market offerings” (the ATM Program) as defined by the Securities Act of 1933, as amended (Securities Act), and up to $200.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. As of May 5, 2025, we have sold and issued 3,809,402 shares of common stock under the ATM Program, with total net proceeds of $20.2 million. Any sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause our stock price to decline.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of May 5, 2025, we had a total of 50,102,679 shares of common stock outstanding.

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

The existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 25.1% of our outstanding common stock with entities and persons affiliated with

PBM Capital Group, LLC (PBM Capital) beneficially owning approximately 17.1% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

We recorded the Series B Warrants as a component of stockholder’s equity at the time of issuance at their estimated fair value of $2.1 million and recorded the Conditional Series B Warrants as a liability on the condensed consolidated balance sheet because the number of shares used to calculate the settlement is not a fixed number of shares. The Conditional Series B Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss). We will continue to recognize changes in the fair value of the Conditional Series B Warrants until each Conditional Series B Warrant is exercised, expires or qualifies for equity classification.

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

In connection with the 2024 Follow-On Offering, in lieu of common stock to certain investors, we issued and sold pre-funded warrants to purchase 3,333,333 shares of our common stock. During the three months ended March 31, 2025, 1,947,192 shares of common stock were issued upon the exercise of pre-funded warrants. As of March 31, 2025, 1,383,334 shares of our common stock were reserved for issuance upon exercise of pre-funded warrants.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Candel Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2021).

3.2	Amended and Restated Bylaws of Candel Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2021).
3.3	Amendment to Amended and Restated Bylaws of Candel Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 30, 2024).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Candel Therapeutics, Inc.

Date: May 13, 2025	By:	/s/ Paul Peter Tak
Paul Peter Tak
President and Chief Executive Officer
(Principal executive officer)

Date: May 13, 2025	By:	/s/ Charles Schoch
Charles Schoch
Interim Chief Financial Officer (Principal financial officer and principal accounting officer)