Form 10-Q
period 2025-06-30
Candel Therapeutics, Inc.
filed 2025-08-14
CIK 1841387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, the registrant had 54,895,099 shares of common stock, $0.01 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Form 10-Q), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q may include, but are not limited to, statements about:

•
the timing and the success of preclinical studies and clinical trials of CAN-2409 (international non-proprietary name: aglatimagene besadenovec) and CAN-3110 (international non-proprietary name: linoserpaturev) and any other product candidates;
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

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Candel Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	JUNE 30, 2025 (Unaudited)	DECEMBER 31, 2024
Assets
Current assets:
Cash and cash equivalents	$100,687	$102,654
Prepaid expenses and other current assets	2,921	1,150
Total current assets	103,608	103,804
Fixed assets, net	1,658	2,191
Lease right of use assets	391	542
Restricted cash	266	266
Other assets	45	63
Total assets	$105,968	$106,866
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,953	$237
Accrued expenses	4,318	5,113
Current portion of term loan payable to a bank	6,704	9,895
Current portion of lease liability	594	566
Warrant liability	1,146	21,718
Total current liabilities	14,715	37,529
Term loan payable to a bank	—	1,733
Other long-term debt	939	870
Lease liability, net of current portion	104	407
Total liabilities	15,758	40,539
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued or outstanding at June 30, 2025 and December 31, 2024, respectively.	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at June 30, 2025 and December 31, 2024; 55,012,239 and 46,933,088 shares issued at June 30, 2025 and December 31, 2024, respectively; 54,889,631 and 46,810,480 shares outstanding at June 30, 2025 and December 31, 2024, respectively.	549	469
Treasury stock (at cost)	(448)	(448)
Additional paid-in capital	279,731	258,511
Accumulated deficit	(189,622)	(192,205)
Total stockholders’ equity	90,210	66,327
Total liabilities and stockholders’ equity	$105,968	$106,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$6,991	$4,979	$11,007	$9,081
General and administrative	4,186	3,592	8,300	7,392
Total operating expenses	11,177	8,571	19,307	16,473
Loss from operations	(11,177)	(8,571)	(19,307)	(16,473)
Other income (expense):
Interest income	926	240	1,860	560
Interest expense	(236)	(567)	(542)	(1,213)
Change in fair value of warrant liability	5,691	(13,339)	20,572	(13,332)
Total other income (expense), net	6,381	(13,666)	21,890	(13,985)
Net income (loss) and comprehensive income (loss)	$(4,796)	$(22,237)	$2,583	$(30,458)
Net income (loss) per share, basic	$(0.09)	$(0.74)	$0.05	$(1.03)
Weighted-average common shares outstanding, basic	51,489,929	29,878,210	50,988,887	29,537,874
Net income (loss) per share, diluted	$(0.09)	$(0.74)	$0.05	$(1.03)
Weighted-average common shares outstanding, diluted	51,489,929	29,878,210	53,369,582	29,537,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel ThErapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2024	46,933,088	$469	(122,608)	$(448)	$258,511	$(192,205)	$66,327
Options exercised	211,141	2	—	—	490	—	492
Stock-based compensation	—	—	—	—	1,947	—	1,947
Restricted stock unit vesting	330,779	3	—	—	(3)	—	—
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(583)	—	(583)
Sale of common stock through at-the-market offerings, net of issuance costs	987,772	10	—	—	5,028	—	5,038
Exercise of pre-funded warrants	3,328,064	33	—	—	(33)	—	—
Issuance costs related to common stock and accompanying pre-funded warrants in public offering	—	—	—	—	75	—	75
Issuance of common stock in registered direct offering, net of issuance costs of $0.7 million	3,221,395	32	—	—	14,299	—	14,331
Net income	—	—	—	—	—	2,583	2,583
Balance, June 30, 2025	55,012,239	$549	(122,608)	$(448)	$279,731	$(189,622)	$90,210

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, March 31, 2025	49,369,749	$493	(122,608)	$(448)	$259,456	$(184,826)	$74,675
Options exercised	92,785	1	—	—	244	—	245
Stock-based compensation	—	—	—	—	1,149	—	1,149
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(99)	—	(99)
Sale of common stock through at-the-market offerings, net of issuance costs	947,438	9	—	—	4,646	—	4,655
Exercise of pre-funded warrants	1,380,872	14	—	—	(14)	—	—
Issuance costs related to common stock and accompanying pre-funded warrants in public offering	—	—	—	—	50	—	50
Issuance of common stock in registered direct offering, net of issuance costs of $0.7 million	3,221,395	32	—	—	14,299	—	14,331
Net loss	—	—	—	—	—	(4,796)	(4,796)
Balance, June 30, 2025	55,012,239	$549	(122,608)	$(448)	$279,731	$(189,622)	$90,210

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
Balance, December 31, 2023	29,213,627	$290	(122,608)	$(448)	$149,931	$(137,028)	$12,745
Options exercised	684,873	7	—	—	1,209	—	1,216
Stock-based compensation	—	—	—	—	2,138	—	2,138
Restricted stock unit vesting	703,427	—	—	—	—	—	—
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	746	—	746
Sale of common stock through at-the-market offerings, net of issuance costs	584,890	6	—	—	3,635	—	3,641
Net loss	—	—	—	—	—	(30,458)	(30,458)
Balance, June 30, 2024	31,186,817	$303	(122,608)	$(448)	$157,659	$(167,486)	$(9,972)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
Balance, March 31, 2024	29,470,076	$292	(122,608)	$(448)	$151,384	$(145,249)	$5,979
Options exercised	537,909	6	—	—	984	—	990
Stock-based compensation	—	—	—	—	1,108	—	1,108
Restricted stock unit vesting	703,427	—	—	—	—	—	—
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	733	—	733
Sale of common stock through at-the-market offerings, net of issuance costs	475,405	5	—	—	3,450	—	3,455
Net loss	—	—	—	—	—	(22,237)	(22,237)
Balance, June 30, 2024	31,186,817	$303	(122,608)	$(448)	$157,659	$(167,486)	$(9,972)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$2,583	$(30,458)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	487	500
Impairment of fixed assets	82	—
Loss on the disposal of fixed assets	11	—
Non-cash stock compensation expense	1,364	2,884
Non-cash lease expense	151	132
Non-cash interest expense	69	59
Change in fair value of warrant liability	(20,572)	13,332
Accretion of debt discount	76	156
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,771)	103
Other assets	18	35
Accounts payable	1,513	11
Accrued expenses	(1,243)	(1,141)
Lease liability	(275)	(249)
Net cash used in operating activities	(17,507)	(14,636)
Cash Flows from Investing Activities:
Purchase of fixed assets	(34)	(13)
Net cash used in investing activities	(34)	(13)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock in registered direct offering	15,044	—
Proceeds from sale of common stock, net of issuance costs	5,038	3,641
Proceeds from option exercises	492	1,216
Principal payments on term loan	(5,000)	(4,167)
Net cash provided by financing activities	15,574	690
Net decrease in cash, cash equivalents and restricted cash	(1,967)	(13,959)
Cash, cash equivalents and restricted cash at beginning of period	102,920	35,679
Cash, cash equivalents and restricted cash at end of period	$100,953	$21,720
Supplemental cash flow information:
Cash paid for interest	$444	$1,041
Supplemental disclosures of non-cash information:
Issuance costs in accounts payable and accrued expenses	$638	$—
Capital expenditures in accounts payable and accrued expenses	$13	$—

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

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

Since inception, the Company has funded its operations primarily with proceeds from the sale of its convertible notes and capital stock and from debt borrowings. The Company had net income of $2.6 million and a net loss of $30.5 million for the six months ended June 30, 2025 and 2024, respectively. In addition, as of June 30, 2025, the Company had an accumulated deficit of $189.6 million. The Company expects to continue to generate operating losses and negative cash flows from operations for the foreseeable future.

On August 5, 2022, the Company filed a shelf registration statement on Form S-3 (as amended to date, the Shelf) with the U.S. Securities and Exchange Commission (SEC), which covers the offering, issuance, and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the ATM Program). The Shelf was declared effective by the SEC on August 12, 2022 and expired on August 12, 2025. As of June 30, 2025, the Company sold and issued 3,923,829 shares of common stock under the ATM Program, with total net proceeds of $20.9 million. Subsequent to June 30, 2025 and through August 5, 2025, the Company has not sold any additional shares of common stock under the ATM Program.

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

On June 25, 2025, the Company completed a registered direct offering of its common stock. The Company issued and sold 3,221,395 shares of common stock, at a price of $4.67 per share to purchasers including existing healthcare-focused institutional investors, executive officers, and directors of the Company. The aggregate gross proceeds before deducting estimated offering expenses payable by the Company were approximately $15.0 million.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statements of stockholders’ equity (deficit) for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K on file with the SEC.

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

Restricted Cash

The Company had $0.3 million of restricted cash as of both June 30, 2025 and December 31, 2024, which represents cash held as a security deposit under the terms of the Company’s Needham, Massachusetts facility lease.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	FAIR VALUE MEASUREMENTS AS OF JUNE 30, 2025 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	1,146	1,146
Total	$—	$—	$1,146	$1,146

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2024 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	21,718	21,718
Total	$—	$—	$21,718	$21,718

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined by Level 3 inputs (in thousands):

SERIES B WARRANT LIABILITY
Balance at December 31, 2024	$21,718
Change in fair value	(20,572)
Balance at June 30, 2025	$1,146

The carrying value of cash equivalents (considered as Level 1 measurements) approximates the fair value due to the short-term nature of these assets.

4. Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	JUNE 30, 2025	DECEMBER 31, 2024
Laboratory equipment	$1,208	$1,219
Manufacturing equipment	609	695
Furniture and fixtures	159	159
Networking and computer equipment	131	85
Leasehold improvements	3,109	3,109
Total fixed assets	$5,216	$5,267
Less: accumulated depreciation	(3,558)	(3,076)
Fixed assets, net	$1,658	$2,191

Depreciation expense was $0.2 million and $0.5 million for each of the three and six months ended June 30, 2025 and 2024, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	JUNE 30, 2025	DECEMBER 31, 2024
Payroll and employee related expenses	$1,933	$3,038
Professional fees	1,110	920
Third-party research and development expenses	1,009	765
Other	266	390
	$4,318	$5,113

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

During the three and six months ended June 30, 2025, the Company recorded interest expense relating to the Loan Agreement of $0.2 million and $0.5 million, respectively. During the three and six months ended June 30, 2024, the Company recorded interest expense relating to the Loan Agreement of $0.5 million and $1.2 million, respectively. The weighted average effective interest rate as of June 30, 2025 was 11.79%.

The Company incurred $89,000 of debt issuance costs and will incur a $0.9 million final payment fee, which were recorded as debt discount and are being amortized over the term of the Loan Agreement. The scheduled principal payments and net carrying amount of the term loan are as follows (in thousands):

YEAR ENDING DECEMBER 31,
2025 (remaining six months)	$5,000
2026	833
Total principal	5,833
Final payment fee	900
Less: debt discount	(989)
Accretion of debt discount	960
Net carrying amount	$6,704

The carrying value of the Company's term loan approximates fair value.

7. Other Long-Term Debt

Periphagen Note

On December 9, 2019, the Company entered into a series of asset purchase agreements with Periphagen, Inc. (Periphagen), a biopharmaceutical company focused on the development of gene therapy vectors. Under the terms of the asset purchase agreements, the Company assumed a $1.0 million promissory note (the Periphagen Note) bearing a contractual interest rate of 2% compounded annually, with the outstanding balance and accrued interest due upon maturity in November 2027, with no interim installments due. The estimated market rate for the Company for an unsecured loan with a maturity in November 2027 was determined to be 15.83% as of December 9, 2019. Although the Company does not have a public credit rating, management estimates a CCC credit rating based on the Company’s financial position and stage of development. Using the commensurate rate for a CCC rated company and based on the amount due at maturity, the present value of the future cash outflow was determined to be $0.4 million at the transaction date. As of June 30, 2025, the carrying value of the note is $0.9 million. The carrying value of the note approximates fair value. Upon maturity, the Company will pay Periphagen $1.4 million for the outstanding balance and accrued interest due.

8. Lease

On February 4, 2019, the Company signed a lease agreement for its corporate headquarters at 117 Kendrick Street in Needham, Massachusetts. The facility consists of a 15,197 square foot property which houses the corporate, clinical, laboratory and manufacturing operations for the Company. The lease term ends on August 31, 2026.

For the three and six months ended June 30, 2025, the Company recorded $90,000 and $0.2 million of operating lease cost, respectively, and for the three and six months ended June 30, 2025, the Company recorded $39,000 and $80,000, respectively, of variable lease cost. The total lease expense for each of the three and six months ended June 30, 2025 was $0.1 million and $0.3 million, respectively.

For the three and six months ended June 30, 2024, the Company recorded $90,000 and $0.2 million of operating lease cost, respectively, and for the three and six months ended June 30, 2024, the Company recorded $44,000 and $83,000, respectively, of variable lease cost. The total lease expense for each of the three and six months ended June 30, 2024 was $0.1 million and $0.3 million, respectively.

Cash paid for amounts included in the lease liability for the three and six months ended June 30, 2025 was $0.2 million and $0.3 million, respectively. Cash paid for amounts included in the lease liability for the three and six months ended June 30, 2024 was $0.1 million and $0.3 million, respectively.

	SIX MONTHS ENDED JUNE 30,
Other Information	2025	2024
Operating cash flows used for operating leases (in thousands)	$304	$296
Weighted-average remaining lease term (years)	1.2	2.2
Weighted-average incremental borrowing rate	7.02%	7.02%

The future lease payments under non-cancelable leases at June 30, 2025, are as follows (in thousands):

2025	$309
2026	415
Total future lease payments	724
Less: imputed interest	(26)
Total lease liability	$698

9. Common Stock

Common Stock

Common shares are voting and dividends may be paid when, as and if declared by the board of directors.

Common Stock Reserved

The Company has reserved the following shares of common stock for future issuance as of:

	JUNE 30, 2025	DECEMBER 31, 2024

Stock options outstanding	6,135,068	4,486,181
Unvested restricted stock	—	330,779
Shares available for future grant under stock option plan	2,020,770	2,008,379
Warrants	7,507,708	7,507,708
Pre-funded warrants	—	3,333,333
	15,663,546	17,666,380

Shelf Registration and At-the-Market Offerings

On August 5, 2022, the Company filed the Shelf with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf. The Shelf was declared effective by the SEC on August 12, 2022 and expired on August 12, 2025. As of June 30, 2025, the Company sold and issued 3,923,829 shares of common stock under the ATM Program, with total net proceeds of $20.9 million. Subsequent to June 30, 2025 and through August 5, 2025, the Company has not sold any additional shares of common stock under the ATM Program.

10. Warrants

The Company has the following warrants outstanding for the purchase of common stock as of June 30, 2025 and December 31, 2024 (except for the Pre-Funded Warrants, which had 3,333,333 shares of common stock with an exercise price of $0.01 subject to warrants outstanding as of December 31, 2024):

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

The Company recorded the Series B Warrants as a component of stockholder’s equity at the time of issuance at their estimated fair value of $2.1 million and recorded the Conditional Series B Warrants as a liability on the condensed consolidated balance sheet as the number of shares used to calculate the settlement is not a fixed number of shares. The Conditional Series B Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss). The Company will continue to recognize changes in the fair value of the Conditional Series B Warrants until each Conditional Series B Warrant is exercised, expires or qualifies for equity classification. The warrant liability fair value was $1.1 million and $21.7 million as of June 30, 2025 and December 31, 2024, respectively.

NC Ohio Trust Warrants

On March 20, 2019, the Company established the NC Incorporated Ohio Trust, an irrevocable trust funded by the Company. The beneficiary in the trust agreement has provided past services to the Company for more than 15 years and is a non-employee. The warrant provides the beneficiary the right to purchase 162,740 shares of the Company’s common stock, $0.01 par value at an exercise price of $1.46 per share, subject to adjustments as specified in the warrant agreement. The Company recognizes the warrants as compensation expense within the condensed consolidated statements of operations and comprehensive income (loss) when the warrants are granted or at the service inception date if the service inception date precedes the grant date. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value previously used at the service inception date or subsequent reporting dates. As of June 30, 2025 and December 31, 2024, a grant date was not established as there was not a mutual understanding of key terms. The Company remeasures the fair value of the award at each reporting date, as the service date preceded the grant date. The value of the warrants for 162,740 shares of common stock was $0.7 million and $1.3 million as of June 30, 2025 and December 31, 2024, respectively, and was recorded as stock compensation expense within research and development expense and a credit to stockholders’ equity (deficit) in the condensed consolidated financial statements.

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

During the six months ended June 30, 2025, 3,328,064 shares of common stock were issued upon exercise of pre-funded warrants. As of June 30, 2025, all pre-funded warrants were exercised.

11. Stock Options, Restricted Stock and Stock-Based Compensation

Equity Incentive Plans

The Company’s 2015 Stock Plan, as amended, (the 2015 Plan) provides for the Company to sell or issue common shares or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. The 2015 Plan is administered by the board of directors and exercise prices, vesting and other restrictions are determined at its discretion. All stock option grants are non-statutory stock options except option grants to employees intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant, as determined in good faith by the board of directors at its sole discretion. Nonqualified stock options may be granted at an exercise price established by the board of directors at its sole discretion and the vesting periods may vary. Vesting periods are generally four years and are determined by the board of directors. Stock options become exercisable as they vest. Options granted under the 2015 Plan expire no more than ten years from the date of grant. As of June 30, 2025, there are no shares available for grants under the 2015 Plan and the 2015 Plan continues to govern the terms and conditions of the outstanding awards under the 2015 Plan.

On July 14, 2021, the Company’s 2021 Equity Incentive Plan (the 2021 Plan) was approved by the Company’s stockholders, and became effective upon completion of the IPO and serves as the successor to the 2015 Plan. 8,558,685 shares of common stock are reserved under the 2021 Plan, of which 2,020,770 shares remain available for future grants as of June 30, 2025.

Stock Options

Stock option activity is summarized as follows:

	NUMBER OF STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2024	4,486,181	$2.54	6.61	$27,599
Granted	1,981,350	7.87
Exercised	(211,141)	2.33
Cancelled, forfeited or expired	(121,322)	6.06
Outstanding as of June 30, 2025	6,135,068	$4.20	7.25	$11,273
Exercisable as of June 30, 2025	3,731,279	$2.71	6.02	$9,717
Unvested as of June 30, 2025	2,403,789	$6.51	9.16	$1,556

The 2015 Plan, permits participants to use common stock they previously acquired to pay for the exercise of stock options based upon the fair value on the date of exercise. In connection with the exercise of stock options to purchase 306,518 shares of our common stock at an exercise price of $1.46, option holders tendered 122,608 shares of our common stock previously acquired in consideration of the full aggregate exercise price in accordance with the terms of the option and the 2015 Plan. The shares tendered are recorded as treasury stock within the Company’s condensed consolidated financial statements at June 30, 2025.

The fair value of stock options granted was estimated on the grant date using the Black-Scholes option pricing model based on the following range of assumptions:

	SIX MONTHS ENDED JUNE 30,
	2025	2024
Expected option life (years)	5.50 - 6.08	5.50 - 6.08
Risk-free interest rate	3.83% - 4.52%	4.21% - 4.32%
Expected volatility	118.46% - 121.09%	99.30% - 114.68%
Expected dividend yield	0%	0%

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The total intrinsic value of stock options exercised during the six months ended June 30, 2025 and 2024 was $0.6 million and $3.0 million, respectively.

Restricted Stock Units

Under the terms of the restricted stock unit agreements covering the common stock, shares of common stock related to restricted stock units are subject to time-based vesting. The restricted stock units will immediately be forfeited to the Company if the relationship between the recipient and the Company ceases.

Restricted stock activity is summarized as follows:

	NUMBER OF SHARES OPTIONS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Unvested at December 31, 2024	330,779	$0.98
Granted	—	—
Vested	(330,779)	0.98
Forfeited	—	—
Unvested at June 30, 2025	—	$—

The aggregate fair value of restricted stock units that vested during the six months ended June 30, 2025 and 2024 was $1.7 million and $4.4 million, respectively.

Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 was classified in the condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Research and development	$424	$1,269	$298	$1,822
General and administrative	626	572	1,066	1,062
Total stock-based compensation expense	$1,050	$1,841	$1,364	$2,884

As of June 30, 2025, total unrecognized compensation cost related to the unvested stock-based awards was $13.0 million, which is expected to be recognized over a weighted average period of 3.10 years.

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

13. Technology License Agreement

On January 20, 2018 the Company entered into an exclusive option agreement (Option Agreement) with MGB. Pursuant to the Option Agreement, the Company has obtained the exclusive right from MGB to negotiate an exclusive license to make, develop and commercialize rQNestin, a genetically modified oncolytic herpes simplex virus for the treatment of certain types of cancers. Pursuant to the Option Agreement, the Company will support a clinical trial to be conducted at MGB pursuant to the terms of a clinical trial agreement to be negotiated and the Company has committed to remitting $0.8 million in support of such clinical trial over the course of approximately three years. Upon execution of the Option Agreement, the Company remitted a non-refundable fee of $40,000 to MGB to be applied toward the Company’s on-going obligations to reimburse patent expenses. During each of the six months ended June 30, 2025 and 2024, the Company did not expense any startup and patient fees for clinical trials performed by MGB.

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

As of June 30, 2025, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

15. Net Income (Loss) Per Share

Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders was computed by dividing net income (loss) by the weighted-average common shares outstanding for the period (in thousands, except share and per share data). Diluted net income (loss) per share attributable to common stockholders was computed by dividing net income (loss) by the weighted-average common shares outstanding and potentially dilutive shares for the period (in thousands, except share and per share data):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Numerator:	2025	2024	2025	2024
Net income (loss)	$(4,796)	$(22,237)	$2,583	$(30,458)
Denominator:
Weighted-average shares of common stock outstanding, basic	51,489,929	29,878,210	50,988,887	29,537,874
Net income (loss) per share, basic	$(0.09)	$(0.74)	$0.05	$(1.03)
Add potentially dilutive shares:
Dilutive effect of outstanding stock options (as converted to common stock)	—	—	2,253,771	—
Dilutive effect of outstanding warrants for common stock	—	—	126,924	—
Weighted-average shares of common stock outstanding, diluted	51,489,929	29,878,210	53,369,582	29,537,874
Net income (loss) per share, diluted	$(0.09)	$(0.74)	$0.05	$(1.03)

The Company’s potentially dilutive securities have been excluded from the computation of dilutive net loss per share for the three months ended June 30, 2025 and the three and six months ended June 30, 2024, as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential shares of common stock from the computation of diluted net income (loss) per share because including them would have had an anti-dilutive effect.

	AS OF JUNE 30,
	2025	2024
Outstanding warrants for common stock	7,507,708	7,507,708
Outstanding stock options (as converted to common stock)	6,135,068	4,676,338
Unvested restricted stock	—	1,603,462
	13,642,776	13,787,508

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

In addition to the significant expense categories included within consolidated net income (loss) presented on the Company's condensed consolidated statements of operations and comprehensive income (loss), see below for disaggregated amounts that comprise research and development and general and administrative expenses:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Operating expenses:
Research and development:
Clinical development	$3,051	$921	$4,296	$1,747
Employee-related	2,957	3,411	5,109	6,139
Facility and equipment costs	490	379	868	756
Pre-clinical research	127	149	244	201
Other research and development segment expenses	366	119	490	238
Total research and development	6,991	4,979	11,007	9,081
General and administrative:
Employee-related	1,945	1,867	3,661	3,506
Professional and consulting fees	1,436	1,208	3,238	2,876
Commercial readiness	343	—	475	—
Other general and administrative segment expenses (1)	462	517	926	1,010
Total general and administrative	4,186	3,592	8,300	7,392
Total operating expenses	11,177	8,571	19,307	16,473
Loss from operations	(11,177)	(8,571)	(19,307)	(16,473)
Interest income	926	240	1,860	560
Interest expense	(236)	(567)	(542)	(1,213)
Change in fair value of warrant liability	5,691	(13,339)	20,572	(13,332)
Net income (loss)	$(4,796)	$(22,237)	$2,583	$(30,458)

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

Overview

We are a clinical stage biopharmaceutical company focused on developing off-the-shelf viral immunotherapies that elicit an individualized, systemic anti-tumor immune response to help patients fight cancer. Our engineered viruses are designed to induce a systemic anti-tumor response due to induction of immunogenic cell death within the tumor microenvironment, thus releasing tumor neo-antigens and creating a pro-inflammatory microenvironment at the site of injection. This is intended to lead to in-situ immunization against the injected tumor and uninjected distant metastases. Our biological multimodal immunotherapy approach utilizes intratumoral administration of genetically engineered viruses to induce tumor cell death and elicit a systemic anti-tumor response. Local delivery enables us to achieve these effects while aiming to minimize systemic toxicity. The immune cells induced by these viral immunotherapies are believed to target patients’ specific tumor antigens, potentially improving responses in immunologically “hot” tumors while at the same time infiltrating the tumor microenvironment, transforming non-inflamed “cold” tumors with limited immune response into “hot” tumors. While our product candidates are administered directly into the tumor, we have observed systemic immune responses in our preclinical studies and clinical trials that may indicate the potential of our product candidates to induce systemic immune response against distal, uninjected tumors, also known as an “abscopal” effect.

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

Our most advanced product candidate, CAN-2409 (aglatimagene besadenovec), is an off-the-shelf adenovirus product candidate which is administered in conjunction with the prodrug valacyclovir, that has generated promising clinical activity across a range of solid tumor indications. CAN-2409 is being studied in the following ongoing clinical trials:

•
Prostate Cancer
o
A pivotal phase 3 randomized, double-blind, placebo-controlled clinical trial in the United States under a Special Protocol Assessment (SPA) with the U.S. Food and Drug Administration (FDA) evaluating patients with newly diagnosed, localized prostate cancer who have an intermediate or high-risk for progression. The FDA previously granted Fast Track Designation for the use of CAN-2409 for the treatment of localized, primary prostate cancer in combination with radiation therapy to improve the local control rate. In May 2025, we announced that the FDA granted Regenerative Medicine Advanced Therapy (RMAT) designation for CAN-2409 for the treatment of newly diagnosed localized prostate cancer in patients with intermediate-to-high-risk disease. In June 2025, the results from our positive phase 3 clinical trial of CAN-2409 in patients with intermediate-to-high-risk localized prostate cancer were presented in an oral presentation at the 2025 American Society of Oncology (ASCO) Annual Meeting.
o
The primary goal of curative treatment for localized prostate cancer is complete tumor eradication, as outlined by National Comprehensive Cancer Network (NCCN) guidelines. However, up to 30% of intermediate-to-high-risk patients experience recurrence despite radical therapy, and salvage treatments often carry significant side effects and limited efficacy. Recurrence beyond two years post-treatment is strongly linked to higher rates of metastasis and prostate cancer-specific mortality after prolonged follow up (~10 years). Studies also show that patients prioritize the perception of being cancer-free and are often willing to risk long-term complications to achieve this. Fear of recurrence remains prevalent, especially after biochemical failure (Hoffman RM et al. Cancer 2003;97:1653-62 ; Jayadevappa R et al. J Clin Oncol 2019;37:964-73 ; Nilsson R et al. Eur Urol Open Sci 2021;25:44-51). Therefore, this study aimed to assess whether adding CAN-2409 plus valacyclovir to standard of care (SoC) radiotherapy could improve disease-free survival (DFS) in patients pursuing curative treatment—a primary endpoint established in the SPA with the FDA. We completed enrollment of this trial in September 2021.
▪
In December 2024, we announced positive topline data from our phase 3 clinical trial. This randomized, double-blind, placebo-controlled, multicenter clinical trial enrolled 745 patients (intent to treat population

(ITT)) to evaluate the effectiveness and safety of CAN-2409 plus prodrug (valacyclovir) viral immunotherapy in combination with SoC external beam radiation therapy to improve DFS in patients with intermediate-to-high-risk, localized prostate cancer. Patients were randomized 2:1 (496 in CAN-2409+prodrug and 249 in placebo +prodrug). Both arms received standard of care external beam radiation therapy (EBRT) +/- short course androgen deprivation therapy (ADT) (<6 months) and were stratified by NCCN risk group and ADT use. Three intraprostatic injections of CAN-2409 (5x10 11vp/2mL) or placebo were administered, each followed by 14 days of prodrug.
▪
The median follow-up time for the recruited population was 50.3 months. The primary outcome measure, DFS, included the evaluation of post-treatment biopsies, performed at two years from the end of radiation, for the presence of tumor recurrence. Local or systemic recurrence and death from any cause were also part of the primary endpoint.
▪
The study met its primary endpoint, demonstrating a statistically significant improvement in DFS in patients in the CAN-2409 arm compared to the placebo arm. Key topline results include:
•
The primary endpoint, as agreed with the FDA under a SPA was met: statistically significant improvement in DFS for CAN-2409 plus radiation therapy (n=496) vs. placebo plus radiation therapy (n=249) (p=0.0155; HR 0.70;95% CI; 0.52 to 0.94). Median DFS was not reached for the CAN-2409 treatment arm vs. 86.1 months in the placebo arm
•
This result was supported by secondary and exploratory endpoints:
o
Statistically significant improvement in prostate cancer-specific DFS (exclusion of non-prostate cancer related deaths) in the CAN-2409 arm vs. placebo (p=0.0046; HR 0.62, 95% CI 0.44 to 0.87)
o
Prostate cancer-specific improvement in DFS was observed, independent of the use of short-term ADT
o
Statistically significant increase in the proportion of patients achieving a prostate-specific antigen (PSA) nadir (<0.2 ng/ml) was observed in the CAN-2409 arm compared to the placebo control arm (67.1% vs. 58.6%, respectively; p=0.0164)
o
Increase in the proportion of patients with a pathological complete response in 2-year post-treatment biopsies (80.4% in the CAN-2409 arm vs. 63.6% observed in the control arm; p=0.0015)
▪
CAN-2409 was generally well tolerated. The most common CAN-2409-related adverse events were flu-like symptoms, fever and chills, which were generally mild to moderate in severity and self-limited.
▪
Based on these results, we anticipate submitting a biologics license application for CAN-2409 in the fourth quarter of 2026.
o
A phase 2 randomized, double-blind, placebo-controlled clinical trial in the United States evaluating patients with low-to-intermediate risk, localized prostate cancer undergoing active surveillance. We completed enrollment of this trial in May 2019.
▪
In December 2024, we reported that this phase 2 clinical trial of CAN-2409 monotherapy in 190 patients with low-to-intermediate risk localized prostate cancer undergoing active surveillance showed a trend toward improvement in time to radical treatment and the percentage of patients achieving negative (prostate cancer-free) biopsies at 1-year post-treatment. However, these differences did not reach statistical significance, which might be explained by the fact that the study was not statistically powered for the primary endpoint (progression-free survival), that patients received only 2 administrations of CAN-2409 rather than 3 as used in the phase 3 clinical trial described above, that patients did not receive radiotherapy (preclinical models of prostate cancer have shown synergy between CAN-2409 and radiotherapy in this specific indication), and/or that the nucleotide analog that is formed after CAN-2409 treatment incorporated at lower levels in tumor cells with lower proliferation rates (low risk prostate cancer). CAN-2409 was generally well tolerated. The most common CAN-2409-related adverse events were flu-like symptoms, fever and chills, which were generally mild to moderate in severity and self-limited.
•
Non-Small Cell Lung Cancer (NSCLC)
o
An open-label phase 2a clinical trial in the United States evaluating CAN-2409 plus valacyclovir in combination with continued PD-(L)1 checkpoint inhibitors in patients with stage III/IV NSCLC who have inadequate response to front line PD-(L)1 checkpoint inhibitor treatments. In April 2023, we announced that the FDA granted Fast Track

Designation for CAN-2409 plus valacyclovir in combination with pembrolizumab in order to improve survival or delay progression in patients with unresectable stage III or stage IV NSCLC, who are resistant to first line PD-(L)1 inhibitor therapy and who do not have activating molecular driver mutations or have progressed on directed molecular therapy. These patients historically have had an expected median overall survival (mOS) of <12 months when treated with SoC chemotherapy (Reckamp K et al. J Clin Onc 2022;40:2295-2306). The aim of the CAN-2409 immunotherapy antitumor strategy is to improve overall survival beyond the median of 12 months in patients treated with two CAN-2409 injections and raise the long tail of survival.
o
In March 2025, we announced final survival data from this phase 2a clinical trial of CAN-2409 in NSCLC:
▪
In patients with an inadequate response to immune checkpoint inhibitor (ICI) treatment who received 2 CAN-2409 plus valacyclovir courses (Cohort 1+2, per protocol population, n=46), mOS was 24.5 months.
▪
In patients with progressive disease, despite ICI treatment (Cohort 2, per protocol population, n=41), mOS was 21.5 months, which is markedly longer than the 9.8–11.8 months of survival reported in published literature in a similar patient population receiving standard of care of docetaxel chemotherapy (Paz-Ares LG et al, J Clin Oncol 2024;42:2860-2872 ; Ahn MJ et al, J Clin Onc 2024;43:260-272).
▪
37% of patients with progressive disease at enrollment were still alive > 24 months after CAN-2409 treatment at the time of the March 3, 2025 data cut, suggesting a long tail of survival. 14/15 patients with overall survival > 24 months and 9/9 patients with overall survival > 30 months had non-squamous NSCLC.
▪
In patients with non-squamous NSCLC and progressive disease despite ICI (Cohort 2, per protocol population, n=33), observed mOS was 25.4 months after CAN-2409 treatment.
▪
CAN-2409 continued to exhibit a generally favorable safety and tolerability profile during the extended follow-up period.
▪
Based on these positive findings, the Company will advance the enabling work for a potentially registrational clinical trial of CAN-2409 in non-squamous NSCLC with progressive disease despite ICI.
•
Pancreatic Cancer
o
We conducted a randomized controlled phase 2a clinical trial in the United States and Mexico evaluating the activity of CAN-2409 in borderline resectable pancreatic ductal adenocarcinoma (PDAC). In December 2023, we announced that the FDA granted Fast Track Designation for CAN-2409 plus valacyclovir for the treatment of patients with PDAC to improve overall survival. In April 2024, we announced updated positive overall survival data and also announced that the FDA has granted Orphan Drug Designation for CAN-2409 for the treatment of PDAC. In July 2025, we announced that the European Medicines Agency (EMA) has granted Orphan Designation for CAN-2409 for the treatment of pancreatic cancer.
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

Our lead HSV-based product candidate, CAN-3110 (linoserpaturev), is currently being evaluated in an ongoing investigator-sponsored phase 1b clinical trial in our initial target indication of recurrent high-grade glioma (HGG). Patients recruited in this study have previously failed SoC treatment and have a poor prognosis (expected overall survival < 6-9 months). In February 2024, we announced that the FDA granted Fast Track Designation for CAN-3110 for the treatment of patients with recurrent HGG to improve overall survival. In May 2024, we also announced that the FDA granted Orphan Drug Designation for CAN-3110 for the treatment of recurrent HGG.

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

We are conducting an extension of the clinical trial (arm C), in which patients with recurrent HGG will receive a repeat dosing regimen of CAN-3110 (up to six injections over four months). Clinical data from arm C will help evaluate whether multiple injections could further improve survival. This clinical trial extension is supported by the Break Through Cancer foundation. In June 2024, a poster presentation at the ASCO Annual Meeting demonstrated that multiple intratumoral injections of CAN-3110 were feasible and well tolerated with no dose-limiting toxicities or severe adverse events observed in the first six patients treated in arm C. More than 300 core biopsies were obtained from these patients, across the planned dose ranging time points, which were processed for “-omic” analysis, including single-cell RNA sequencing and cell profiling. In October 2024, during the 16th Annual International Oncolytic Virotherapy Conference (IOVC), we announced initial clinical activity and biomarker data for arm C. The principal investigator of the study reported ongoing improved survival compared to historical controls in patients treated with multiple injections of CAN-3110, with 3 out of 6 patients with recurrent HGG (recurrent glioblastoma) still alive more than one year (12.2, 13.0, and 18.7 months, respectively) after initiation of experimental treatment with CAN-3110. The data also showed discrepancies between imaging and histologic findings. Post treatment longitudinal biopsies demonstrated near absence of tumor cells alongside dense lymphocyte infiltrates especially in patients with enhancement on post-treatment MRI scans, suggesting the presence of radiologic pseudo-progression after treatment with CAN-3110. This data cautions against the evaluation of progression by imaging, restating the importance of survival as the primary endpoint for viral immunotherapy trials. We expect to present additional clinical activity and biomarker data for the repeat dosing cohort in the fourth quarter of 2025.

In November 2024, during the SITC 2024 Annual Meeting, we presented data demonstrating the antitumor activity of CAN-3110 in preclinical models of melanoma, a tumor characterized by high Nestin expression, frequent loss-of-function in CDKN2A, and alterations in the Ras-Raf signaling pathway. This data supports the rationale to expand the evaluation of CAN-3110 into tumors beyond recurrent HGG, creating a potential pipeline in a product. As of August 2025, we have dosed nine patients with multiple injections of CAN-3110 (up to six injections over a period of four months).

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

On August 5, 2022, we filed a shelf registration statement on Form S-3 (as amended, the Shelf) with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the ATM Program). The Shelf was declared effective by the SEC on August 12, 2022 and expired August 12, 2025. As of August 5, 2025, we have sold and issued 3,923,829 shares of common stock under the ATM Program, with total net proceeds of $20.9 million. Subsequent to June 30, 2025 and through August 5, 2025, we have not sold any additional shares of common stock under the ATM Program.

On December 16, 2024, we issued and sold 12,000,001 shares of common stock at a price to the public of $6.00 per share and pre-funded warrants to purchase up to an aggregate of 3,333,333 shares of common stock at a price to the public of $5.99 per pre-funded warrant to purchase one share of the common stock for aggregate gross proceeds of approximately $92.0 million (the 2024 Follow-On Offering). We received approximately $85.9 million in net proceeds from the 2024 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. During the six months ended June 30, 2025, 3,328,064 shares of common stock were issued upon the exercise of the pre-funded warrants. As of June 30, 2025, all pre-funded warrants were exercised.

On June 25, 2025, we issued and sold 3,221,395 shares of common stock at a price per share of $4.67 to purchasers including existing healthcare-focused institutional investors, executive officers, and directors of the Company in a registered direct offering for aggregate gross proceeds of approximately $15.0 million, before deducting offering expenses payable by us (the Registered Direct Offering). We received approximately $14.3 million in net proceeds from the Registered Direct Offering after deducting offering expenses.

Our cash and cash equivalents were $100.7 million as of June 30, 2025, which we believe will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, business development, and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters; professional fees for accounting, auditing, tax and consulting services; commercial readiness costs; insurance costs including directors and officers insurance; travel expenses; and facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities, and other operating costs that are not specifically attributable to research and development activities.

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

Realization of future tax benefits is dependent on many factors, including our ability to generate taxable income within the NOL period. Our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and certain tax credits. Management has considered our history of cumulative net losses incurred since inception, as well as our lack of product revenue since inception, and has determined that it is more likely than not that we will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at June 30, 2025 and December 31, 2024.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2025	2024	CHANGE
Operating expenses:
Research and development	$6,991	$4,979	$2,012
General and administrative	4,186	3,592	594
Total operating expenses	11,177	8,571	2,606
Loss from operations	(11,177)	(8,571)	(2,606)
Interest income	926	240	686
Interest expense	(236)	(567)	331
Change in fair value of warrant liability	5,691	(13,339)	19,030
Net loss	$(4,796)	$(22,237)	$17,441

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	THREE MONTHS ENDED JUNE 30,		INCREASE
	2025	2024	(DECREASE)
Clinical development	$3,051	$921	$2,130
Employee-related	2,957	3,411	(454)
Depreciation, impairment and loss on disposal of fixed assets	335	247	88
Occupancy	155	132	23
Pre-clinical research	127	149	(22)
Recruiting	217	—	217
Other	149	119	30
	$6,991	$4,979	$2,012

Research and development expenses increased $2.0 million from $5.0 million for the three months ended June 30, 2024 to $7.0 million for the three months ended June 30, 2025. The increase was primarily attributable to a $2.1 million increase in clinical development costs driven by increased manufacturing costs for CAN-2409 programs, partially offset by a $0.5 million decrease in employee-related expenses mainly driven by a decrease in stock compensation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	THREE MONTHS ENDED JUNE 30,		INCREASE
	2025	2024	(DECREASE)
Professional and consulting fees	$1,436	$1,208	$228
Employee-related	1,945	1,867	78
Commercial readiness	343	—	343
Insurance	266	320	(54)
Occupancy	44	46	(2)
Other	152	151	1
	$4,186	$3,592	$594

General and administrative expenses increased $0.6 million from $3.6 million for the three months ended June 30, 2024 to $4.2 million for the three months ended June 30, 2025. The increase was primarily attributable to a $0.3 million increase in commercial readiness costs and a $0.2 million increase in professional and consulting fees.

Interest Income

Interest income was $0.9 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and primarily represents earnings on our cash equivalents. The increase in interest income is the result of interest being generated on a greater cash equivalents balance for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Interest Expense

Interest expense was $0.2 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and represents interest expense on our outstanding debt obligations. The decrease in interest expense is the result of a lower outstanding balance on the term loan payable to Silicon Valley Bank (SVB) for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Change in Fair Value of Warrant Liability

The change in fair value of our warrant liability was a decrease of $5.7 million for the three months ended June 30, 2025, compared to an increase of $13.3 million for the three months ended June 30, 2024. The change in fair value of the warrant liability is primarily driven by the remaining contractual term, lower volatility and changes in the underlying value of our stock price.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2025	2024	CHANGE
Operating expenses:
Research and development	$11,007	$9,081	$1,926
General and administrative	8,300	7,392	908
Total operating expenses	19,307	16,473	2,834
Loss from operations	(19,307)	(16,473)	(2,834)
Interest income	1,860	560	1,300
Interest expense	(542)	(1,213)	671
Change in fair value of warrant liability	20,572	(13,332)	33,904
Net income (loss)	$2,583	$(30,458)	$33,041

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	SIX MONTHS ENDED JUNE 30,		INCREASE
	2025	2024	(DECREASE)
Employee-related	$5,109	$6,139	$(1,030)
Clinical development	4,296	1,747	2,549
Depreciation, impairment, and loss on the sale of fixed assets	576	495	81
Occupancy	292	261	31
Pre-clinical research	244	201	43
Recruiting	217	—	217
Other	273	238	35
	$11,007	$9,081	$1,926

Research and development expenses increased $1.9 million from $9.1 million for the six months ended June 30, 2024 to $11.0 million for the six months ended June 30, 2025. The increase was primarily attributable to a $2.5 million increase in clinical development costs driven by increased manufacturing costs for CAN-2409 programs, partially offset by a $1.0 million decrease in employee-related expenses mainly driven by a decrease in stock compensation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	SIX MONTHS ENDED JUNE 30,		INCREASE
	2025	2024	(DECREASE)
Employee-related	$3,661	$3,506	$155
Professional and consulting fees	3,238	2,876	362
Insurance	531	641	(110)
Commercial readiness	475	—	475
Occupancy	98	91	7
Other	297	278	19
	$8,300	$7,392	$908

General and administrative expenses increased $0.9 million from $7.4 million for the six months ended June 30, 2024 to $8.3 million for the six months ended June 30, 2025. The increase was primarily attributable to a $0.5 million increase in commercial readiness costs and a $0.4 million increase in professional and consulting fees.

Interest Income

Interest income was $1.9 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively, and primarily represents earnings on our cash equivalents. The increase in interest income is the result of interest being generated on a greater cash equivalents balance for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Interest Expense

Interest expense was $0.5 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively, and represents interest expense on our outstanding debt obligations. The decrease in interest expense is the result of a lower outstanding balance on the term loan payable to SVB for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Change in Fair Value of Warrant Liability

The change in fair value of our warrant liability was a decrease of $20.6 million for the six months ended June 30, 2025, compared to an increase of $13.3 million for the six months ended June 30, 2024. The change in fair value of the warrant liability is primarily driven by the remaining contractual term, lower volatility and changes in the underlying value of our stock price.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials for our product candidates, developing our manufacturing capabilities which may include the cost of establishing a relationship with contract manufacturers to support commercial launch of our product candidate CAN-2409 and costs associated with equipping our laboratory and manufacturing facility to support clinical trials and commercialization and providing general and administrative support for our operations, including the cost associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. As of June 30, 2025, we had cash and cash equivalents of $100.7 million. Based on current plans and assumptions, we expect that our existing cash and cash equivalents will be sufficient to fund our current operating plan into the first quarter of 2027, including the expected completion of the final overall survival phase 2a data readouts in borderline resectable pancreatic ductal adenocarcinoma (PDAC), announced on February 25, 2025, and non-small cell lung cancer (NSCLC), announced on March 27, 2025, and the final overall survival readout for the ongoing phase 1b trial in recurrent high-grade glioma with CAN-3110 in the fourth quarter of 2025. We will require additional capital to further advance development of CAN-2409 in NSCLC and PDAC or of CAN-3110 beyond the current trials and to complete the clinical development of, or commercialize, any of our product candidates or programs.

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from government grants and proceeds from the sale of convertible notes, common stock, and our convertible preferred stock. As of June 30, 2025, we have raised approximately $291.6 million of gross proceeds from such transactions, including $15.6 million of government grants, $66.1 million from the sale of convertible preferred stock, $207.6 million from the sale of our common stock and accompanying pre-funded warrants, and $2.3 million from stock option exercises. Our cash and cash equivalents totaled $100.7 million as of June 30, 2025. We had $7.6 million of debt as of June 30, 2025. As of June 30, 2025, we have raised $20.9 million of net proceeds under our ATM Program (as defined below).

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

The term loans bear interest at a floating rate per annum equal to the greater of (A) 5.75% and (B) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.50%. We are required to make monthly interest payments, and commencing on February 1, 2024, 24 consecutive installments of principal plus monthly payments of accrued interest. The term loans mature on January 1, 2026. Upon repayment in full of the term loans, we will be required to pay a final payment fee equal to 4.50% of the original principal amount of any funded term loan being repaid. The Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB term loans, subject to a prepayment premium of 1% to 3% based upon the timing of the prepayment. As of June 30, 2025, $6.7 million of indebtedness was outstanding under the Loan Agreement.

On August 5, 2022, we filed a shelf registration statement on Form S-3 (as amended, the Shelf) with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the ATM Program). The Shelf was declared effective by the SEC on August 12, 2022 and expired on August 12, 2025. As of August 5, 2025, we have sold and issued 3,923,829 shares of common stock under the ATM Program, with total net proceeds of $20.9 million.

In connection with the 2024 Follow-On Offering, we issued and sold 12,000,001 shares of common stock at a price to the public of $6.00 per share and pre-funded warrants to purchase up to an aggregate of 3,333,333 shares of common stock at a price to the public of $5.99 per pre-funded warrant to purchase one share of the common stock for aggregate gross proceeds of approximately $92.0 million. We received approximately $85.9 million in net proceeds from the 2024 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. During the six months ended June 30, 2025, 3,328,064 shares of common stock were issued upon exercise of the pre-funded warrants. As of June 30, 2025, all pre-funded warrants were exercised.

In connection with the Registered Direct Offering, we issued and sold 3,221,395 shares of common stock at a price per share of $4.67 to the purchasers for aggregate gross proceeds of approximately $15.0 million, before deducting offering expenses payable by us. We received approximately $14.3 million in net proceeds from the Registered Direct Offering after deducting offering expenses.

As of June 30, 2025, we had an accumulated deficit of $189.6 million and have not generated any product sales. We do not know when, or if, we will generate revenue from product sales. We will not generate significant revenue from product sales unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical and contract manufacturing costs, legal and other regulatory expenses, and general overhead costs. We expect that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to risks in the development of our products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2025	2024
Net cash used in operating activities	$(17,507)	$(14,636)
Net cash used in investing activities	(34)	(13)
Net cash provided by financing activities	15,574	690
Net decrease in cash, cash equivalents and restricted cash	$(1,967)	$(13,959)

Cash Flows for the six months ended June 30, 2025 and 2024

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $17.5 million, consisting primarily of net income of $2.6 million and non-cash charges of $18.3 million, primarily related to the $20.6 million change in the fair value of our warrant liability and non-cash stock compensation. Net cash used in operating activities was also impacted by $1.8 million in changes in operating assets and liabilities, primarily driven by a decrease of $1.2 million in accrued expenses and an increase of $1.8 million, partially offset by an increase of $1.5 million in accounts payable.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was $34,000 and consisted of the purchase of fixed assets.

Net cash used in investing activities for the six months ended June 30, 2024 was $13,000 and consisted of the purchase of fixed assets.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $15.6 million and consisted of $15.0 million of proceeds from the issuance of common stock in the Registered Direct Offering, before deducting expenses payable by us, $5.0 million of net proceeds from the issuance of common stock under our ATM Program, and $0.5 million of proceeds from option exercises, partially offset by $5.0 million of principal payments on our term loan with SVB.

Net cash provided by financing activities for the six months ended June 30, 2024 was $0.7 million and consisted $1.2 million of proceeds from option exercises and $3.6 million of net proceeds from the issuance of common stock under our ATM Program, partially offset by $4.2 million of principal payments on our term loan with SVB.

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

We believe that our existing cash and cash equivalents as of June 30, 2025, will enable us to fund our operating expenses and capital expense requirements into the first quarter of 2027. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Obligations and Commitments

Our primary contractual obligations are our facility lease, the Loan Agreement with SVB, and the Periphagen Note. The table below summarizes the contractual obligations that will become due as of June 30, 2025 (in thousands):

	PAYMENTS DUE BY PERIOD
	(in thousands)
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS
Operating lease obligation (1)	$724	$620	$104
Loan Agreement with SVB (2)	6,931	6,931	—
Periphagen Note (3)	1,352	—	1,352
Total	$9,007	$7,551	$1,456

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

During the three and six months ended June 30, 2025, there were no material changes to our critical accounting estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2024. For a full discussion of these estimates, see “Critical Accounting Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The risk factors denoted with a “*” are newly added or have been materially updated from those included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Risks Related to Our Business, Financial Position and Capital Requirements

We are a biopharmaceutical company with a limited operating history and have not generated any revenue to date from product sales.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated under the laws of the State of Delaware in June 2003. Since inception, we have focused substantially all of our efforts and financial resources on raising capital and developing our initial product candidates. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors in private equity financings and from the proceeds of the sale of our common stock and accompanying pre-funded warrants. From our inception through June 30, 2025, we raised an aggregate of $273.7 million of gross proceeds from such transactions. In addition, in February 2022, we borrowed $20.0 million under the Loan Agreement with SVB. As of June 30, 2025, our cash and cash equivalents were $100.7 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $189.6 million as of June 30, 2025. For the six months ended June 30, 2025 and 2024, we reported net income of $2.6 million and a net loss of $30.5 million, respectively. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to do so in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

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

If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track Designation for a particular indication. We have been granted Fast Track Designation for the use of CAN-2409 for: (1) the treatment of localized, primary prostate cancer in combination with radiation therapy to improve the local control rate; (2) with valacyclovir in combination with pembrolizumab in order to improve survival or delay progression in patients with stage III/IV NSCLC who are resistant to first line PD-(L)1 inhibitor therapy and who do not have activating molecular driver mutations; and (3) with prodrug (valacyclovir) for the treatment of patients with pancreatic ductal adenocarcinoma (PDAC) to improve overall survival. CAN-3110 was also granted Fast Track Designation for the treatment of patients with recurrent HGG to improve overall survival. We may also seek Fast Track Designation for certain of our future product candidates in specific indications, as appropriate. However, there is no assurance that the FDA will grant this status to our proposed product candidates. Marketing applications filed by sponsors of products with Fast Track Designation are eligible for priority review under the policies and procedures offered by the FDA, but the Fast Track Designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track Designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even though we have received Fast Track Designation for CAN-2409 and CAN-3110 or even if we receive Fast Track Designation for our future additional indications for CAN-2409 and CAN-3110, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track Designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track Designation at any time if it believes that the designation is no longer supported by data from our clinical development program. Drugs and biologics for indications designated as Fast Track therapies by the FDA may also be eligible for other expedited programs, including accelerated approval.

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

We have received Orphan Drug Designation from the FDA and the EMA for CAN-2409 for the treatment of pancreatic cancer and for CAN-3110 for the treatment of recurrent HGG. We may seek Orphan Drug Designation from regulatory authorities in other jurisdictions for CAN-2409 and CAN-3110, and we may seek Orphan Drug Designation for our other product candidates. In any of these instances, we may not receive the requested designation or we may be unable to realize the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

We have received Orphan Drug Designation from the FDA and the EMA for CAN-2409 for the treatment of pancreatic cancer and for CAN-3110 for the treatment of recurrent HGG. Even if CAN-2409 or CAN-3110 were to obtain orphan drug exclusivity for this use upon marketing approval by the FDA, the benefit of that exclusivity may be revoked if the approval is in an indication that is broader than the orphan-designated indication, or exclusivity could be revoked under certain circumstances, for example if the FDA later determines that the request for designation was materially defective or if the sponsor is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, orphan drug exclusivity may not effectively protect the product from competition during the exclusivity period because different drugs with different active moieties can be approved for the same condition, and the same product can be approved for different uses. Also, the FDA may grant approval to the same drug for the same orphan indication if the second applicant can establish in its application that its product is safer, more effective or otherwise clinically superior to the previously approved product, or if the application holder of the previously approved product consents.

*We have received Regenerative Medicine Advanced Therapy Designation from the FDA for CAN-2409 for the treatment of newly diagnosed localized prostate cancer in patients with intermediate-to-high-risk disease. This may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that CAN-2409, or any other product candidates that receive such designation, will receive marketing approval for the designated indications.

We have received Regenerative Medicine Advanced Therapy (RMAT) Designation for CAN-2409 for the treatment of newly diagnosed localized prostate cancer in patients with intermediate-to-high-risk disease. We may also seek RMAT Designation for certain of our future product candidates in specific indications, as appropriate. However, there is no assurance that the FDA will grant this status to our proposed product candidates. The features of RMAT Designation include all of the features of Breakthrough Therapy Designation, including early interactions to discuss potential surrogate or intermediate endpoints. Marketing applications filed by sponsors of products with RMAT Designation may be eligible for accelerated approval, but RMAT Designation does not assure eligibility for accelerated approval, nor does it assure a faster development process or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant RMAT Designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. In addition, the FDA may withdraw RMAT Designation at any time if it believes the designation is no longer supported.

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

On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, which has resulted in several U.S. Congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022 (the IRA), for example, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000 starting in 2025, eliminating the prescription drug coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of an HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs were previously exempted from the Medicare drug price negotiation program; however, this exemption was restricted to drugs with only one orphan designation and for which the only approved indication is for that disease or condition. If a product received multiple orphan designations or had multiple approved indications, it would not qualify for the orphan drug exemption. Under the One Big Beautiful Bill Act of 2025 (the OBBBA), this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan designations or indications, are exempt from the Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors, and others in the medical community. Commercial success also will depend, in large part, on the coverage and reimbursement of our product candidates by third-party payors, including private insurance providers and government payors. For more information on healthcare laws and regulations that may impact our company, see “Business – Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Although we do not currently have any drugs on the market, if we begin commercializing our current or future product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any current or future product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our current or future product candidates for which we obtain marketing approval. For more information on healthcare laws and regulations that may impact our company, see “Business – Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We are highly dependent on the research and development, clinical, financial, operational and other business expertise of our executive officers, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with certain of our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and sales and marketing personnel will also be critical to our success.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (the IRS) and the U.S. Treasury Department. For example, the OBBBA was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes in tax law (which changes may have retroactive application) could adversely affect our business or financial condition. Any new taxes could adversely affect our business and financial performance. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. In addition, it is uncertain if and to what extent various states will conform to changes to U.S. federal income tax law. We urge prospective investors in our common stock to consult with their legal and tax advisors with respect to any recently enacted tax legislation, or proposed changes in law, and the potential tax consequences of investing in or holding our common stock.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by 5% stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of the Registered Direct Offering, the 2024 Follow-On Offering, the initial public offering (IPO), and other transactions that have occurred over the past three years, we may have experienced, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2024, we had U.S. federal and state net operating loss carryforwards of $111.6 million and $101.9 million, which begin to expire in 2028 and 2033, respectively, and which could be limited if we experience an “ownership change.” Under current federal tax law, federal net operating losses generated after December 31, 2017 will not be subject to expiration but will not be permitted to be carried back. In addition, under current U.S. federal tax law, the amount of net operating losses generated after December 31, 2017 that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. Additionally, as of December 31, 2024, we had a U.S. federal net operating loss carryforward of $102.8 million which do not expire but is limited to an annual deduction equal to 80% of annual taxable income.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that may materially adversely affect your rights as a common stockholder. In August 2022, we filed a registration statement on Form S-3 (as amended, the Shelf) pursuant to which we may issue up to $75.0 million in shares of common stock in sales deemed to be “at-the-market offerings” (the ATM Program) as defined by the Securities Act of 1933, as amended (Securities Act), and up to $200.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. As of August 5, 2025, we have sold and issued 3,923,829 shares of common stock under the ATM Program, with total net proceeds of $20.9 million. Any sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause our stock price to decline.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of August 5, 2025, we had a total of 54,895,099 shares of common stock outstanding.

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

The existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 25.5% of our outstanding common stock with entities and persons affiliated with PBM Capital Group, LLC (PBM Capital) beneficially owning approximately 17.7% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

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
10.1#

Securities Purchase Agreement, dated June 23, 2025, by and among the Registrant and the parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2025).

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

* Filed herewith.

# Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

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

Candel Therapeutics, Inc.

Date: August 14, 2025	By:	/s/ Paul Peter Tak
Paul Peter Tak
President and Chief Executive Officer
(Principal executive officer)

Date: August 14, 2025	By:	/s/ Charles Schoch
Charles Schoch
Chief Financial Officer (Principal financial officer and principal accounting officer)