Form 10-Q
period 2025-09-30
Candel Therapeutics, Inc.
filed 2025-11-13
CIK 1841387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, the registrant had 54,898,303 shares of common stock, $0.01 par value per share, outstanding.

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

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Candel Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	SEPTEMBER 30, 2025 (Unaudited)	DECEMBER 31, 2024
Assets
Current assets:
Cash and cash equivalents	$86,963	$102,654
Prepaid expenses and other current assets	3,171	1,150
Total current assets	90,134	103,804
Fixed assets, net	1,363	2,191
Lease right of use assets	1,750	542
Restricted cash	266	266
Other assets	85	63
Total assets	$93,598	$106,866
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,118	$237
Accrued expenses	5,149	5,113
Current portion of term loan payable to a bank	4,225	9,895
Current portion of lease liability	437	566
Warrant liability	—	21,718
Total current liabilities	10,929	37,529
Term loan payable to a bank	—	1,733
Other long-term debt	973	870
Lease liability, net of current portion	1,572	407
Total liabilities	13,474	40,539
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued or outstanding at September 30, 2025 and December 31, 2024, respectively.	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at September 30, 2025 and December 31, 2024; 55,018,457 and 46,933,088 shares issued at September 30, 2025 and December 31, 2024, respectively; 54,895,849 and 46,810,480 shares outstanding at September 30, 2025 and December 31, 2024, respectively.	550	469
Treasury stock (at cost)	(448)	(448)
Additional paid-in capital	280,913	258,511
Accumulated deficit	(200,891)	(192,205)
Total stockholders’ equity	80,124	66,327
Total liabilities and stockholders’ equity	$93,598	$106,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$8,461	$5,416	$19,468	$14,497
General and administrative	4,746	3,341	13,046	10,733
Total operating expenses	13,207	8,757	32,514	25,230
Loss from operations	(13,207)	(8,757)	(32,514)	(25,230)
Other income (expense):
Interest income	953	236	2,813	796
Interest expense	(161)	(487)	(703)	(1,700)
Change in fair value of warrant liability	1,146	(1,638)	21,718	(14,970)
Total other income (expense), net	1,938	(1,889)	23,828	(15,874)
Net loss and comprehensive loss	$(11,269)	$(10,646)	$(8,686)	$(41,104)
Net loss per share, basic and diluted	$(0.21)	$(0.33)	$(0.17)	$(1.35)
Weighted-average common shares outstanding, basic and diluted	54,894,347	32,013,569	52,305,013	30,369,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel ThErapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2024	46,933,088	$469	(122,608)	$(448)	$258,511	$(192,205)	$66,327
Options exercised	217,359	3	—	—	509	—	512
Stock-based compensation	—	—	—	—	3,108	—	3,108
Restricted stock unit vesting	330,779	3	—	—	(3)	—	—
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(581)	—	(581)
Sale of common stock through at-the-market offerings, net of issuance costs	987,772	10	—	—	5,028	—	5,038
Exercise of pre-funded warrants	3,328,064	33	—	—	(33)	—	—
Issuance costs related to common stock and accompanying pre-funded warrants in public offering	—	—	—	—	75	—	75
Issuance of common stock in registered direct offering, net of issuance costs of $0.7 million	3,221,395	32	—	—	14,299	—	14,331
Net loss	—	—	—	—	—	(8,686)	(8,686)
Balance, September 30, 2025	55,018,457	$550	(122,608)	$(448)	$280,913	$(200,891)	$80,124

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, June 30, 2025	55,012,239	$549	(122,608)	$(448)	$279,731	$(189,622)	$90,210
Options exercised	6,218	1	—	—	19	—	20
Stock-based compensation	—	—	—	—	1,161	—	1,161
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	(11,269)	(11,269)
Balance, September 30, 2025	55,018,457	$550	(122,608)	$(448)	$280,913	$(200,891)	$80,124

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
Balance, December 31, 2023	29,213,627	$290	(122,608)	$(448)	$149,931	$(137,028)	$12,745
Options exercised	731,169	7	—	—	1,312	—	1,319
Stock-based compensation	—	—	—	—	3,212	—	3,212
Restricted stock unit vesting	1,034,207	12	—	—	(12)	—	—
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	856	—	856
Sale of common stock through at-the-market offerings, net of issuance costs	1,268,741	13	—	—	7,702	—	7,715
Net loss	—	—	—	—	—	(41,104)	(41,104)
Balance, September 30, 2024	32,247,744	$322	(122,608)	$(448)	$163,001	$(178,132)	$(15,257)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
Balance, June 30, 2024	31,186,817	$303	(122,608)	$(448)	$157,659	$(167,486)	$(9,972)
Options exercised	46,296	—	—	—	103	—	103
Stock-based compensation	—	—	—	—	1,074	—	1,074
Restricted stock unit vesting	330,780	12	—	—	(12)	—	—
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	110	—	110
Sale of common stock through at-the-market offerings, net of issuance costs	683,851	7	—	—	4,067	—	4,074
Net loss	—	—	—	—	—	(10,646)	(10,646)
Balance, September 30, 2024	32,247,744	$322	(122,608)	$(448)	$163,001	$(178,132)	$(15,257)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(8,686)	$(41,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	682	745
Impairment of fixed assets	83	—
Loss on the sale and disposal of fixed assets	339	—
Non-cash stock compensation expense	2,527	4,068
Non-cash lease expense	232	202
Non-cash interest expense	103	89
Change in fair value of warrant liability	(21,718)	14,970
Accretion of debt discount	97	218
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,710)	(143)
Other assets	(22)	41
Accounts payable	769	(129)
Accrued expenses	(35)	213
Lease liability	(404)	(379)
Net cash used in operating activities	(27,743)	(21,209)
Cash Flows from Investing Activities:
Purchase of fixed assets	(178)	(13)
Proceeds from the sale of fixed assets	27	—
Net cash used in investing activities	(151)	(13)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock in registered direct offering	14,331	—
Proceeds from sale of common stock, net of issuance costs	5,038	7,715
Proceeds from option exercises	512	1,319
Principal payments on term loan	(7,500)	(6,667)
Payment of deferred debt issuance costs	(178)	—
Net cash provided by financing activities	12,203	2,367
Net decrease in cash, cash equivalents and restricted cash	(15,691)	(18,855)
Cash, cash equivalents and restricted cash at beginning of period	102,920	35,679
Cash, cash equivalents and restricted cash at end of period	$87,229	$16,824
Supplemental cash flow information:
Cash paid for interest	$571	$1,462
Supplemental disclosures of non-cash information:
Change in right-of-use asset and lease liability due to lease amendment	$1,440	$—
Deferred debt issuance costs in accounts payable and accrued expenses	$133	$—
Capital expenditures in accounts payable and accrued expenses	$125	$3
Reversal of issuance costs in accrued expenses	$(75)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Candel Therapeutics, Inc., formerly known as Advantagene, Inc. (the Company), is a clinical stage biopharmaceutical company that was incorporated in Delaware in June 2003. On November 30, 2020, the Company changed its name to Candel Therapeutics, Inc. The Company is focused on developing off-the-shelf viral immunotherapies that elicit an individualized, systemic anti-tumor immune response to help patients fight cancer. The Company’s engineered viruses are designed to induce immunogenic cell death through direct viral-mediated cytotoxicity in cancer cells, thus releasing tumor neo-antigens and creating a pro-inflammatory microenvironment at the site of injection. This is intended to lead to in-situ immunization against the injected tumor and uninjected distant metastases. The Company has established two off-the-shelf viral immunotherapy platforms and its two product candidates, CAN-2409 and CAN-3110, are in clinical trials for a number of tumor types. Additionally, the Company and the University of Pennsylvania (UPenn) are collaborating to study the impact of novel viral immunotherapies based on Candel's propriety enLIGHTEN™ Discovery Platform, a systematic, iterative herpes simplex virus based platform leveraging human biology and advanced analytics.

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

Since inception, the Company has funded its operations primarily with proceeds from the sale of its convertible notes and capital stock and from debt borrowings. The Company had net loss of $8.7 million and $41.1 million for the nine months ended September 30, 2025 and 2024, respectively. In addition, as of September 30, 2025, the Company had an accumulated deficit of $200.9 million. The Company expects to continue to generate operating losses and negative cash flows from operations for the foreseeable future.

On August 5, 2022, the Company filed a shelf registration statement on Form S-3 (as amended to date, the 2022 Shelf) with the U.S. Securities and Exchange Commission (SEC), which covered the offering, issuance, and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the 2022 Shelf (the 2022 ATM Program). The 2022 Shelf was declared effective by the SEC on August 12, 2022 and expired on August 12, 2025. As of August 12, 2025, the Company had sold and issued 3,923,829 shares of common stock under the 2022 ATM Program, with total net proceeds of $20.9 million.

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

On August 14, 2025, the Company filed a shelf registration statement on Form S-3 (the 2025 Shelf) with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the 2025 Shelf (the 2025 ATM Program). The 2025 Shelf was declared effective by the SEC on August 22, 2025. As of September 30, 2025 and through November 5, 2025, the Company has not sold any shares of common stock under the 2025 ATM Program.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, the condensed consolidated statements of stockholders’ equity (deficit) for the three and nine months ended September 30, 2025 and 2024, the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K on file with the SEC.

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

Restricted Cash

The Company had $0.3 million of restricted cash as of both September 30, 2025 and December 31, 2024, which represents cash held as a security deposit under the terms of the Company’s Needham, Massachusetts facility lease.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes references to prescriptive and sequential development stages, requiring companies to capitalize internal-use software costs when management commits to funding the software project and it is probable the project will be completed. The ASU's amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Adoption can be applied prospectively, retrospectively or with a modified transition approach. The Company is currently evaluating the potential impact that ASU 2025-06 may have on its consolidated financial statements and related disclosures.

3. Fair Value of Financial Assets and Liabilities

The Level 3 Warrant liability had a zero value fair value measurement as of September 30, 2025. The Company had no other financial assets and liabilities measured at fair value on a recurring basis to indicate the level of the fair value hierarchy utilized to determine such fair values at September 30, 2025.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2024 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	21,718	21,718
Total	$—	$—	$21,718	$21,718

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined by Level 3 inputs (in thousands):

SERIES B WARRANT LIABILITY
Balance at December 31, 2024	$21,718
Change in fair value	(21,718)
Balance at September 30, 2025	$—

The carrying value of cash equivalents (considered as Level 1 measurements) approximates the fair value due to the short-term nature of these assets.

4. Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Laboratory equipment	$1,134	$1,219
Manufacturing equipment	305	695
Furniture and fixtures	159	159
Networking and computer equipment	188	85
Leasehold improvements	3,004	3,109
Total fixed assets	$4,790	$5,267
Less: accumulated depreciation	(3,427)	(3,076)
Fixed assets, net	$1,363	$2,191

Depreciation expense was $0.2 million and $0.7 million for each of the three and nine months ended September 30, 2025 and 2024, respectively. The Company recorded a $0.3 million loss on the sale and disposal of fixed assets for the three and nine months ended September 30, 2025. The Company did not record any loss on the sale and disposal of fixed assets for the three and nine months ended September 30, 2024.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Payroll and employee related expenses	$2,570	$3,038
Third-party research and development expenses	1,337	765
Professional fees	1,187	920
Other	55	390
	$5,149	$5,113

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

During the three and nine months ended September 30, 2025, the Company recorded interest expense relating to the Loan Agreement of $0.1 million and $0.6 million, respectively. During the three and nine months ended September 30, 2024, the Company recorded interest expense relating to the Loan Agreement of $0.5 million and $1.6 million, respectively. The weighted average effective interest rate as of September 30, 2025 was 11.80%.

The Company incurred $89,000 of debt issuance costs and will incur a $0.9 million final payment fee, which were recorded as debt discount and are being amortized over the term of the Loan Agreement. The scheduled principal payments and net carrying amount of the term loan are as follows (in thousands):

YEAR ENDING DECEMBER 31,
2025 (remaining three months)	$2,500
2026	833
Total principal	3,333
Final payment fee	900
Less: debt discount	(989)
Accretion of debt discount	981
Net carrying amount	$4,225

The carrying value of the Company's term loan approximates fair value.

7. Other Long-Term Debt

Periphagen Note

On December 9, 2019, the Company entered into a series of asset purchase agreements with Periphagen, Inc. (Periphagen), a biopharmaceutical company focused on the development of gene therapy vectors. Under the terms of the asset purchase agreements, the Company assumed a $1.0 million promissory note (the Periphagen Note) bearing a contractual interest rate of 2% compounded annually, with the outstanding balance and accrued interest due upon maturity in November 2027, with no interim installments due. The estimated market rate for the Company for an unsecured loan with a maturity in November 2027 was determined to be 15.83% as of December 9, 2019. Although the Company does not have a public credit rating, management estimates a CCC credit rating based on the Company’s financial position and stage of development. Using the commensurate rate for a CCC rated company and based on the amount due at maturity, the present value of the future cash outflow was determined to be $0.4 million at the transaction date. As of September 30, 2025, the carrying value of the note is $1.0 million. The carrying value of the note approximates fair value. Upon maturity, the Company will pay Periphagen $1.4 million for the outstanding balance and accrued interest due.

8. Lease

On February 4, 2019, the Company signed a lease agreement for its corporate headquarters at 117 Kendrick Street in Needham, Massachusetts. The facility consists of a 15,197 square foot property which houses the corporate, clinical, laboratory and manufacturing operations for the Company.

On August 18, 2025, the Company entered into a first amendment to the existing lease agreement dated February 4, 2019, extending the end-date of the term under the existing lease from August 31, 2026 to August 31, 2029.

For the three and nine months ended September 30, 2025, the Company recorded $0.1 million and $0.3 million of operating lease cost, respectively, and for the three and nine months ended September 30, 2025, the Company recorded $37,000 and $0.1 million, respectively, of variable lease cost. The total lease expense for each of the three and nine months ended September 30, 2025 was $0.1 million and $0.4 million, respectively.

For the three and nine months ended September 30, 2024, the Company recorded $90,000 and $0.3 million of operating lease cost, respectively, and for the three and nine months ended September 30, 2024, the Company recorded $44,000 and $0.1 million, respectively, of variable lease cost. The total lease expense for each of the three and nine months ended September 30, 2024 was $0.1 million and $0.4 million, respectively.

Cash paid for amounts included in the lease liability for the three and nine months ended September 30, 2025 was $0.2 million and $0.5 million, respectively. Cash paid for amounts included in the lease liability for the three and nine months ended September 30, 2024 was $0.1 million and $0.4 million, respectively.

	NINE MONTHS ENDED SEPTEMBER 30,
Other Information	2025	2024
Operating cash flows used for operating leases (in thousands)	$457	$446
Weighted-average remaining lease term (years)	3.9	1.9
Weighted-average incremental borrowing rate	7.10%	7.02%

The future lease payments under non-cancelable leases at September 30, 2025, are as follows (in thousands):

2025	$156
2026	618
2027	613
2028	628
2029	426
Total future lease payments	2,441
Less: imputed interest	(432)
Total lease liability	$2,009

9. Common Stock

Common Stock

Common shares are voting and dividends may be paid when, as and if declared by the board of directors.

Common Stock Reserved

The Company has reserved the following shares of common stock for future issuance as of:

	SEPTEMBER 30, 2025	DECEMBER 31, 2024

Stock options outstanding	6,210,224	4,486,181
Unvested restricted stock	—	330,779
Shares available for future grant under stock option plan	1,939,396	2,008,379
Warrants	7,507,708	7,507,708
Pre-funded warrants	—	3,333,333
	15,657,328	17,666,380

Shelf Registration and At-the-Market Offerings

On August 5, 2022, the Company filed the 2022 Shelf with the SEC, which covered the offering, issuance, and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the 2022 Shelf. The 2022 Shelf was declared effective by the SEC on August 12, 2022 and expired on August 12, 2025. As of August 12, 2025, the Company had sold and issued 3,923,829 shares of common stock under the 2022 ATM Program, with total net proceeds of $20.9 million.

On August 14, 2025, the Company filed the 2025 Shelf with the SEC, which covers the offering, issuance, and sale by the Company of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the 2025 Shelf. The 2025 Shelf was declared effective by the SEC on August 22, 2025. As of September 30, 2025 and through November 5, 2025, the Company has not sold any shares of common stock under the 2025 ATM Program.

10. Warrants

The Company has the following warrants outstanding for the purchase of common stock as of September 30, 2025 and December 31, 2024 (except for the Pre-Funded Warrants, which had 3,333,333 shares of common stock with an exercise price of $0.01 subject to warrants outstanding as of December 31, 2024):

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

The Company recorded the Series B Warrants as a component of stockholder’s equity at the time of issuance at their estimated fair value of $2.1 million and recorded the Conditional Series B Warrants as a liability on the condensed consolidated balance sheet as the number of shares used to calculate the settlement is not a fixed number of shares. The Conditional Series B Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The Company will continue to recognize changes in the fair value of the Conditional Series B Warrants until each Conditional Series B Warrant is exercised, expires or qualifies for equity classification. The warrant liability fair value was zero and $21.7 million as of September 30, 2025 and December 31, 2024, respectively.

NC Ohio Trust Warrants

On March 20, 2019, the Company established the NC Incorporated Ohio Trust, an irrevocable trust funded by the Company. The beneficiary in the trust agreement has provided past services to the Company for more than 15 years and is a non-employee. The warrant provides the beneficiary the right to purchase 162,740 shares of the Company’s common stock, $0.01 par value at an exercise price of $1.46 per share, subject to adjustments as specified in the warrant agreement. The Company recognizes the warrants as compensation expense within the condensed consolidated statements of operations and comprehensive loss when the warrants are granted or at the service inception date if the service inception date precedes the grant date. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value previously used at the service inception date or subsequent reporting dates. As of September 30, 2025 and December 31, 2024, a grant date was not established as there was not a mutual understanding of key terms. The Company remeasures the fair value of the award at each reporting date, as the service date preceded the grant date. The value of the warrants for 162,740 shares of common stock was $0.7 million and $1.3 million as of September 30, 2025 and December 31, 2024, respectively. The value of the warrants since inception was recorded as stock compensation expense within research and development expense and a credit to stockholders’ equity (deficit) in the condensed consolidated financial statements.

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

During the nine months ended September 30, 2025, 3,328,064 shares of common stock were issued upon the cashless exercise of pre-funded warrants. As of September 30, 2025, all pre-funded warrants were exercised.

11. Stock Options, Restricted Stock and Stock-Based Compensation

Equity Incentive Plans

The Company’s 2015 Stock Plan, as amended, (the 2015 Plan) provides for the Company to sell or issue common shares or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. The 2015 Plan is administered by the board of directors and exercise prices, vesting and other restrictions are determined at its discretion. All stock option grants are non-statutory stock options except option grants to employees intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant, as determined in good faith by the board of directors at its sole discretion. Nonqualified stock options may be granted at an exercise price established by the board of directors at its sole discretion and the vesting periods may vary. Vesting periods are generally four years and are determined by the board of directors. Stock options become exercisable as they vest. Options granted under the 2015 Plan expire no more than ten years from the date of grant. As of September 30, 2025, there are no shares available for grants under the 2015 Plan and the 2015 Plan continues to govern the terms and conditions of the outstanding awards under the 2015 Plan.

On July 14, 2021, the Company’s 2021 Equity Incentive Plan (the 2021 Plan) was approved by the Company’s stockholders, and became effective upon completion of the IPO and serves as the successor to the 2015 Plan. 8,558,685 shares of common stock are reserved under the 2021 Plan, of which 1,939,396 shares remain available for future grants as of September 30, 2025.

Stock Options

Stock option activity is summarized as follows:

	NUMBER OF STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2024	4,486,181	$2.54	6.61	$27,599
Granted	2,087,150	7.76
Exercised	(217,359)	2.35
Cancelled, forfeited or expired	(145,748)	6.07
Outstanding as of September 30, 2025	6,210,224	$4.22	7.08	$11,395
Exercisable as of September 30, 2025	3,930,242	$2.87	5.95	$10,023
Unvested as of September 30, 2025	2,279,982	$6.54	9.03	$1,372

The 2015 Plan, permits participants to use common stock they previously acquired to pay for the exercise of stock options based upon the fair value on the date of exercise. In connection with the exercise of stock options to purchase 306,518 shares of our common stock at an exercise price of $1.46, option holders tendered 122,608 shares of our common stock previously acquired in consideration of the full aggregate exercise price in accordance with the terms of the option and the 2015 Plan. The shares tendered are recorded as treasury stock within the Company’s condensed consolidated financial statements at September 30, 2025.

The fair value of stock options granted was estimated on the grant date using the Black-Scholes option pricing model based on the following range of assumptions:

	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
Expected option life (years)	5.50 - 6.08	5.50 - 6.08
Risk-free interest rate	3.80% - 4.52%	3.98% - 4.32%
Expected volatility	118.46% - 121.09%	99.30% - 114.68%
Expected dividend yield	0%	0%

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The total intrinsic value of stock options exercised during the nine months ended September 30, 2025 and 2024 was $0.6 million and $3.7 million, respectively.

Restricted Stock Units

Under the terms of the restricted stock unit agreements covering the common stock, shares of common stock related to restricted stock units are subject to time-based vesting. The restricted stock units will immediately be forfeited to the Company if the relationship between the recipient and the Company ceases.

Restricted stock activity is summarized as follows:

	NUMBER OF SHARES OPTIONS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Unvested at December 31, 2024	330,779	$0.98
Granted	—	—
Vested	(330,779)	0.98
Forfeited	—	—
Unvested at September 30, 2025	—	$—

The aggregate fair value of restricted stock units that vested during the nine months ended September 30, 2025 and 2024 was $1.7 million and $7.2 million, respectively.

Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Research and development	$538	$646	$836	$2,468
General and administrative	625	538	1,691	1,600
Total stock-based compensation expense	$1,163	$1,184	$2,527	$4,068

As of September 30, 2025, total unrecognized compensation cost related to the unvested stock-based awards was $12.3 million, which is expected to be recognized over a weighted average period of 3.00 years.

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

13. Technology License Agreement

On January 20, 2018 the Company entered into an exclusive option agreement (Option Agreement) with MGB. Pursuant to the Option Agreement, the Company has obtained the exclusive right from MGB to negotiate an exclusive license to make, develop and commercialize rQNestin, a genetically modified oncolytic herpes simplex virus for the treatment of certain types of cancers. Pursuant to the Option Agreement, the Company will support a clinical trial to be conducted at MGB pursuant to the terms of a clinical trial agreement to be negotiated and the Company has committed to remitting $0.8 million in support of such clinical trial over the course of approximately three years. Upon execution of the Option Agreement, the Company remitted a non-refundable fee of $40,000 to MGB to be applied toward the Company’s on-going obligations to reimburse patent expenses. During each of the nine months ended September 30, 2025 and 2024, the Company did not expense any startup and patient fees for clinical trials performed by MGB.

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

The Company leases office space under a noncancelable operating lease expiring in 2029. The Company has standard indemnification arrangements under this lease that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the lease.

As of September 30, 2025, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

15. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was computed by dividing net loss by the weighted-average common shares outstanding for the period (in thousands, except share and per share data):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Numerator:	2025	2024	2025	2024
Net loss	$(11,269)	$(10,646)	$(8,686)	$(41,104)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	54,894,347	32,013,569	52,305,013	30,369,129
Net loss per share, basic and diluted	$(0.21)	$(0.33)	$(0.17)	$(1.35)

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

	AS OF SEPTEMBER 30,
	2025	2024
Outstanding warrants for common stock	7,507,708	7,507,708
Outstanding stock options (as converted to common stock)	6,210,224	4,601,955
Unvested restricted stock	—	1,233,032
	13,717,932	13,342,695

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

In addition to the significant expense categories included within consolidated net loss presented on the Company's condensed consolidated statements of operations and comprehensive loss, see below for disaggregated amounts that comprise research and development and general and administrative expenses:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Operating expenses:
Research and development:
Clinical development	$3,847	$2,200	$8,143	$3,947
Employee-related	3,666	2,634	8,775	8,773
Facility and equipment costs	674	385	1,542	1,141
Pre-clinical research	117	97	361	298
Other research and development segment expenses	157	100	647	338
Total research and development	8,461	5,416	19,468	14,497
General and administrative:
Employee-related	1,946	1,678	5,607	5,184
Professional and consulting fees	1,207	1,200	4,445	4,076
Commercial readiness	1,150	—	1,625	—
Other general and administrative segment expenses (1)	443	463	1,369	1,473
Total general and administrative	4,746	3,341	13,046	10,733
Total operating expenses	13,207	8,757	32,514	25,230
Loss from operations	(13,207)	(8,757)	(32,514)	(25,230)
Interest income	953	236	2,813	796
Interest expense	(161)	(487)	(703)	(1,700)
Change in fair value of warrant liability	1,146	(1,638)	21,718	(14,970)
Net loss	$(11,269)	$(10,646)	$(8,686)	$(41,104)

(1) Other general and administrative segment expenses primarily consist of insurance, occupancy, and information technology costs.

17. Subsequent Events

Loan and Security Agreement

On October 14, 2025, the Company entered into a Loan and Security Agreement (the Trinity LSA) with the lenders party thereto (the Lenders) and Trinity Capital Inc., as administrative agent and collateral agent (the Agent).

Under the Trinity LSA, the Lenders agreed to extend debt capital to the Company, at the Company's request, in the form of a term loan, in tranches totaling an aggregate principal amount of up to $130.0 million as follows: (a) at closing, the aggregate principal amount of $50.0 million (the First Tranche), (b) until May 30, 2027, subject to the achievement of certain regulatory, clinical and operational milestones by March 31, 2027, the aggregate principal amount of $20.0 million (the Second Tranche), (c) following funding of the Second Tranche, until February 28, 2028, subject to the achievement of certain regulatory and operational milestones by December 31, 2027, the aggregate principal amount of $30.0 million (the Third Tranche), and (d) following funding of the Third Tranche, in Lenders’ sole discretion, the aggregate principal amount of $30.0 million (the Fourth Tranche and collectively with the First Tranche, the Second Tranche and the Third Tranche, the Tranches). The obligations of the Lenders to extend such debt capital are subject to certain conditions precedent described in the Trinity LSA. The Company is required to pay a commitment fee of 1.0% of the amount drawn, plus related documentation and funding fees, in connection with each drawdown. On October 14, 2025, (the Closing Date), the Company drew down the First Tranche. The Company’s obligations under the facility are secured by a first priority security interest in substantially all assets of the Company.

All Tranches will mature on October 1, 2030 (the Maturity Date), unless earlier accelerated under the terms of the Trinity LSA. At maturity, the Company is required to repay the then-outstanding principal amount, together with any accrued and unpaid interest thereon. In addition, at maturity or early termination of the Trinity LSA, the Company is required to pay the Lenders an additional 4.25% of the amounts drawn down by the Company under the Trinity LSA.

Interest accrues on the Tranches that the Company has drawn down at a floating rate per annum, calculated based on a 360-day year, equal to the greater of (a) the sum of (i) The Wall Street Journal Prime Rate and (ii) 3.0%, and (b) 9.75%. The initial interest rate is 10.25% per annum. For the first 36 months after the Closing Date, the Company is required to make monthly payments of interest only in arrears. Upon the achievement of a certain commercial milestone by June 30, 2028, the Interest Only Period will be extended by twelve months. In the event of such extension of the Interest Only Period, the duration of the Amortization Period will decrease by the same amount. In any event, the total term of all Tranches shall not exceed 60 months.

The Company may voluntarily prepay the outstanding loan balance at any time, in whole or in part, subject to the payment of prepayment premiums and payment of the Exit Fee on the principal amount then prepaid. If prepayment occurs on or before the first anniversary of the Closing Date, the premium shall equal 3.0% of the principal being repaid. Thereafter, if prepayment occurs on or before the second anniversary of the Closing Date, the premium shall equal 2.0% of the principal being repaid. Thereafter, if prepayment occurs on or before the Maturity Date, the premium shall equal 1.0% of the principal being repaid.

The Trinity LSA contains customary affirmative and negative covenants, including with respect to notice obligations, limitations on new indebtedness, liens, investments and transactions with affiliates of the Company, restrictions on the payment of dividends, maintenance of collateral and accounts and maintenance of insurance. The Trinity LSA also contains financial covenants requiring, if the Company’s market capitalization is less than $550 million, the Company to maintain minimum cash and cash equivalents pledged to secure the obligations under the Trinity LSA, less certain accounts payable, of at least (i) beginning from July 1, 2026 through the date, that the Company has raised at least $95 million in unrestricted net cash proceeds from one or more bona fide equity financings and/or upfront proceeds from business development after the Closing Date, 67.5% of all of the aggregate principal amount of outstanding obligations under the Trinity LSA, and (ii) beginning from the earlier of (x) October 1, 2027 and (ii) the date upon which the Company receives written notice of certain regulatory outcomes, through the date that the Company obtains certain regulatory approvals, 75% of the aggregate outstanding principal amount of the obligations under the Trinity LSA.

The Company used a portion of the proceeds from the First Tranche to repay the SVB Loan Agreement on the Closing Date.

Lender Warrants

In connection with the drawdown of any Tranche, the Company is required to issue to the Lenders warrants (the Lender Warrants) to purchase shares of the Company’s common stock, $0.01 par value per share (the Common Stock). The exercise price for the Lender Warrants shall be equal to $5.89 per share. The number of shares of common stock for which each Lender Warrant is exercisable is equal to 3.0% of the applicable drawn down amount, divided by the exercise price. The Lender Warrants shall have a term of ten years from the date of issuance and shall permit cashless net exercise, all in accordance with their terms. In connection with the drawdown of the First Tranche, the Company issued a Lender Warrant to purchase up to 254,642 shares of Common Stock.

Warrant Amendment

On October 14, 2025, the Company entered into an amendment to the terms of the Series B Warrants and the Conditional Series B Warrants which, among other things, extends the expiration date from November 2025 to September 2027. The Company expects the amendment to result in an increase to the recorded fair value of the warrant liability in the fourth quarter of 2025.

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
o
The primary goal of curative treatment for localized prostate cancer is complete tumor eradication, as outlined by National Comprehensive Cancer Network (NCCN) guidelines. However, up to 30% of intermediate-to-high-risk patients experience recurrence despite radical therapy, and salvage treatments often carry significant side effects and limited efficacy. Recurrence beyond two years post-treatment is strongly linked to need for salvage anti-cancer therapies, higher rates of metastasis, and prostate cancer-specific mortality after prolonged follow up (>10 years). Studies also show that patients prioritize the perception of being cancer-free and are often willing to risk long-term complications to achieve this. Fear of recurrence remains prevalent, especially after biochemical failure (Hoffman RM et al. Cancer 2003;97:1653-62 ; Jayadevappa R et al. J Clin Oncol 2019;37:964-73 ; Nilsson R et al. Eur Urol Open Sci 2021;25:44-51). Therefore, this study aimed to assess whether adding CAN-2409 plus valacyclovir to standard of care (SoC) radiotherapy could improve disease-free survival (DFS) in patients pursuing curative treatment—a primary endpoint established in the SPA with the FDA. We completed enrollment of this trial in September 2021.
▪
In December 2024, we announced positive topline data from our phase 3 clinical trial. This randomized, double-blind, placebo-controlled, multicenter clinical trial enrolled 745 patients (intent to treat population (ITT)) to evaluate the effectiveness and safety of CAN-2409 plus prodrug (valacyclovir) viral immunotherapy in combination with SoC external beam radiation therapy to improve DFS in patients with intermediate-to-high-risk, localized prostate cancer. Patients were randomized 2:1 (496 in CAN-2409+prodrug and 249 in placebo +prodrug). Both arms received standard of care external beam radiation therapy (EBRT) +/- short course androgen deprivation therapy (ADT) (≤6 months) and were stratified by NCCN risk group and ADT use. Three intraprostatic injections of CAN-2409 (5x10 11vp/2mL) or placebo were administered, each followed by 14 days of prodrug.
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
▪
The study met its primary endpoint, demonstrating a statistically significant improvement in DFS in patients in the CAN-2409 arm compared to the placebo arm. Key topline results include:
•
The primary endpoint, as agreed with the FDA under a SPA, was met: statistically significant improvement in DFS for CAN-2409 plus radiation therapy (n=496) vs. placebo plus radiation therapy (n=249) (p=0.0155; HR 0.70;95% CI; 0.52 to 0.94). Median DFS was not reached for the CAN-2409 treatment arm vs. 86.1 months in the placebo arm
•
This result was supported by secondary and exploratory endpoints:
o
Statistically significant improvement in prostate cancer-specific DFS (exclusion of non-prostate cancer related deaths) in the CAN-2409 arm vs. placebo (p=0.0046; HR 0.62, 95% CI 0.44 to 0.87)
o
Exploratory subset analysis showed that prostate cancer-specific improvement in DFS was observed, independent of the use of short-term ADT
o
Statistically significant increase in the proportion of patients achieving a prostate-specific antigen (PSA) nadir (<0.2 ng/ml) was observed in the CAN-2409 arm compared to the placebo control arm (67.1% vs. 58.6%, respectively; p=0.0164)
o
Statistically significant increase in the proportion of patients with a pathological complete response in 2-year post-treatment biopsies (80.4% in the CAN-2409 arm vs. 63.6% observed in the control arm; p=0.0015)
▪
CAN-2409 was generally well tolerated. The most common CAN-2409-related adverse events were flu-like symptoms, fever and chills, which were generally mild to moderate in severity and self-limited. There was no increase in serious adverse events after CAN-2409 administration vs. placebo.
▪
In May 2025, after submission of the topline data to the FDA, we announced that the FDA granted Regenerative Medicine Advanced Therapy (RMAT) designation for CAN-2409 for the treatment of newly diagnosed, localized prostate cancer in patients with intermediate-to-high-risk disease.
▪
In June 2025, the results from the positive phase 3 clinical trial of CAN-2409 in patients with intermediate-to-high-risk, localized prostate cancer were presented in an oral session at the 2025 American Society of Clinical Oncology Annual Meeting.
▪
In September 2025, we presented subgroup analysis of the phase 3 clinical trial during the 2025 Annual Meeting of the American Society for Radiation Oncology (ASTRO). The data demonstrated that the efficacy of CAN-2409 on DFS and prostate-specific DFS was independent of the type of radiotherapy used (conventional EBRT vs. moderate hypofractionated EBRT). For moderate EBRT, the hazard ratio (HR) was 0.52 (95% CI: 0.30–0.93), and for conventional EBRT, the HR was 0.76 (95% CI: 0.53–1.07). Subgroup analyses of prostate cancer-specific DFS demonstrated that CAN-2409 outperformed standard of care across all categories, with HRs ranging from 0.49 in intermediate-favorable to 0.69 in high-risk patients.
▪
We expect to announce supportive data on prostate cancer-specific outcomes (prostate cancer-specific DFS, time to salvage anti-cancer therapy, and time to metastasis) after extended follow-up in the second quarter of 2026. In addition, we expect to announce immunological biomarker data from a supportive experimental medicine clinical trial of CAN-2409 in localized prostate cancer in the third quarter of 2026. We are in ongoing dialogue with the FDA in preparation for the Company’s anticipated submission of a Biologics License Application for CAN-2409 in prostate cancer in the fourth quarter of 2026.
o
A phase 2 randomized, double-blind, placebo-controlled clinical trial in the United States evaluating patients with low-to-intermediate risk, localized prostate cancer undergoing active surveillance. We completed enrollment of this trial in May 2019.
▪
In December 2024, we reported that this phase 2 clinical trial of CAN-2409 monotherapy in 190 patients with low-to-intermediate risk localized prostate cancer undergoing active surveillance showed a trend toward improvement in time to radical treatment and the percentage of patients achieving negative (prostate cancer-free) biopsies at 1-year post-treatment. However, these differences did not reach statistical significance, which might be explained by 1) the fact that the study was not statistically powered for the primary endpoint (progression-free survival), 2) ~70% of patients had low-risk disease (which makes it more difficult to detect a treatment effect), 3) patients received only 2 administrations of CAN-2409 rather than 3 as used in the phase 3 clinical trial described above, and 4) patients did not receive radiotherapy (preclinical models of prostate cancer have shown synergy between CAN-2409 and radiotherapy in this specific indication). CAN-2409 was generally well tolerated. The most common CAN-2409-related adverse events were flu-like symptoms, fever and chills, which were generally mild to moderate in severity and self-limited.
•
Non-Small Cell Lung Cancer (NSCLC)
o
An open-label phase 2a clinical trial in the United States evaluating CAN-2409 plus valacyclovir in combination with continued PD-(L)1 checkpoint inhibitors in patients with stage III/IV NSCLC who have inadequate response to front line PD-(L)1 checkpoint inhibitor treatments. In April 2023, we announced that the FDA granted Fast Track Designation for CAN-2409 plus valacyclovir in combination with pembrolizumab in order to improve survival or delay progression in patients with unresectable stage III or stage IV NSCLC, who are resistant to first line PD-(L)1 inhibitor therapy and who do not have activating molecular driver mutations or have progressed on directed molecular therapy. These patients historically have had an expected median overall survival (mOS) of <12 months when treated with SoC second-line chemotherapy (Reckamp K et al. J Clin Onc 2022;40:2295-2306). The aim of the CAN-2409 immunotherapy antitumor strategy is to improve overall survival beyond the median of 12 months in patients treated with two CAN-2409 injections and raise the long tail of survival.
o
In March 2025, we announced overall survival data from this phase 2a clinical trial of CAN-2409 in NSCLC:
▪
In patients with an inadequate response to immune checkpoint inhibitor (ICI) treatment who received 2 CAN-2409 plus valacyclovir courses (Cohort 1+2, per protocol population, n=46), mOS was 24.5 months.
▪
In patients with progressive disease, despite ICI treatment (Cohort 2, per protocol population, n=41), mOS was 21.5 months, which is markedly longer than the 9.8–11.8 months of survival reported in published literature in a similar patient population receiving standard of care of docetaxel second-line chemotherapy (Paz-Ares LG et al, J Clin Oncol 2024;42:2860-2872 ; Ahn MJ et al, J Clin Onc 2024;43:260-272).
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
o
Based on these positive findings, we plan to initiate a pivotal phase 3 clinical trial of CAN-2409 in patients with progressive, metastatic, non-squamous NSCLC despite ICI treatment in the second quarter of 2026.
o
We expect to announce updated data on OS and long-term survival analysis in the first quarter of 2026.
•
Pancreatic Cancer
o
We conducted a randomized controlled phase 2a clinical trial in the United States and Mexico evaluating the activity of CAN-2409 in borderline resectable pancreatic ductal adenocarcinoma (PDAC). In December 2023, we announced that the FDA granted Fast Track Designation for CAN-2409 plus valacyclovir for the treatment of patients with PDAC to improve overall survival. In April 2024, we announced updated positive overall survival data, supported by biomarker data, and also announced that the FDA has granted Orphan Drug Designation for CAN-2409 for the treatment of PDAC. In July 2025, we announced that the European Medicines Agency (EMA) has granted Orphan Designation for CAN-2409 for the treatment of pancreatic cancer.
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
▪
Median post-progression survival was 21.2 months in CAN-2409 treated patients vs. 6.4 months in the control arm.
▪
In October 2025, we decided to pause on further clinical development of CAN-2409 in PDAC, in the context of portfolio prioritization, unless externally funded through a grant or other non-dilutive external funding.

Our lead HSV-based product candidate, CAN-3110 (linoserpaturev), is currently being evaluated in an ongoing investigator-sponsored phase 1b clinical trial in the initial target indication of recurrent high-grade glioma (HGG). Patients recruited in this study have previously failed SoC treatment and have a poor prognosis (expected overall survival < 6-9 months). In February 2024, we announced that the FDA granted Fast Track Designation for CAN-3110 for the treatment of patients with recurrent HGG to improve overall survival. In May 2024, we also announced that the FDA granted Orphan Drug Designation for CAN-3110 for the treatment of recurrent HGG.

In October 2023, we published an article in Nature that reported extended overall survival associated with immune activation in patients with recurrent HGG treated with CAN-3110. Notably, new data reported an increased survival in the 66% of patients with positivity for anti-HSV1 antibodies (mOS of 14.2 months). Immune status was positively associated with survival both in patients with pre-existing HSV1 antibodies (pre-treatment) and in 33% of patients who, while negative at baseline, developed anti-HSV1 antibodies after a single injection of CAN-3110. Clinical responses were observed in both injected and uninjected lesions in patients with multifocal disease. Significant tumor responses were observed in both arm A and arm B of this study. Analysis of post-treatment samples demonstrated evidence of persistent HSV antigen expression and replication in both injected and uninjected tumor tissue associated with CD8+ T cell infiltration. The extent of immune activation, measured by gene profiling and quantification of immune cells in post-treatment specimens, was associated with the presence of anti-HSV1 antibodies and survival. Survival was also associated with the diversity of the T cell repertoire in circulating T cells, suggesting that patients who were able to mount a diverse immune response against the virus and tumor antigens released during the oncolytic process after CAN-3110 administration, had improved survival.

We are conducting an extension of the clinical trial (arm C), in which patients with recurrent glioblastoma receive a repeat dosing regimen of CAN-3110 (up to six injections over four months). Clinical data from arm C will help evaluate whether multiple injections could further improve survival. This clinical trial extension is supported by the Break Through Cancer foundation. In October 2024, at the 16th Annual International Oncolytic Virotherapy Conference (IOVC), we presented initial clinical and biomarker data from Arm C of the CAN-3110 trial. The principal investigator reported improved survival compared to historical controls in patients receiving multiple injections of CAN-3110. Post-treatment biopsies showed a near absence of tumor cells with dense lymphocyte infiltration, particularly in patients with post-treatment MRI enhancement, consistent with radiologic pseudo-progression. These findings were confirmed in a Science Translational Medicine manuscript published in October 2025, which followed two patients from Arm C through 97 serial tumor biopsies. Follow-up samples revealed extensive immune-mediated remodeling of the tumor microenvironment, characterized by dense lymphocyte infiltration and extensive tumor necrosis (death). One patient achieved a complete pathological response, with clearance of tumor cells from post-treatment biopsies. In contrast, MRI scans for both patients showed apparent tumor enlargement (pseudo-progression), underscoring that conventional imaging criteria may underestimate CAN-3110’s immunologic activity. These results underscore the limitations of conventional imaging in evaluating the response to viral immunotherapy and highlight the importance of overall survival data, supported by histology.

In October 2025, we also announced positive, final overall survival data for Arm A and Arm B as of August 15, 2025. The updated mOS was 11.8 months for arm A (n=41) (CI: 8.3–14.9) and 12.0 months for arm B (n=9) (CI: 10.0–NA) respectively, after a single injection of CAN-3110. One patient from arm A and one patient from arm B were still alive after prolonged follow-up (59.2 and 42.4 months, respectively, after CAN-3110 administration).

At the time of data cutoff, 9 patients in arm C had received multiple administrations of CAN-3110. At the 1×10⁸ plaque-forming unit (PFU) dose, 3 patients received 4 injections, 1 patient received 5 injections, and 2 patients received 6 injections. At the 1×10⁷ PFU dose, 1 patient received 4 injections, and 2 patients received 5 injections. Median follow-up was 8.9 months. Four out of 9 patients were alive at the time of data cutoff (range 3.1-28.2 months after initiation of CAN-3110 treatment). Five patients had died, of which 3 died more than one year after initiation of CAN-3110 treatment (range 5.5-21.8 months). With a short follow up time for the most recently dosed patients and 2 additional patients still to be enrolled in arm C, we expect to present mature mOS data and an update on long-term survivors in the fourth quarter of 2026.

In November 2024, during the SITC 2024 Annual Meeting, we presented data demonstrating the antitumor activity of CAN-3110 in preclinical models of melanoma, a tumor characterized by high Nestin expression, frequent loss-of-function in CDKN2A, and alterations in the Ras-Raf signaling pathway. This data supports the potential to expand the evaluation of CAN-3110 into tumors beyond recurrent HGG, creating a potential pipeline in a product.

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

We currently own development and commercialization rights for all our programs in major markets, including the United States, Europe and Asia, allowing us to control development and seek approval in these areas as we prepare our commercialization efforts.

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

On August 5, 2022, we filed a shelf registration statement on Form S-3 (as amended to date, the 2022 Shelf) with the U.S. Securities and Exchange Commission (SEC), which covered the offering, issuance, and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the 2022 Shelf (the 2022 ATM Program). The 2022 Shelf was declared effective by the SEC on August 12, 2022 and expired on August 12, 2025. As of August 12, 2025, we had sold and issued 3,923,829 shares of common stock under the 2022 ATM Program, with total net proceeds of $20.9 million.

On December 16, 2024, we issued and sold 12,000,001 shares of common stock at a price to the public of $6.00 per share and pre-funded warrants to purchase up to an aggregate of 3,333,333 shares of common stock at a price to the public of $5.99 per pre-funded warrant to purchase one share of the common stock for aggregate gross proceeds of approximately $92.0 million (the 2024 Follow-On Offering). We received approximately $85.9 million in net proceeds from the 2024 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. During the nine months ended September 30, 2025, 3,328,064 shares of common stock were issued upon the exercise of the pre-funded warrants. As of September 30, 2025, all pre-funded warrants were exercised.

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

On August 14, 2025, we filed a shelf registration statement on Form S-3 (the 2025 Shelf) with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the 2025 Shelf (the 2025 ATM Program). The 2025 Shelf was declared effective by the SEC on August 22, 2025. As of September 30, 2025 and through November 5, 2025, we have not sold any shares of common stock under the 2025 ATM Program.

Our cash and cash equivalents were $87.0 million as of September 30, 2025. In October 2025, we entered into a loan and security agreement described below within Liquidity and Capital Resources. We believe our existing cash and cash equivalents plus the proceeds from the loan and security agreement will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027.

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

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support our continued clinical development and manufacturing activities and to meet the requirements of a public company. We expect to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Interest Income

Interest income primarily consists of amounts earned on investment of cash equivalents.

Interest Expense

Interest expense primarily consists of interest expense on our debt under our Loan Agreement with SVB.

Change in Fair Value of Warrant Liability

In connection with the November 13, 2018 issuance of Series B preferred stock we issued warrants to the purchasers of the Series B preferred stock, to purchase up to 7,344,968 shares of our common stock with an exercise price of $6.81 per share. On October 14, 2025, the Company entered into an amendment (the Warrant Amendment) with holders, including affiliates of Paul Manning and Chris Martell, who are directors of the Company, of the Series B Warrants and the Conditional Series B Warrants. Pursuant to the Warrant Amendment, the holders agreed (i) to extend the expiration date of the Series B Warrants and the Conditional Series B Warrants from November 2025 to September 2027; (ii) to irrevocably release the Company and its directors, officers and affiliates (collectively, the Releasees) from any and all claims that the holders may have against the Releasees related to any alleged breach of or wrongful act under that certain Series B Preferred Stock Purchase Agreement dated November 13, 2018 by and between the Company and PBM ADV Holdings, LLC (the Purchase Agreement) and the issuance of shares of the Company’s Series B preferred stock or existing warrants under the Purchase Agreement; (iii) to not, during the six months following the Warrant Amendment, (x) transfer or dispose of any shares of Common Stock or any securities convertible into or exercisable or exchangeable for Common Stock, or (y) enter into any swap or other arrangement that transfers to another any of the economic consequences of ownership of such securities, subject to certain exceptions set forth in the Warrant Amendment; and (iv) that, if requested by the underwriters in any equity financing transaction undertaken by the Company prior to September 30, 2027, to execute a standard lock-up agreement in connection with such equity financing.

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

Realization of future tax benefits is dependent on many factors, including our ability to generate taxable income within the NOL period. Our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and certain tax credits. Management has considered our history of cumulative net losses incurred since inception, as well as our lack of product revenue since inception, and has determined that it is more likely than not that we will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at September 30, 2025 and December 31, 2024.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2025	2024	CHANGE
Operating expenses:
Research and development	$8,461	$5,416	$3,045
General and administrative	4,746	3,341	1,405
Total operating expenses	13,207	8,757	4,450
Loss from operations	(13,207)	(8,757)	(4,450)
Interest income	953	236	717
Interest expense	(161)	(487)	326
Change in fair value of warrant liability	1,146	(1,638)	2,784
Net loss	$(11,269)	$(10,646)	$(623)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE
	2025	2024	(DECREASE)
Clinical development	$3,847	$2,200	$1,647
Employee-related	3,666	2,634	1,032
Depreciation and loss on sale and disposal of fixed assets	520	241	279
Occupancy	154	144	10
Pre-clinical research	117	97	20
Other	157	100	57
	$8,461	$5,416	$3,045

Research and development expenses increased $3.1 million from $5.4 million for the three months ended September 30, 2024 to $8.5 million for the three months ended September 30, 2025. The increase was primarily attributable to a $1.6 million increase in clinical development costs driven by increased manufacturing and regulatory costs for CAN-2409 programs, a $1.0 million increase in employee-related expenses, and a $0.3 million increase in depreciation, impairment and loss on sale and disposal of fixed assets.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE
	2025	2024	(DECREASE)
Employee-related	$1,946	$1,678	$268
Professional and consulting fees	1,207	1,200	7
Commercial readiness	1,150	—	1,150
Insurance	235	281	(46)
Occupancy	41	51	(10)
Other	167	131	36
	$4,746	$3,341	$1,405

General and administrative expenses increased $1.4 million from $3.3 million for the three months ended September 30, 2024 to $4.7 million for the three months ended September 30, 2025. The increase was primarily attributable to a $1.2 million increase in commercial readiness costs and a $0.3 million increase in employee-related expenses.

Interest Income

Interest income was $1.0 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and primarily represents earnings on our cash equivalents. The increase in interest income is the result of interest being generated on a greater cash equivalents balance for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Interest Expense

Interest expense was $0.2 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively, and represents interest expense on our outstanding debt obligations. The decrease in interest expense is the result of a lower outstanding balance on the term loan payable to Silicon Valley Bank (SVB) for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Change in Fair Value of Warrant Liability

The change in fair value of our warrant liability was a decrease of $1.1 million for the three months ended September 30, 2025, compared to an increase of $1.6 million for the three months ended September 30, 2024. The change in fair value of the warrant liability is primarily driven by the remaining contractual term, lower volatility and changes in the underlying value of our stock price.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	CHANGE
Operating expenses:
Research and development	$19,468	$14,497	$4,971
General and administrative	13,046	10,733	2,313
Total operating expenses	32,514	25,230	7,284
Loss from operations	(32,514)	(25,230)	(7,284)
Interest income	2,813	796	2,017
Interest expense	(703)	(1,700)	997
Change in fair value of warrant liability	21,718	(14,970)	36,688
Net loss	$(8,686)	$(41,104)	$32,418

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE
	2025	2024	(DECREASE)
Employee-related	$8,775	$8,773	$2
Clinical development	8,143	3,947	4,196
Depreciation, impairment and loss on sale and disposal of fixed assets	1,096	736	360
Occupancy	446	405	41
Pre-clinical research	361	298	63
Recruiting	217	—	217
Other	430	338	92
	$19,468	$14,497	$4,971

Research and development expenses increased $5.0 million from $14.5 million for the nine months ended September 30, 2024 to $19.5 million for the nine months ended September 30, 2025. The increase was primarily attributable to a $4.2 million increase in clinical development costs driven by increased manufacturing and regulatory costs for CAN-2409 programs and a $0.4 million increase in depreciation, impairment and loss on the sale and disposal of fixed assets.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE
	2025	2024	(DECREASE)
Employee-related	$5,607	$5,184	$423
Professional and consulting fees	4,445	4,076	369
Commercial readiness	1,625	—	1,625
Insurance	766	922	(156)
Occupancy	139	142	(3)
Other	464	409	55
	$13,046	$10,733	$2,313

General and administrative expenses increased $2.3 million from $10.7 million for the nine months ended September 30, 2024 to $13.0 million for the nine months ended September 30, 2025. The increase was primarily attributable to a $1.6 million increase in commercial readiness costs, a $0.4 million increase in employee-related expenses, and a $0.4 million increase in professional and consulting fees.

Interest Income

Interest income was $2.8 million and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively, and primarily represents earnings on our cash equivalents. The increase in interest income is the result of interest being generated on a greater cash equivalents balance for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Interest Expense

Interest expense was $0.7 million and $1.7 million for the nine months ended September 30, 2025 and 2024, respectively, and represents interest expense on our outstanding debt obligations. The decrease in interest expense is the result of a lower outstanding balance on the term loan payable to SVB for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Change in Fair Value of Warrant Liability

The change in fair value of our warrant liability was a decrease of $21.7 million for the nine months ended September 30, 2025, compared to an increase of $1.6 million for the nine months ended September 30, 2024. The change in fair value of the warrant liability is primarily driven by the remaining contractual term, lower volatility and changes in the underlying value of our stock price.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials for our product candidates, developing our manufacturing capabilities which may include the cost of establishing a relationship with contract manufacturers to support commercial launch of our product candidate CAN-2409 and costs associated with equipping our laboratory and manufacturing facility to support clinical trials and commercialization and providing general and administrative support for our operations, including the cost associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. As of September 30, 2025, we had cash and cash equivalents of $87.0 million. In October 2025, we entered into a loan and security agreement described below. Based on current plans and assumptions, we expect that our existing cash and cash equivalents plus the proceeds from the loan and security agreement will be sufficient to fund our current operating plan into the first quarter of 2027, including the initiation of a pivotal phase 3 clinical trial of CAN-2409 in NSCLC in the second quarter of 2026. We will require additional capital to complete the phase 3 trial for CAN-2409 in NSCLC or to further advance the development of CAN-3110 beyond the current trials and to complete the clinical development of, or commercialize, any of our product candidates or programs.

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from government grants and proceeds from the sale of convertible notes, common stock, and our convertible preferred stock. As of September 30, 2025, we have raised approximately $291.6 million of gross proceeds from such transactions, including $15.6 million of government grants, $66.1 million from the sale of convertible preferred stock, $207.6 million from the sale of our common stock and accompanying pre-funded warrants, and $2.3 million from stock option exercises. Our cash and cash equivalents totaled $87.0 million as of September 30, 2025. We had $5.2 million of debt as of September 30, 2025.

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

The term loans bear interest at a floating rate per annum equal to the greater of (A) 5.75% and (B) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.50%. We are required to make monthly interest payments, and commencing on February 1, 2024, 24 consecutive installments of principal plus monthly payments of accrued interest. The term loans mature on January 1, 2026. Upon repayment in full of the term loans, we will be required to pay a final payment fee equal to 4.50% of the original principal amount of any funded term loan being repaid. The Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB term loans, subject to a prepayment premium of 1% to 3% based upon the timing of the prepayment. As of September 30, 2025, $4.2 million of indebtedness was outstanding under the Loan Agreement.

We used a portion of the proceeds from the First Tranche of the Trinity LSA (defined below) to repay the Loan Agreement in full on October 14, 2025.

On August 5, 2022, we filed the 2022 Shelf with the SEC, which covered the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the 2022 Shelf. The 2022 Shelf was declared effective by the SEC on August 12, 2022 and expired on August 12, 2025. As of August 12, 2025, we had sold and issued 3,923,829 shares of common stock under the 2022 ATM Program, with total net proceeds of $20.9 million.

In connection with the 2024 Follow-On Offering, we issued and sold 12,000,001 shares of common stock at a price to the public of $6.00 per share and pre-funded warrants to purchase up to an aggregate of 3,333,333 shares of common stock at a price to the public of $5.99 per pre-funded warrant to purchase one share of the common stock for aggregate gross proceeds of approximately $92.0 million. We received approximately $85.9 million in net proceeds from the 2024 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. During the nine months ended September 30, 2025, 3,328,064 shares of common stock were issued upon exercise of the pre-funded warrants. As of September 30, 2025, all pre-funded warrants were exercised.

In connection with the Registered Direct Offering, we issued and sold 3,221,395 shares of common stock at a price per share of $4.67 to the purchasers for aggregate gross proceeds of approximately $15.0 million, before deducting offering expenses payable by us. We received approximately $14.3 million in net proceeds from the Registered Direct Offering after deducting offering expenses.

On August 14, 2025, we filed the 2025 Shelf with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the 2025 Shelf. The 2025 Shelf was declared effective by the SEC on August 22, 2025. As of September 30, 2025 and through November 5, 2025, we have not sold any shares of common stock under the 2025 ATM Program.

On October 14, 2025, we entered into a Loan and Security Agreement (the Trinity LSA) with the lenders party thereto (the Lenders) and Trinity Capital Inc., as administrative agent and collateral agent (the Agent).

Under the Trinity LSA, the Lenders agreed to extend debt capital to us, at our request, in the form of a term loan, in tranches totaling an aggregate principal amount of up to $130.0 million as follows: (a) at closing, the aggregate principal amount of $50.0 million (the First Tranche), (b) until May 30, 2027, subject to the achievement of certain regulatory, clinical and operational milestones by March 31, 2027, the aggregate principal amount of $20.0 million (the Second Tranche), (c) following funding of the Second Tranche, until February 28, 2028, subject to the achievement of certain regulatory and operational milestones by December 31, 2027, the aggregate principal amount of $30.0 million (the Third Tranche), and (d) following funding of the Third Tranche, in Lenders’ sole discretion, the aggregate principal amount of $30.0 million (the Fourth Tranche and collectively with the First Tranche, the Second Tranche and the Third Tranche, the Tranches). The obligations of the Lenders to extend such debt capital are subject to certain conditions precedent described in the Trinity LSA. We are required to pay a commitment fee of 1.0% of the amount drawn, plus related documentation and funding fees, in connection with each drawdown. On October 14, 2025, (the Closing Date), we drew down the First Tranche. Our obligations under the facility are secured by a first priority security interest in substantially all of our assets.

All Tranches will mature on October 1, 2030 (the Maturity Date), unless earlier accelerated under the terms of the Trinity LSA. At maturity, we are required to repay the then-outstanding principal amount, together with any accrued and unpaid interest thereon. In addition, at maturity or early termination of the Trinity LSA, we are is required to pay the Lenders an additional 4.25% of the amounts drawn down by us under the Trinity LSA.

Interest accrues on the Tranches that we have drawn down at a floating rate per annum, calculated based on a 360-day year, equal to the greater of (a) the sum of (i) The Wall Street Journal Prime Rate and (ii) 3.0%, and (b) 9.75%. The initial interest rate is 10.25% per annum. For the first 36 months after the Closing Date, we are required to make monthly payments of interest only in arrears. Upon the achievement of a certain commercial milestone by June 30, 2028, the Interest Only Period will be extended by twelve months. In the event of such extension of the Interest Only Period, the duration of the Amortization Period will decrease by the same amount. In any event, the total term of all Tranches shall not exceed 60 months.

We may voluntarily prepay the outstanding loan balance at any time, in whole or in part, subject to the payment of prepayment premiums and payment of the Exit Fee on the principal amount then prepaid. If prepayment occurs on or before the first anniversary of the Closing Date, the premium shall equal 3.0% of the principal being repaid. Thereafter, if prepayment occurs on or before the second anniversary of the Closing Date, the premium shall equal 2.0% of the principal being repaid. Thereafter, if prepayment occurs on or before the Maturity Date, the premium shall equal 1.0% of the principal being repaid.

The Trinity LSA contains customary affirmative and negative covenants, including with respect to notice obligations, limitations on new indebtedness, liens, investments and transactions with our affiliates, restrictions on the payment of dividends, maintenance of collateral and accounts and maintenance of insurance. The Trinity LSA also contains financial covenants requiring, if our market capitalization is less than $550 million, we maintain minimum cash and cash equivalents pledged to secure the obligations under the Trinity LSA, less certain accounts payable, of at least (i) beginning from July 1, 2026 through the date, that we have raised at least $95 million in unrestricted net cash proceeds from one or more bona fide equity financings and/or upfront proceeds from business development after the Closing Date, 67.5% of all of the aggregate principal amount of outstanding obligations under the Trinity LSA, and (ii) beginning from the earlier of (x) October 1, 2027 and (ii) the date upon which we receive written notice of certain regulatory outcomes, through the date that the we obtain certain regulatory approvals, 75% of the aggregate outstanding principal amount of the obligations under the Trinity LSA.

In connection with the drawdown of any Tranche, we are required to issue to the Lenders warrants (the Lender Warrants) to purchase shares of our common stock, $0.01 par value per share. The exercise price for the Lender Warrants shall be equal to $5.89 per share. The number of shares of common stock for which each Lender Warrant is exercisable is equal to 3.0% of the applicable drawn down amount, divided by the exercise price. The Lender Warrants shall have a term of ten years from the date of issuance and shall permit cashless net exercise, all in accordance with their terms. In connection with the drawdown of the First Tranche, we issued a Lender Warrant to purchase up to 254,642 shares of Common Stock.

As of September 30, 2025, we had an accumulated deficit of $200.9 million and have not generated any product sales. We do not know when, or if, we will generate revenue from product sales. We will not generate significant revenue from product sales unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical and contract manufacturing costs, legal and other regulatory expenses, and general overhead costs. We expect that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to risks in the development of our products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
Net cash used in operating activities	$(27,743)	$(21,209)
Net cash used in investing activities	(151)	(13)
Net cash provided by financing activities	12,203	2,367
Net decrease in cash, cash equivalents and restricted cash	$(15,691)	$(18,855)

Cash Flows for the nine months ended September 30, 2025 and 2024

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $27.7 million, consisting primarily of net loss of $8.7 million and non-cash income of $17.7 million, primarily related to the $21.7 million change in the fair value of our warrant liability and partially offset by non-cash stock compensation. Net cash used in operating activities was also impacted by $1.4 million in changes in operating assets and liabilities, primarily driven by an increase of $1.7 million in prepaid expenses and other current assets and a decrease of $0.4 million in lease liability, partially offset by an increase of $0.8 million in accounts payable.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $0.2 million and consisted primarily of the purchase of fixed assets.

Net cash used in investing activities for the nine months ended September 30, 2024 was $13,000 and consisted of the purchase of fixed assets.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $12.2 million and consisted primarily of $14.3 million of net proceeds from the issuance of common stock in the Registered Direct Offering, after deducting expenses payable by us, $5.0 million of net proceeds from the issuance of common stock under our 2022 ATM Program, and $0.5 million of proceeds from option exercises, partially offset by $7.5 million of principal payments on our term loan with SVB.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $2.4 million and consisted of $7.7 million of net proceeds from the issuance of common stock under our 2022 ATM Program and $1.3 million of proceeds from option exercises, partially offset by $6.7 million of principal payments on our term loan with SVB.

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

We believe that our existing cash and cash equivalents as of September 30, 2025 plus the proceeds from the Trinity LSA, will enable us to fund our operating expenses and capital expense requirements into the first quarter of 2027. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Obligations and Commitments

Our primary contractual obligations are our facility lease, the Loan Agreement with SVB, and the Periphagen Note. The table below summarizes the contractual obligations that will become due as of September 30, 2025 (in thousands):

	PAYMENTS DUE BY PERIOD
	(in thousands)
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS
Operating lease obligation (1)	$2,441	$622	$1,234	$585
Loan Agreement with SVB (2)	4,303	4,303	—	—
Periphagen Note (3)	1,352	—	1,352	—
Total	$8,096	$4,925	$2,586	$585

(1)
Represents future minimum lease payments under our operating lease for office and laboratory space at our Needham, Massachusetts facility. Our facility lease, as amended, extends to August of 2029.

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

During the three and nine months ended September 30, 2025, there were no material changes to our critical accounting estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2024. For a full discussion of these estimates, see “Critical Accounting Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated under the laws of the State of Delaware in June 2003. Since inception, we have focused substantially all of our efforts and financial resources on raising capital and developing our initial product candidates. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors in private equity financings and from the proceeds of the sale of our common stock and accompanying pre-funded warrants. From our inception through September 30, 2025, we raised an aggregate of $273.7 million of gross proceeds from such transactions. In addition, in February 2022, we borrowed $20.0 million under the four-year loan and security agreement (the Loan Agreement) with Silicon Valley Bank (SVB). On October 14, 2025, we entered into a Loan and Security Agreement (the Trinity LSA) with the lenders party thereto and Trinity Capital Inc. (Trinity), as administrative agent and collateral agent and in October 2025 we borrowed $50.0 million under the Trinity LSA pursuant to the First Tranche at closing. We used a portion of the proceeds from the First Tranche of the Trinity LSA to repay the Loan Agreement in full on October 14, 2025. As of September 30, 2025, our cash and cash equivalents were $87.0 million. We had an accumulated deficit of $200.9 million as of September 30, 2025. For the nine months ended September 30, 2025 and 2024, we reported net loss of $8.7 million and $41.1 million, respectively. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to do so in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

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

We expect that our existing cash and cash equivalents plus the proceeds from the Trinity LSA will be sufficient to fund our current operating plan into the first quarter of 2027. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•
the scope, progress, results and costs of product discovery, preclinical and clinical development, laboratory testing, manufacturing and clinical trials for the development of CAN-2409, CAN-3110, or our other potential product candidates;
•
the timing of, and the costs involved in, obtaining marketing approvals for CAN-2409 in newly diagnosed localized prostate cancer and NSCLC as well as for CAN-3110 in our initial target indication of recurrent glioblastoma and our other potential product candidates that we may develop;
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

On October 14, 2025, we entered into the Trinity LSA, pursuant to which Trinity has agreed to provide term loans to us in tranches totaling an aggregate principal amount of up to $130.0 million, as described in the Trinity LSA. Our indebtedness could have important consequences to our stockholders. For example, it:

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

Any of the above-listed factors could materially adversely affect our business, financial condition, results of operations, and cash flows. The Trinity LSA also contains certain covenants, including limitations on, among other things, additional indebtedness, making certain dispositions, paying dividends in certain circumstances, and making certain acquisitions and investments. Any failure to comply with the terms, covenants and conditions of the Trinity LSA may limit our ability to draw upon additional tranches of term loans and may result in an event of default under such agreement entitling the lender to accelerate our indebtedness, which could have a material adverse effect on our business, financial condition, and results of operations.

Recent increases in interest rates have increased our borrowing costs and may also affect our ability to obtain working capital through borrowings such as bank credit lines and public or private sales of debt securities, which may result in lower liquidity, reduced working capital and other adverse impacts on our business.

A portion of our outstanding debt under the Trinity LSA, bears interest at variable interest rates. To meet our liquidity needs, we have relied in part on borrowed funds with variable interest rates and may continue to do so in the future. Continued increase in interest rates may increase the cost of new indebtedness and the servicing of our outstanding indebtedness, and could materially and adversely affect our results of operations, financial condition, liquidity and cash flows.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. We currently have a $50 million loan outstanding pursuant to a $130 million term loan facility with Trinity, which was entered into in October 2025. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, including CAN-2409, CAN-3110 or any other product candidates we develop, we must demonstrate the safety and efficacy of our product candidates for use in each target indication through lengthy, complex, and expensive preclinical studies and clinical trials. Failure can occur at any time during the preclinical study and clinical trial processes and there is a high risk of failure, so we may never succeed in developing marketable products. Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety and efficacy necessary to obtain regulatory approval to market any of our product candidates. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety or efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. While we are currently in early stages of clinical development for CAN-3110, it is likely, as is the case with many oncology therapies, that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Some of the products and therapies developed by our competitors are based on scientific approaches that are the same as or similar to our approach, including with respect to the use of viral immunotherapy with adenovirus and HSV. Other competitive products and therapies are based on entirely different approaches. We are aware that CG Oncology, J&J, Replimune, TILT and ImmVira, among others, are developing viral immunotherapies that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track Designation for a particular indication. We have been granted Fast Track Designation for the use of CAN-2409 for: (1) the treatment of localized, primary prostate cancer in combination with radiation therapy to improve the local control rate; (2) with valacyclovir in combination with pembrolizumab in order to improve survival or delay progression in patients with stage III/IV NSCLC who are resistant to first line PD-(L)1 inhibitor therapy and who do not have activating molecular driver mutations; and (3) with valacyclovir for the treatment of patients with pancreatic ductal adenocarcinoma (PDAC) to improve overall survival. CAN-3110 was also granted Fast Track Designation for the treatment of patients with recurrent HGG to improve overall survival. We may also seek Fast Track Designation for certain of our future product candidates in specific indications, as appropriate. However, there is no assurance that the FDA will grant this status to our proposed product candidates. Marketing applications filed by sponsors of products with Fast Track Designation are eligible for priority review under the policies and procedures offered by the FDA, but the Fast Track Designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track Designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even though we have received Fast Track Designation for CAN-2409 and CAN-3110 or even if we receive Fast Track Designation for our future additional indications for CAN-2409 and CAN-3110, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track Designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track Designation at any time if it believes that the designation is no longer supported by data from our clinical development program. Drugs and biologics for indications designated as Fast Track therapies by the FDA may also be eligible for other expedited programs, including accelerated approval.

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

We are not permitted to market or promote or sell CAN-2409, CAN-3110 or any future product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by the regulatory authorities. If we do not receive approval from the FDA and comparable foreign regulatory authorities for any of CAN-2409, CAN-3110 and future product candidates, or if our ongoing or future interactions with the FDA or other regulatory authorities do not result in such agency’s agreement with our approach to seek approval for CAN-2409, CAN-3110 and future product candidates, we will not be able to commercialize such product candidates in the United States or in other jurisdictions. If significant delays in obtaining approval for and commercializing such product candidates occur in any jurisdictions, our business, financial condition, results of operations, stock price and prospects will be materially harmed. Even if CAN-2409, CAN-3110 and future product candidates are approved, they may:

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

Disruptions at the FDA and other agencies, including substantial leadership, personnel, and policy changes, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the U.S. federal government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown or substantial leadership, personnel, and policy changes occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. A potential U.S. federal government shutdown may also increase uncertainty and volatility in the global economy and financial markets, which could negatively impact our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Such changes could significantly impact the ability of the FDA to timely review and take action on our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or substantial leadership, personnel, and policy changes could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Without appropriate funding to federal agencies, our business operations related to our product development for the U.S. market could be impacted. Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel and otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business. The Trump administration has issued executive orders and taken other measures seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA, the SEC and other agencies.

The Trump administration also has sought to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates, and these changes introduce uncertainty, which could present new challenges and/or opportunities as we navigate development of our product candidates. Any delay in obtaining, or our inability to obtain, applicable regulatory approvals would delay or prevent development and commercialization of our product candidates and could materially adversely impact our business and prospects.

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

There are also current geopolitical tensions with China that may affect our operations. For example, there have been Congressional legislative proposals (such as the previously considered bill titled the BIOSECURE Act) which would, among other things, prohibit U.S. federal funding in connection with biotechnology equipment or services produced or provided by “biotechnology companies of concern” and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities. Any additional executive action, legislative action or potential sanctions with China could materially impact one of our current partners, WuXi, and our agreement with them as it relates to our stability testing, or any agreement with other Chinese biotechnology companies. We continue to assess new legislation as it develops to determine the effect, if any, on our contractual relationships.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that may materially adversely affect your rights as a common stockholder. In August 2022, we filed a registration statement on Form S-3 (as amended, the 2022 Shelf) pursuant to which we could issue up to $75.0 million in shares of common stock in sales deemed to be “at-the-market offerings” (the 2022 ATM Program) as defined by the Securities Act of 1933, as amended (Securities Act), and up to $200.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. The 2022 Shelf expired on August 12, 2025. As of August 12, 2025, we had sold and issued 3,923,829 shares of common stock under the 2022 ATM Program, with total net proceeds of $20.9 million. In August 2025, we filed a registration statement on Form S-3 (the 2025

Shelf) pursuant to which we may issue up to $50.0 million in shares of common stock in sales deemed to be “at-the-market offerings” (the 2025 ATM Program) as defined by the Securities Act, and up to $300.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. As of November 5, 2025, we have not sold and issued any shares of common stock under the 2025 ATM Program. Any sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause our stock price to decline.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of November 5, 2025, we had a total of 54,898,303 shares of common stock outstanding.

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

The existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 25.7% of our outstanding common stock with entities and persons affiliated with PBM Capital Group, LLC (PBM Capital) beneficially owning approximately 17.7% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

On June 24, 2021, our board of directors approved, and on July 14, 2021, our stockholders approved, effective upon the closing of the IPO, an amendment to the terms of the Series B Warrants and the Conditional Series B Warrants to extend the expiration date from November 2023 to November 2025. In addition, the exercise period for the Conditional Series B Warrants was amended such that in the event the future financing milestones or certain share price targets described above are achieved, the Conditional Series B Warrants can only be exercised in conjunction with the sale of the company, on a cash or cashless exercise basis, or otherwise in November 2025 through a cashless exercise. On October 14, 2025, we entered into an amendment to the terms of the Series B Warrants and the Conditional Series B Warrants which, among other things, extends the expiration date from November 2025 to September 2027. For more information, see “Components of Our Results of Operations” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K), except as set forth below:

Name and Position	Type of Plan	Action Taken	Date Adopted	Date Terminated	Maximum Number of Securities to Be Sold
W. Garrett Nichols, M.D., M.S. (Chief Medical Officer)	Rule 10b5-1 trading arrangement (1)	Termination	November 22, 2024	August 15, 2025	49,847

(1) Intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c).

(2) As of the date of termination of such Rule 10b5-1 trading arrangement, Dr. Nichols sold 47,034 shares of our common stock pursuant to the terms of such trading plan

Item 6. Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Candel Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2021).

3.2	Amended and Restated Bylaws of Candel Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2021).
3.3	Amendment to Amended and Restated Bylaws of Candel Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 30, 2024).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021).
4.2	Form of Lender Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2025).
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

10.1#

First Amendment to Lease of Premises at 117 Kendrick Street, Needham, Massachusetts by and between 117 Kendrick DE, LLC and the Registrant dated as of August 18, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 21, 2025).

10.2#

Loan and Security Agreement, by and among the Registrant, Trinity Capital Inc. and the other parties thereto, dated as of October 14, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2025).

10.3

Form of Omnibus Amendment, Release and Waiver to Warrants to Purchase Common Stock, by and among the Registrant and the other parties thereto, dated as of October 14, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2025).

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

Candel Therapeutics, Inc.

Date: November 13, 2025	By:	/s/ Paul Peter Tak
Paul Peter Tak
President and Chief Executive Officer
(Principal executive officer)

Date: November 13, 2025	By:	/s/ Charles Schoch
Charles Schoch
Chief Financial Officer (Principal financial officer and principal accounting officer)