Form 10-K
period 2025-12-31
Candel Therapeutics, Inc.
filed 2026-03-12
CIK 1841387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2025, based on the closing price of $5.06 for shares of the registrant’s common stock as reported by the Nasdaq Global Market, was approximately $245.3 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of registrant’s Common Stock outstanding as of March 5, 2026 was 73,246,927.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (the Proxy Statement) are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the sections in this Annual Report on Form 10-K titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:

▪
the timing and the success of preclinical studies and clinical trials of aglatimagene besadenovec (referred to herein as aglatimagene and previously as CAN-2409) and linoserpaturev (referred to previously as CAN-3110) and any other product candidates;
▪
the initiation of any clinical trials of aglatimagene and linoserpaturev and any other product candidates;
▪
our need to raise additional funding before we can expect to generate any revenues from product sales;
▪
our ability to conduct successful clinical trials or obtain regulatory approval for aglatimagene and linoserpaturev or any other product candidates that we may identify or develop;
▪
the ability of our research to generate and advance additional product candidates;
▪
the effects of public health crises, outbreaks of an infectious disease or ongoing geopolitical conflicts, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations;
▪
our ability to establish an adequate safety or efficacy profile for aglatimagene, linoserpaturev or any other product candidates that we may pursue;
▪
our ability to manufacture aglatimagene, linoserpaturev or any other product candidate in conformity with our specifications and the U.S. Food and Drug Administration’s (FDA) requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;
▪
the restrictions that the terms of the RTW Purchase Agreement (as defined below) currently impose, and that the terms of the RTW Purchase Agreement will impose on our operating and financial flexibility;
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
•
Our business is dependent on the success of aglatimagene, linoserpaturev and any other product candidates that we advance into the clinic. All of our product candidates will require additional development before we may be able to seek regulatory approval for and launch a product commercially.
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
•
The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. If we are not able to obtain, or experience delays in obtaining, required regulatory approvals, we will not be able to commercialize aglatimagene, linoserpaturev and future product candidates as expected, and our ability to generate revenue may be materially impaired.
•
The FDA’s agreement to a Special Protocol Assessment with respect to the study design of our pivotal phase 3 clinical trial of aglatimagene in newly diagnosed localized prostate cancer in intermediate and high-risk patients does not guarantee any particular outcome from regulatory review, including ultimate approval, and may not lead to a successful review or approval process.

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

PART I

Item 1. Business.

Overview

We are a clinical stage biopharmaceutical company focused on developing off-the-shelf viral immunotherapies that elicit an individualized, systemic anti-tumor immune response to help patients fight cancer. Our engineered viruses are designed to induce a systemic anti-tumor response due to induction of immunogenic cell death within the tumor microenvironment, thus releasing tumor neo-antigens and creating a pro-inflammatory microenvironment at the site of injection. This is intended to lead to in-situ immunization against the injected tumor and uninjected distant metastases. Local administration is designed to achieve these therapeutic effects while minimizing systemic exposure and associated toxicity.

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

Our most advanced product candidate, aglatimagene besadenovec (referred to herein as aglatimagene and previously as CAN-2409), is an off-the-shelf adenovirus product candidate, administered in conjunction with the prodrug valacyclovir, and has generated promising clinical activity across a range of solid tumor indications. Aglatimagene is being studied in the following ongoing clinical trials:

▪
Prostate Cancer
o
A pivotal phase 3 randomized, double-blind, placebo-controlled clinical trial in the United States under a Special Protocol Assessment (SPA) with the U.S. Food and Drug Administration (FDA) evaluating patients with newly diagnosed, localized prostate cancer who have an intermediate- or high-risk for progression. The FDA granted Fast Track Designation for the use of aglatimagene for the treatment of localized, primary prostate cancer in combination with radiation therapy to improve the local control rate.
o
The primary goal of curative treatment for localized prostate cancer is complete tumor eradication, as outlined by National Comprehensive Cancer Network (NCCN) guidelines. However, up to 30% of intermediate- to high-risk patients experience recurrence despite radical therapy, and salvage treatments often carry significant side effects and limited efficacy. Recurrence beyond two years post-treatment is strongly linked to need for salvage anti-cancer therapies, higher rates of metastasis, and prostate cancer-specific mortality after prolonged follow up (>10 years). Studies also show that patients prioritize the perception of being cancer-free and are often willing to risk long-term complications to achieve this. Fear of recurrence remains prevalent, especially after biochemical failure (Hoffman RM et al. Cancer 2003;97:1653-62 ; Jayadevappa R et al. J Clin Oncol 2019;37:964-73 ; Nilsson R et al. Eur Urol Open Sci 2021;25:44-51). Therefore, this study aimed to assess whether adding aglatimagene plus valacyclovir to standard of care (SoC) radiotherapy could improve disease-free survival (DFS) in patients pursuing curative treatment, a primary endpoint established in the SPA with the FDA. We completed enrollment of this trial in September 2021.
•
In December 2024, we announced positive topline data from our phase 3 clinical trial. This randomized, double-blind, placebo-controlled, multicenter clinical trial enrolled 745 patients (intent to treat population (ITT)) to evaluate the effectiveness and safety of aglatimagene plus prodrug (valacyclovir) viral immunotherapy in combination with SoC external beam radiation therapy to improve DFS in patients with intermediate- to high-risk (single high-risk feature), localized prostate cancer. Patients were randomized 2:1 (496 in aglatimagene + prodrug and 249 in placebo + prodrug). Both arms received standard of care external beam radiation therapy (EBRT) +/- short course androgen deprivation therapy (ADT) (≤6 months) and were stratified by

NCCN risk group and ADT use. Three intraprostatic injections of aglatimagene (5x10 11vp/2mL) or placebo were administered, each followed by 14 days of prodrug. The median follow-up time for the recruited population was 50.3 months. The primary outcome measure, DFS, included the evaluation of post-treatment biopsies, performed at two years from the end of radiation, for the presence of tumor recurrence. Local or systemic recurrence and death from any cause were also part of the primary endpoint.

The study met its primary endpoint, demonstrating a statistically significant improvement in DFS in patients in the aglatimagene arm compared to the placebo arm. Key topline results include:

•
The primary endpoint, as agreed with the FDA under a SPA, was met: statistically significant improvement in DFS for aglatimagene plus radiation therapy (n=496) vs. placebo plus radiation therapy (n=249) (p=0.0155; HR 0.70; 95% CI; 0.52 to 0.94). Median DFS was not reached for the aglatimagene treatment arm vs. 86.1 months in the placebo arm.
•
This result was supported by secondary and exploratory endpoints:
o
Statistically significant improvement in prostate cancer-specific DFS (exclusion of non-prostate cancer related deaths) in the aglatimagene arm vs. placebo (p=0.0046; HR 0.62, 95% CI 0.44 to 0.87)
o
Exploratory subset analysis showed that improvement in prostate cancer-specific DFS was observed, independent of the use of short-term ADT and independent of the type of EBRT (conventional EBRT vs. moderate hypofractionated EBRT)
o
Statistically significant increase in the proportion of patients achieving a prostate-specific antigen (PSA) nadir (<0.2 ng/ml) in the aglatimagene arm compared to the placebo control arm (67.1% vs. 58.6%, respectively; p=0.0164)
o
Statistically significant increase in the proportion of patients with a pathological complete response in 2-year post-treatment biopsies (80.4% in the aglatimagene arm vs. 63.6% in the control arm; p=0.0015)
•
Aglatimagene was generally well tolerated. The most common aglatimagene-related adverse events were flu-like symptoms, fever and chills, which were generally mild to moderate in severity and self-limited. There was no increase in serious adverse events after aglatimagene administration vs. placebo.
•
In May 2025, after submission of these topline data to the FDA, we announced that the FDA granted Regenerative Medicine Advanced Therapy (RMAT) Designation for aglatimagene for the treatment of newly diagnosed, localized prostate cancer in patients with intermediate- to high-risk disease.
•
In June 2025, the results from the positive phase 3 clinical trial of aglatimagene in patients with intermediate- to high-risk, localized prostate cancer were presented in an oral session at the Annual Meeting of the American Society of Clinical Oncology (ASCO).
•
In September 2025, we presented subgroup analysis of the phase 3 clinical trial during the Annual Meeting of the American Society for Radiation Oncology (ASTRO). The data demonstrated that the effect of aglatimagene on prostate-specific DFS was independent of the type of radiotherapy used (conventional EBRT vs. moderate hypofractionated EBRT). For moderate EBRT, the hazard ratio (HR) was 0.52 (95% CI: 0.30–0.93), and for conventional EBRT, the HR was 0.76 (95% CI: 0.53–1.07). Subgroup analyses of prostate cancer-specific DFS demonstrated that aglatimagene outperformed standard of care across all categories, with HRs ranging from 0.49 in patients with intermediate-risk favorable prostate cancer to 0.69 in patients with high-risk disease.
•
We expect to announce supportive data on prostate cancer-specific outcomes (prostate cancer-specific DFS, time to salvage anti-cancer therapy, and time to metastasis) after extended follow-up in the second quarter of 2026.
•
In addition, in the third quarter of 2026, we expect to present novel immunological biomarker data in patients with localized prostate cancer.

•
We are in ongoing dialogue with the FDA in preparation for the Company’s anticipated submission of a Biologics License Application (BLA) for aglatimagene in prostate cancer in the fourth quarter of 2026.
o
A phase 2 randomized, double-blind, placebo-controlled clinical trial in the United States evaluating patients with low- to intermediate-risk, localized prostate cancer undergoing active surveillance. We completed enrollment of this trial in May 2019.
•
In December 2024, we reported that this phase 2 clinical trial of aglatimagene monotherapy in 190 patients with low- to intermediate-risk, localized prostate cancer undergoing active surveillance showed a trend toward improvement in time to radical treatment and the percentage of patients achieving negative (prostate cancer-free) biopsies at 1-year post-treatment. However, these differences did not reach statistical significance, which might be explained by 1) the fact that the study was not statistically powered for the primary endpoint (progression-free survival), 2) ~70% of patients had low-risk disease (which makes it more difficult to detect a treatment effect), 3) patients received only 2 administrations of aglatimagene rather than 3 as used in the phase 3 clinical trial described above, and 4) patients did not receive radiotherapy (preclinical models of prostate cancer have shown synergy between aglatimagene and radiotherapy in this specific indication). Aglatimagene was generally well tolerated. The most common aglatimagene-related adverse events were flu-like symptoms, fever and chills, which were generally mild to moderate in severity and self-limited.
o
We have initiated a phase 2a, open-label, multi-center study evaluating biomarkers and biodistribution and shedding of aglatimagene plus valacyclovir in men with localized, intermediate-risk prostate cancer who are planning to receive EBRT. The study aims to recruit up to 45 patients (30 in the treatment arm and 15 in the control arm treated with EBRT alone). Biosamples (blood, urine, semen) will be collected at specified timepoints. We anticipate that this data will be submitted as part of the BLA filing in the fourth quarter of 2026.
▪
Non-Small Cell Lung Cancer (NSCLC)
o
An open-label phase 2a clinical trial in the United States evaluating aglatimagene plus valacyclovir in combination with continued PD-(L)1 checkpoint inhibitors in patients with stage III/IV NSCLC who have inadequate response to front line PD-(L)1 checkpoint inhibitor treatments. In April 2023, we announced that the FDA granted Fast Track Designation for aglatimagene plus valacyclovir in combination with pembrolizumab in order to improve survival or delay progression in patients with unresectable stage III or stage IV NSCLC, who are resistant to first line PD-(L)1 inhibitor therapy and who do not have activating molecular driver mutations or have progressed on directed molecular therapy. These patients historically have had an expected median overall survival (mOS) of <12 months when treated with SoC second-line chemotherapy (Reckamp K et al. J Clin Onc 2022;40:2295-2306). The aim of the aglatimagene immunotherapy antitumor strategy is to improve overall survival beyond the median of 12 months in patients treated with two aglatimagene injections and raise the long tail of survival.
o
In March 2025, we announced overall survival data from this phase 2a clinical trial of aglatimagene in NSCLC:
▪
In patients with an inadequate response to immune checkpoint inhibitor (ICI) treatment who received 2 aglatimagene plus valacyclovir courses (Cohort 1+2, per protocol population, n=46), mOS was 24.5 months.
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
▪
37% of patients with progressive disease at enrollment were still alive > 24 months after aglatimagene treatment at the time of the March 3, 2025 data cut, suggesting a long tail of survival. 14/15 patients with overall survival > 24 months and 9/9 patients with overall survival > 30 months had non-squamous NSCLC.
▪
In patients with non-squamous NSCLC and progressive disease despite ICI (Cohort 2, per protocol population, n=33), observed mOS was 25.4 months after aglatimagene treatment.
▪
Aglatimagene continued to exhibit a generally favorable safety and tolerability profile during the extended follow-up period.

o
Based on these positive findings, we plan to initiate a pivotal phase 3 clinical trial of aglatimagene in patients with progressive, metastatic, non-squamous NSCLC despite ICI treatment in the second quarter of 2026.
o
We expect to announce updated data on OS including data on long-term survival and biomarker analysis from the phase 2a clinical trial in the first quarter of 2026.

▪
Pancreatic Cancer
o
We conducted a randomized controlled phase 2a clinical trial in the United States and Mexico evaluating the activity of aglatimagene in borderline resectable pancreatic ductal adenocarcinoma (PDAC). In December 2023, we announced that the FDA granted Fast Track Designation for aglatimagene plus valacyclovir for the treatment of patients with PDAC to improve overall survival. In April 2024, we announced updated positive overall survival data and supportive biomarker data and also announced that the FDA has granted Orphan Drug Designation for aglatimagene for the treatment of PDAC. In July 2025, we announced that the European Medicines Agency (EMA) has granted Orphan Designation for aglatimagene for the treatment of pancreatic cancer.
o
In February 2025, we announced the final analysis of this phase 2a clinical trial of aglatimagene in borderline resectable PDAC:
▪
Estimated median overall survival after enrollment was 31.4 months in the aglatimagene group versus 12.5 months in the control group.
▪
Importantly, 3 out of 7 patients who received aglatimagene were still alive at the time of data cut-off (February 20, 2025) with survival of 66.0, 63.6, and 35.8 months, respectively, after enrollment; survival from the time of diagnosis was 73.5, 68.8 and 41.3 months, respectively, for these patients. In contrast, only one out of 6 patients randomized to SoC chemotherapy arm remained alive at the data cutoff; histologic analysis at resection showed intraepithelial neoplasia associated with improved prognosis in this patient.
▪
Median post-progression survival was 21.2 months in the aglatimagene arm vs. 6.4 months in the control arm.
▪
In October 2025, we decided to pause on further clinical development of aglatimagene in PDAC, in the context of portfolio prioritization, unless externally funded through a grant or other non-dilutive external funding.

Our lead HSV-based product candidate, linoserpaturev (referred to previously as CAN-3110), is currently being evaluated in an ongoing investigator-sponsored phase 1b clinical trial in the initial target indication of recurrent high-grade glioma (HGG). Patients recruited in this study have previously failed SoC treatment and have a poor prognosis (expected overall survival < 6-9 months).

In October 2023, we published an article in Nature that reported extended overall survival associated with immune activation in patients with recurrent HGG treated with linoserpaturev. Notably, data reported an increased survival in the 66% of patients with positivity for anti-HSV1 antibodies (mOS of 14.2 months). Immune status was positively associated with survival both in patients with pre-existing HSV1 antibodies (pre-treatment) and in 33% of patients who, while negative at baseline, developed anti-HSV1 antibodies after a single injection of linoserpaturev. Clinical responses were observed in both injected and uninjected lesions in patients with multifocal disease. Significant tumor responses were observed in both arm A and arm B of this study. Analysis of post-treatment samples demonstrated evidence of persistent HSV antigen expression and replication in both injected and uninjected tumor tissue associated with CD8+ T cell infiltration. The extent of immune activation, measured by gene profiling and quantification of immune cells in post-treatment specimens, was associated with the presence of anti-HSV1 antibodies and survival. Survival was also associated with the diversity of the T cell repertoire in circulating T cells, suggesting that patients who were able to mount a diverse immune response against the virus and tumor antigens released during the oncolytic process after linoserpaturev administration, had improved survival.

In February 2024, we announced that the FDA granted Fast Track Designation for linoserpaturev for the treatment of patients with recurrent HGG to improve overall survival. In May 2024, we also announced that the FDA granted Orphan Drug Designation for linoserpaturev for the treatment of recurrent HGG.

In November 2024, during the Society for Immunotherapy of Cancer (SITC) Annual Meeting, we presented data demonstrating the antitumor activity of linoserpaturev in preclinical models of melanoma, a tumor characterized by high Nestin expression, frequent loss-of-function in CDKN2A, and alterations in the Ras-Raf signaling pathway. This data supports the potential to expand the evaluation of linoserpaturev into tumors beyond recurrent HGG, creating a potential pipeline in a product.

We are conducting an extension of the clinical trial (arm C), in which patients with recurrent glioblastoma receive a repeat dosing regimen of linoserpaturev (up to six injections over four months). Clinical data from arm C will help evaluate whether multiple injections could further improve survival. This clinical trial extension is supported by the Break Through Cancer foundation. In October 2024, at the 16th Annual International Oncolytic Virotherapy Conference (IOVC), we presented initial clinical and biomarker data from Arm C of the linoserpaturev trial. The principal investigator reported improved survival compared to historical controls in patients who received multiple injections of linoserpaturev. Post-treatment longitudinal biopsies showed a near absence of tumor cells with dense lymphocyte infiltration, particularly in patients with post-treatment MRI enhancement, consistent with radiologic pseudo-progression. These findings were reported in a Science Translational Medicine manuscript published in October 2025, which followed two patients from Arm C through 97 serial tumor biopsies. Serial brain biopsy samples showed extensive immune-mediated remodeling of the tumor microenvironment after linoserpaturev administration, characterized by dense lymphocyte infiltration and extensive tumor necrosis (death). One patient achieved a complete pathological response, with clearance of tumor cells from post-treatment biopsies. In contrast, MRI scans for both patients showed apparent tumor enlargement (pseudo-progression), underscoring that conventional imaging criteria may underestimate linoserpaturev’s immunologic activity. These results illustrate the limitations of conventional imaging in evaluating the response to viral immunotherapy in glioblastoma and highlight the importance of overall survival data, supported by histology, in this indication.

In October 2025, we also announced updated OS data for Arm A and Arm B as of August 15, 2025. The updated mOS was 11.8 months for arm A (n=41) (CI: 8.3–14.9) and 12.0 months for arm B (n=9) (CI: 10.0–NA), respectively, after a single injection of linoserpaturev. One patient from arm A and one patient from arm B were still alive after prolonged follow-up (59.2 and 42.4 months, respectively, after linoserpaturev administration). At the time of data cutoff, 9 patients in arm C had received multiple administrations of linoserpaturev. At the 1×10⁸ plaque-forming unit (PFU) dose, 3 patients received 4 injections, 1 patient received 5 injections, and 2 patients received 6 injections. At the 1×10⁷ PFU dose, 1 patient received 4 injections, and 2 patients received 5 injections. Median follow-up was 8.9 months. Four out of 9 patients were alive at the time of data cutoff (range 3.1-28.2 months after initiation of linoserpaturev treatment). Five patients had died, of which 3 died more than one year after initiation of linoserpaturev treatment (range 5.5-21.8 months).

We have recently completed enrollment in arm C, and expect to present mature mOS data and an update on long-term survivors in the fourth quarter of 2026.

In January 2026, we received clearance for an IND that will support enabling work for a potential future randomized controlled phase 2 dose regimen finding study of linoserpaturev in recurrent glioblastoma.

We have also designed additional novel viral immunotherapy candidates using our proprietary enLIGHTEN™ Discovery Platform, a systematic, iterative HSV-based discovery platform leveraging human biology and advanced analytics to create new viral immunotherapy candidates for solid tumors.

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

We were incorporated in Delaware in June 2003 as Advantagene, Inc. (Advantagene). In December 2019, we licensed substantially all the assets of Periphagen, a company focused on engineering HSV as a gene therapy vector, and in September 2020, licensed linoserpaturev from Mass General Brigham (MGB). In December 2020, we formally changed our name from Advantagene to Candel Therapeutics, Inc. We completed our initial public offering in July 2021.

Our Strategy

Our goal is to develop first-in class and best-in-class biological multimodal immunotherapies to transform the lives of cancer patients. We plan to develop and commercialize our two most advanced product candidates, aglatimagene and linoserpaturev, for the treatment of a broad range of solid tumor indications, while continuing to build our pipeline through our discovery platform. Key elements of our strategy include the following:

▪
Advance the late-stage development of, and seek regulatory approval for, our product candidate, aglatimagene, in newly diagnosed, localized prostate cancer. We reported positive topline data on a potentially registrational phase 3 clinical trial in patients with localized, intermediate- and high-risk prostate cancer in combination with SoC radiotherapy. We plan to submit a BLA in the fourth quarter of 2026. We believe that, if approved, aglatimagene could be a first-in-class drug for localized prostate cancer patients. We are approaching our preparations for commercialization of aglatimagene in prostate cancer with the same discipline and flexibility that guides our manufacturing strategy: building specialized partner networks around aglatimagene that can be scaled and reconfigured as conditions evolve. We plan to implement a capital-efficient commercialization model focused on establishing strong relationships with leading investigators, high-volume treatment centers, patient advocacy organizations, and payers to support disease awareness, appropriate patient identification, and patient access. Our largely externalized, collaborative framework integrates our internal clinical and scientific expertise with specialized external capabilities in commercial readiness, distribution, market access, and launch execution. As market conditions, geographic scope, and product maturity warrant, we may selectively internalize certain commercial capabilities, including building a targeted sales organization, where doing so enhances strategic control, operating leverage, and long-term value creation. This approach is designed to enable launch readiness while preserving strategic flexibility, cost discipline, and meaningful long-term economic participation.
▪
Advance the development of aglatimagene in stage III/IV NSCLC patients with inadequate responses to SoC immune checkpoint inhibitors (ICI). A phase 2 clinical trial that evaluates aglatimagene in combination with ICI has demonstrated improvement in mOS compared to historical control patients treated with second line docetaxel chemotherapy. In the second quarter of 2026, we plan to initiate a phase 3 study in patients with progressive, metastatic, non-squamous NSCLC despite ICI treatment that will randomize participants to two courses of aglatimagene plus valacyclovir plus continued ICI vs. SoC docetaxel-based chemotherapy.
▪
Perform enabling work for a potential future randomized controlled phase 2 clinical trial of linoserpaturev in recurrent HGG to potentially identify the optimal dosing regimen and improve mOS compared to SoC. We recently obtained clearance for an IND.
▪
Leverage our enLIGHTEN™ Discovery Platform to enable rapid vector engineering, generating a range of new candidates in a data driven and indication specific manner, using computational biology and artificial intelligence. We utilize a key attribute of HSV, a high capacity for genetic cargo, to enable targeted modifications and deploy indication specific genes to the tumor microenvironment. Our platform is designed to generate both replication-defective and replication-competent agents depending on the demands of a particular application.
▪
Establish strategic partnerships to maximize the value of our current and future product candidates. In order to advance treatment options for a large number of patients, we may partner with other companies with complementary resources to maximize the value of our current and future product candidates. Such partnerships may allow us to pair aglatimagene, linoserpaturev, and future product candidates with other novel agents owned by strategic partners. Partnerships may also help realize the full potential of our product candidates in markets where we are unlikely to pursue development or commercialization on our own. We intend to maintain significant economic interest in our product candidates and selectively consider partnership opportunities.
▪
Ensure commercial-scale manufacturing of our product candidates. We will rely on third party contract manufacturers for commercial-scale manufacturing of both product candidates, aglatimagene and linoserpaturev. For aglatimagene, we have worked with our contract manufacturer (CDMO) to tech transfer, scale up and finalize the manufacturing process for potential commercialization of aglatimagene. The CDMO has performed small scale development runs and has scaled up the process to manufacture four successful and consistent large-scale runs to date. Additionally, the CDMO has manufactured a clinical batch, using the commercial manufacturing process, which will be used to supply clinical trials, after completing an in vitro analytical comparability study. We expect to use this material in our phase 3 clinical trial in NSCLC. Our selected CDMO is getting ready to validate the commercial manufacturing process by executing process validation batches to potentially enable filing of a BLA. We expect that our cost-of-goods will be substantially lower than that for cell- and antibody-based therapies because of our high-yield manufacturing process.

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

Immunotherapy is a relatively new treatment modality that has expanded the anti-cancer treatment paradigm. FDA-approved immunotherapies include cytokines, cell therapies, and antibodies, including ICIs. Much focus has been placed on harnessing the effector T cell arm of the immune system for tumor specific immunity. Adoptive T cell therapy has shown some positive results but with limited activity in solid tumors and is not scalable for widespread use. Vaccine approaches range in complexity from peptide or mRNA encoded antigens to autologous or allogeneic tumor cell products. The advantage of the single antigen approaches is that they can be easily manufactured and produced. However, they have the fundamental disadvantage of being potentially irrelevant for a patient’s specific tumor or immune system or easily bypassed by resistant clones. Cellular vaccines are not easily scalable and allogeneic vaccines may not bear the relevant antigens expressed by a patient’s tumor. ICIs, such as anti-PD-1 and anti-PD-L1 antibodies, have transformed the treatment paradigm for different cancer indications. However, they do not induce a specific immune response and only approximately 15% to 40% of patients respond to such treatment.

We are focused on the development of viral immunotherapy approaches, which are based on an extensive history of research. Originally, the mechanism of action of agents in this class was believed to be merely based on the ability of the virus to induce cancer cell lysis and to resolve tumors. Later, it was demonstrated that viral immunotherapy may induce immunogenic cell death. This effect may be enhanced by the pro-inflammatory effects of viral capsid proteins. With the emergence of ICIs and immunotherapy as a core treatment modality, the importance of the immunostimulatory aspect of viral-mediated approaches became more widely evident. The currently understood generalized mechanism of action of viral immunotherapies like aglatimagene and linoserpaturev is unique in combining both an anti-tumor cytotoxic component and an immune-stimulatory component. Together, these assets lead to an “in-situ vaccination” effect against the injected tumor followed by an effect on uninjected distant metastases.

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

The Mechanism of Action of Candel's Viral Immunotherapy Candidates:

•
Direct anti-tumor cytotoxic activity. Tumor-specific viral-mediated oncolysis is achieved by both precise delivery of the engineered virus to the tumor as well as the virus’ ability to selectively target a cancer cell. Various approaches have been applied in different programs to increase the specificity and potency of viral toxicity aimed at tumor cells, including genetic modifications and use of prodrugs.
•
Broad stimulation of anti-tumor immunity. The immunogenic cell death driven by oncolysis results in a potent local and systemic immune stimulation, while adenoviral or HSV viral particles induce increased expression of proinflammatory cytokines, chemokines and adhesion molecules. Together, this promotes the activation of both the innate and adaptive arms of the immune system. This broad response commonly includes recruitment and activation of antigen-presenting cells and effector immune cells to the site of the tumor.
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

Desirable Clinical Properties. We believe Candel's viral immunotherapy candidates have attributes that are important for cancer therapeutics. The agents are off-the-shelf and they have been shown to stimulate local and systemic immune responses in patients, leading to an individualized anti-tumor immune response. In contrast, individualized cellular immunotherapies require specific manufacturing processes for each individual patient. The first viral immunotherapy was approved by the FDA in 2015, providing support that new agents in this class may have similar or better potential. Furthermore, safety data shown in several clinical trials of various viral immunotherapies supports the ability to combine viral immunotherapy with other therapeutic strategies.

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
▪
Intratumoral Route of Administration. Both of our clinical product candidates are administered by direct injection into the tumor site, and have been shown to result in a systemic immune response. This approach aims to maximize immune stimulation and minimize systemic toxicity, factors that are believed to be suboptimal with intravenous administration. We believe that directly injecting these viral immunotherapies into a patient’s cancerous tissue helps to optimize the benefit/risk for these agents to be highly immunostimulatory at the site of the tumor, whereas systemically administered agents would need to avoid detection by the body’s immune surveillance mechanisms to avoid rapid destruction before getting to the target tumor. Intra-tissue administration is the standard approach in vaccination. While our product candidates are administered directly into the tumor, we observed a systemic anti-tumor immune response in our preclinical studies and clinical trials, resulting in improvement of both injected and uninjected tumors, also known as an “abscopal” effect. For the indications that we selected, intratumoral administration is a straightforward procedure that is aligned with normal clinical practice, leveraging routine SoC medical procedures, such as intra-prostate injection, endoscopy, and bronchoscopy for aglatimagene, or stereotactic injection for linoserpaturev.
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

Key attributes of our linoserpaturev platform include:

▪
Capacity for selective replication in the tumor. There is a strong rationale for use of a replication-competent virus that is designed to provide potent oncolysis and viral amplification in tumors characterized by high volume or located in less anatomically accessible areas, such as recurrent HGG. We have engineered linoserpaturev to selectively replicate only within tumors. This tumor specific replication ability of linoserpaturev is regulated by the expression of ICP34.5, a gene encoding for a protein that permits viral replication even in the presence of the interferon response that is normally able to quell viral infection. In the linoserpaturev construct, ICP34.5 expression is driven by the expression of Nestin, a protein largely expressed in certain tumors, like HGG, but not in healthy brain tissue, thereby enabling replication specifically in the context of HGG and in other tumors expressing Nestin.
▪
Oncolytic activity combined with immunostimulatory properties. Linoserpaturev is designed to persist and replicate at the site of the tumor. Viral replication is accompanied by tumor oncolysis, with release of tumor antigens in the microenvironment and activation of a local and systemic immune response.

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
▪
Amenable to engineered modifications. Our knowledge of virus biology allows us to make modifications, such as those already present in linoserpaturev to target certain tumor types. Leveraging these modifications, we can select the best viral vector to deliver the selected payload in a specific indication.

Our Pipeline

We have an advanced pipeline of late-stage and early-stage assets with our two most advanced product candidates, aglatimagene and linoserpaturev, as well as a preclinical pipeline.

Aglatimagene is our most advanced product candidate. It is a replication-defective adenovirus that has been genetically modified to express the gene encoding the HSV-thymidine kinase enzyme. This enzyme activates the prodrug, valacyclovir, (a widely available, generally well-tolerated antiviral) at the site of the tumor, generating a powerful patient-specific anti-tumor immune response. We believe there are three key aspects of the mechanism of action. First, the direct, cellular killing activity is based on the transformation of valacyclovir into a toxic nucleotide analogue that disrupts DNA synthesis and repair. This phenomenon occurs preferentially in actively dividing cancer cells and cells exhibiting DNA damage, thereby providing tumor specificity. This DNA repair inhibition is also hypothesized to be the mechanistic explanation behind the encouraging pre-clinical and clinical activity of aglatimagene in combination with radiotherapy, a treatment known to cause DNA breaks requiring repair for continued cellular survival. Second, adenoviral capsid proteins also directly trigger an immuno-inflammatory response through the establishment of a proinflammatory tumor microenvironment, resulting in the expression of proinflammatory cytokines, chemokines, and adhesion molecules that contribute to the optimal conditions to immunize against the tumor antigens that are released in the tumor microenvironment as a direct result of the formed toxic nucleotide analogues. Together, this results in the recruitment, activation, and proliferation of anti-tumor effector cells, in particular CD8+ cytotoxic T cells. Consequently, the localized death of tumor cells releases numerous antigens that can be recognized by the patient’s own immune system, thereby training the immune system to recognize, target and destroy cancer cells bearing the same antigens that have spread to other sites in the body.

To date, aglatimagene has been administered to over 1,000 patients with cancer. In total, we have conducted more than 10 clinical trials with aglatimagene in a range of solid tumor indications. We have seen encouraging clinical activity and a favorable tolerability profile with aglatimagene in both monotherapy and combination settings with radiotherapy, ICI therapy, ADT, chemotherapy and surgery. Based on the totality of our clinical data generated to date, we are currently pursuing indications in lung and prostate cancer, where we believe our product candidates have potential to address the unmet needs of patients.

We have successfully completed a phase 3 clinical trial of aglatimagene in newly diagnosed localized prostate cancer in intermediate- and certain high-risk patients in combination with the SoC that comprises radiotherapy and optional ADT. Our SPA with the FDA reflects the agency's concurrence that our primary endpoint and other specific critical elements of our trial design are adequate to support a potential marketing application. The clinical trial was randomized, double-blind and placebo-controlled. It was fully enrolled with 745 patients randomized (711 of which received at least one study drug injection) in September 2021. We reported positive topline data on this trial in December 2024, demonstrating that aglatimagene in combination with SoC radiation+/- short course ADT was able to significantly improve DFS in early prostate cancer compared with SoC radiation+/- short course of ADT alone, with a statistically significant improvement of DFS of 30% (hazard ratio 0.7). We have received Fast Track Designation by the FDA for the development of aglatimagene for the treatment of localized, primary prostate cancer in combination with radiotherapy to improve the local control rate, decrease recurrence and improve DFS. In May 2025, after submission of the topline data to the FDA, we announced that the FDA granted Regenerative Medicine Advanced Therapy (RMAT) Designation to aglatimagene for the treatment of newly diagnosed, localized prostate cancer in patients with intermediate- to high-risk disease. In June 2025, the results from the positive phase 3 clinical trial of aglatimagene in patients with intermediate- to high-risk, localized prostate cancer were presented in an oral session at the ASCO Annual Meeting. In September 2025, we presented subgroup analysis of the phase 3 clinical trial during the ASTRO Annual Meeting. The data demonstrated that the efficacy of aglatimagene on DFS and prostate-specific DFS was independent of the type of radiotherapy used (conventional EBRT vs. moderate hypofractionated EBRT). For moderate EBRT, the hazard ratio (HR) was 0.52 (95% CI: 0.30–0.93), and for conventional EBRT, the HR was 0.76 (95% CI: 0.53–1.07). Subgroup analyses of prostate cancer-specific DFS demonstrated that aglatimagene outperformed standard of care across all categories, with HRs ranging from 0.49 in patients with intermediate-risk favorable prostate cancer to 0.69 in patients with high-risk disease. We expect to announce supportive data on prostate cancer-specific outcomes (prostate cancer-specific DFS, time to salvage anti-cancer therapy, and time to metastasis) after extended follow-up in the second quarter of 2026. In addition, we expect to announce immunological biomarker data in localized prostate cancer in the third quarter of 2026. We are in ongoing dialogue with the FDA in preparation for the Company’s anticipated submission of a Biologics License Application for aglatimagene in prostate cancer in the fourth quarter of 2026. We expect that if we obtain FDA approval on the basis of the results presented in December 2024, aglatimagene could be the first new FDA approved pharmacologic treatment available in over 20 years as a potential first-line therapeutic for the over 150,000 patients who are newly diagnosed with localized prostate cancer each year in the United States.

In NSCLC, we previously observed monotherapy activity of aglatimagene in a phase 1b biomarker focused, proof of mechanism clinical trial. In 2020, we initiated a phase 2a clinical trial evaluating aglatimagene in combination with PD-(L)1 checkpoint inhibitors for patients with inadequate response to PD-(L)1 ICI. This open-label clinical trial was previously amended to target enrollment of approximately 80 patients with stage III/IV NSCLC in two separate cohorts. The cohorts are defined based on response to ICI at the time of enrollment. Cohort 1 addresses patients with stable disease at enrollment. Cohort 2 enrolls patients with progressive disease after at least 18 weeks of ICI treatment. Patients continue treatment with their initial ICI and two administrations of aglatimagene are added to the therapeutic regimen. The original primary efficacy endpoints for this trial are tumor response as measured by RECIST criteria including overall response rate (ORR) and/or disease control rate (DCR), but – consistent with SITC guidelines - there has been an increasing focus on the gold standard endpoint in this population, which is overall survival. We reported initial data from this trial at the ASCO Annual Meeting in June 2022 and during our Research and Development Day in December 2022. These data were further supported in an update announced in September 2023, based on a data cutoff of August 1, 2023. In this September 2023 announcement, we presented updated data which showed evidence of local and systemic anti-tumor activity; a DCR of 77% (20/26) in patients entering the trial with disease progression (cohort 2; 90% of these patients had stage IV disease); sustained and ongoing clinical responses greater than 1 year; favorable change in the trajectory of tumor progression; decreased tumor size of RECIST target lesions in most patients; reduced uninjected tumor size in 14/21 patients (67%); an overall response rate of 13% (4/30) across cohorts 1 and 2; durable disease stabilization translating into encouraging preliminary evidence of progression-free survival; consistent induction of local and systemic cytotoxic T cell response; increased infiltration of CD8+ T cells in the tumor microenvironment; systemic expansion of effector T cells and increase in soluble granzyme B levels in the peripheral blood; and a favorable safety/tolerability data with most treatment-related adverse events being grade 1/2. In December 2023, the recruitment of this study was paused as we completed target enrollment for cohort 2, which is the key target population as they have the largest unmet need. We received FDA Fast Track Designation for aglatimagene plus valacyclovir in combination with pembrolizumab in order to improve survival or delay progression in patients with stage III/stage IV in NSCLC who are resistant to first line PD-(L)1 inhibitor therapy and who do not have activating molecular driver mutations or have progressed on directed molecular therapy in April 2023. In May 2024, we announced topline data, showing markedly prolonged overall survival in patients who had received two injections of aglatimagene compared to historical controls. mOS of 20.6 months was observed following two administrations of aglatimagene plus valacyclovir in NSCLC patients with progressive disease despite ICI therapy, compared to published results of mOS of 11.6 months observed with SoC docetaxel-based chemotherapy in a similar patient population (Reckamp K et al. J Clin Onc 2022;40:2295-2306). Improved mOS was observed in both PD-L1 negative and PD-L1 positive tumors in patients with progressive disease (N=37 patients in cohort 2 for whom PD-L1 status at baseline was available). mOS of 22.0 months was observed across all patients in cohorts 1 and 2 (n=46), who had an inadequate response to ICI and who received two administrations of aglatimagene. We confirmed that treatment with aglatimagene resulted in systemic activation of the immune response, including increased numbers of effector and cytotoxic T cells as well as elevated levels of soluble mediators of inflammation. Activation of the systemic immune response was associated with shrinkage of uninjected lesions (abscopal response). 71.4% of patients with metastatic disease and at least one uninjected tumor (n=35) experienced a beneficial effect from aglatimagene treatment on both injected and uninjected tumors. When using a threshold of >5% decrease, more than 60% of patients still showed an abscopal response. We also confirmed that treatment with aglatimagene in NSCLC continued to exhibit a generally favorable safety and tolerability profile as of the cut-off date.

In March 2025, we announced overall survival data from this phase 2a clinical trial of aglatimagene in NSCLC. In patients with an inadequate response to ICI treatment who received 2 aglatimagene plus valacyclovir courses (Cohort 1+2, per protocol population, n=46), mOS was 24.5 months. In patients with progressive disease, despite ICI treatment (Cohort 2, per protocol population, n=41), mOS was 21.5 months, which is markedly longer than the 9.8–11.8 months of survival reported in published literature in a similar patient population receiving standard of care of docetaxel second-line chemotherapy (Paz-Ares LG et al, J Clin Oncol 2024;42:2860-2872 ; Ahn MJ et al, J Clin Onc 2024;43:260-272). 37% of patients with progressive disease at enrollment were still alive > 24 months after aglatimagene treatment at the time of the March 3, 2025 data cut, suggesting a long tail of survival. 14/15 patients with overall survival > 24 months and 9/9 patients with overall survival > 30 months had non-squamous NSCLC. In patients with non-squamous NSCLC and progressive disease despite ICI (Cohort 2, per protocol population, n=33), observed mOS was 25.4 months after aglatimagene treatment. Aglatimagene continued to exhibit a generally favorable safety and tolerability profile during the extended follow-up period. Based on these positive findings, we plan to initiate a pivotal phase 3 clinical trial of aglatimagene in patients with progressive, metastatic, non-squamous NSCLC despite ICI treatment in the second quarter of 2026. We expect to announce updated data on OS including a long-term survival and novel biomarker data analysis based on the phase 2a trial in the first quarter of 2026.

In a previous phase 1b trial, patients with pancreatic cancer treated with aglatimagene in addition to SoC demonstrated a greater survival duration over the expected survival of the patients treated with the existing SoC alone in a comparison to historical clinical trial results. Furthermore, in the group of patients where pre- and post-treatment tumor biopsies were available, a statistically significant increase in the number of CD8+ tumor infiltrating lymphocytes was observed. Next, we initiated a randomized controlled phase 2a clinical trial evaluating aglatimagene in patients with borderline-resectable pancreatic adenocarcinoma. In March 2023, in connection with our cost management and dynamic portfolio management initiatives, we elected to pause new enrollment in this randomized phase 2a clinical trial and first evaluate survival in the patients already enrolled in the clinical trial. Despite the pause in patient enrollment, we presented initial clinical data in the fourth quarter of 2023. The initial data showed prolonged and sustained survival in patients treated with aglatimagene but not in the control arm. We observed a separation of the survival curves with an estimated survival rate of 71.4% in the treatment arm at 24 months and 47.6% at 36 months, compared to 16.7% in the control arm at both 24 and 36 months after treatment. We received FDA Fast Track Designation for aglatimagene plus prodrug (valacyclovir) for the treatment of patients with PDAC to improve overall survival in December 2023. In April 2024, we announced that the FDA has granted Orphan Drug Designation for aglatimagene for the treatment of pancreatic cancer. Orphan Designation was also granted by the European Medicines Agency (EMA) in July 2025. In April 2024, we also reported topline survival data for the population of patients with borderline resectable PDAC with aglatimagene. Estimated mOS was 28.8 months in the aglatimagene group versus only 12.5 months in the control group. Importantly, 4 out of 7 patients who received aglatimagene were still alive at the time of data cutoff, with 2 patients surviving more than 50.0 months from enrollment. Only 1 out of 6 patients, randomized to control SoC chemotherapy alone, remained alive at data cutoff (alive at 50.6 months). Biomarker data analysis demonstrated consistent and robust activation of immune response after dosing with aglatimagene. Addition of aglatimagene regimen to SoC was generally well tolerated, with no dose-limiting toxicities, including no cases of pancreatitis.

In February 2025, we presented final data from this randomized clinical trial. Prolonged and sustained survival was observed after experimental treatment with aglatimagene compared to the control group in patients with borderline resectable PDAC (n=13): estimated median overall survival after enrollment was 31.4 months in the aglatimagene group versus only 12.5 months in the control group. Median survival post-progression was 21.2 months in patients who received aglatimagene compared to 7.2 months in the control arm. Importantly, 3 out of 7 patients who received aglatimagene were still alive at the time of data cut-off with a survival of 66.0, 63.6, and 35.8 months, respectively, after enrollment; survival from the time of diagnosis for these patients was 73.5, 68.8, and 41.3 months, respectively. Of these, the first patient had stage IV metastatic disease detected during surgery, the second had residual tumor present at the resection margin, and the third had adenocarcinoma with negative resection margins. In contrast, only one out of 6 patients randomized to SoC chemotherapy arm remained alive at the data cutoff (61.2 months from enrollment and 65.5 months from diagnosis); histologic analysis at resection showed intraepithelial neoplasia without evidence of residual adenocarcinoma in this patient, which is associated with improved prognosis. In October 2025, we decided to pause on further clinical development of aglatimagene in PDAC, in the context of portfolio prioritization, unless externally funded through a grant or other non-dilutive external funding.

Our second viral immunotherapy platform is based on a novel, next generation, genetically modified HSV that induces tumor specific oncolysis. The HSV-based platform enables the generation of both replication-competent and replication-defective viral product candidates as well as the capacity to clone up to five transgenes into the vector that will allow us to optimize the profile of the viral gene construct for different tumor settings. Linoserpaturev, our first HSV-based product candidate, has been engineered for enhanced specificity and tumor cell killing, while minimizing toxicity on healthy tissue. Linoserpaturev was formerly known as rQNestin34.5v.2. An investigator-sponsored phase 1b clinical trial is ongoing with linoserpaturev in our initial target indication of recurrent HGG and we reported biomarker results in November 2021. During our Research and Development Day in December 2022, we presented updated data, demonstrating that the treatment was well tolerated with no observed dose-limiting toxicity. During an oral presentation at the ASGCT Annual Meeting in May of 2023, we reported mOS of 11.8 months in arm A and 12.0 months in arm B with a single dose, based on a data cutoff date of April 20, 2023, which is markedly longer than data in historical controls in the same patient population with mOS < 6-9 months. Additionally, the data showed evidence of immune activation and persistent HSV-1 antigen expression and HSV-1 replication consistent with the mechanism of action. Clinical and biomarker data for the first 41 patients treated with a single injection of linoserpaturev were published in Nature in October 2023. The FDA has granted Fast Track Designation to linoserpaturev for the treatment of patients with recurrent HGG to improve overall survival in February 2024. In May 2024, the FDA awarded Orphan Drug Designation to linoserpaturev, recognizing its potential in treating HGG. We are currently evaluating the effects of multiple doses of linoserpaturev in recurrent HGG supported by the Break Through Cancer foundation. In October 2024, during the 16th Annual IOVC, we presented clinical activity and biomarker data for arm C. The principal investigator of the study reported ongoing improved survival compared to historical controls in patients treated with multiple injections of linoserpaturev, with 3 out of 6 patients with recurrent HGG still alive more than one year (12.2, 13.0, and 18.7 months, respectively) after initiation of experimental treatment with linoserpaturev.

We are conducting an extension of the clinical trial (arm C), in which patients with recurrent glioblastoma receive a repeat dosing regimen of linoserpaturev (up to six injections over four months). Clinical data from arm C will help evaluate whether multiple injections could further improve survival. This clinical trial extension is supported by the Break Through Cancer foundation. In October 2024, at the 16th Annual International Oncolytic Virotherapy Conference (IOVC), we presented initial clinical and biomarker data from Arm C of the linoserpaturev trial. The principal investigator reported improved survival compared to historical controls in patients who received multiple injections of linoserpaturev. Post-treatment biopsies showed a near absence of tumor cells with dense lymphocyte infiltration, particularly in patients with post-treatment MRI enhancement, consistent with radiologic pseudo-progression. These findings were reported in a Science Translational Medicine paper published in October 2025, which described 97 serial tumor biopsies from two patients who received linoserpaturev. Follow-up samples revealed extensive immune-mediated remodeling of the tumor microenvironment, characterized by dense lymphocyte infiltration and extensive tumor necrosis (death). One patient achieved a complete pathological response, with clearance of tumor cells from post-treatment biopsies. In contrast, MRI scans for both patients showed apparent tumor enlargement (pseudo-progression), underscoring that conventional imaging criteria may underestimate linoserpaturev’s immunologic activity. These results underscore the limitations of conventional imaging in evaluating the response to viral immunotherapy and highlight the importance of overall survival data, supported by histology.

In October 2025, we also announced updated OS data for Arm A and Arm B as of August 15, 2025. The updated mOS was 11.8 months for arm A (n=41) (CI: 8.3–14.9) and 12.0 months for arm B (n=9) (CI: 10.0–NA) respectively, after a single injection of linoserpaturev. One patient from arm A and one patient from arm B were still alive after prolonged follow-up (59.2 and 42.4 months, respectively, after linoserpaturev administration). At the time of data cutoff, 9 patients in arm C had received multiple administrations of linoserpaturev. At the 1×10⁸ plaque-forming unit (PFU) dose, 3 patients received 4 injections, 1 patient received 5 injections, and 2 patients received 6 injections. At the 1×10⁷ PFU dose, 1 patient received 4 injections, and 2 patients received 5 injections. Median follow-up was 8.9 months. Four out of 9 patients were alive at the time of data cutoff (range 3.1-28.2 months after initiation of linoserpaturev treatment). Five patients had died, of which 3 died more than one year after initiation of linoserpaturev treatment (range 5.5-21.8 months). We have now completed recruitment for Arm C and expect to present mature mOS data and an update on long-term survivors in the fourth quarter of 2026. In January 2026, we received clearance for an IND that will support enabling work for a potential future randomized controlled phase 2 dose regimen finding study of linoserpaturev in recurrent glioblastoma.

Based on the molecular mechanism of linoserpaturev, we believe that it could be evaluated in an expanded range of indications in the future, such as other neurologic tumors, melanoma, sarcoma, gastrointestinal stromal tumors, thyroid tumors, and breast cancer. In November 2024, during the SITC 2024 Annual Meeting, we presented data demonstrating the antitumor activity of linoserpaturev in preclinical models of melanoma, further supporting the rationale to expand the evaluation of linoserpaturev into tumors beyond recurrent HGG.

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

Localized Prostate Cancer

Prostate cancer is the second most common cause of cancer in men in the United States and many other parts of the world, representing a high level of medical burden and unmet need. The prostate cancer therapy market is estimated to grow to over $16.1 billion by 2026. The primary goal of curative treatment for localized prostate cancer is complete tumor eradication, as outlined by National Comprehensive Cancer Network (NCCN) guidelines. However, up to 30% of intermediate- to high-risk patients experience recurrence despite radical therapy, and salvage treatments often carry significant side effects and limited efficacy. Recurrence beyond two years post-treatment is strongly linked to need for salvage anti-cancer therapies, higher rates of metastasis, and prostate cancer-specific mortality after prolonged follow up (>10 years). Studies also show that patients prioritize the perception of being cancer-free and are often willing to risk long-term complications to achieve this. Fear of recurrence remains prevalent, especially after biochemical failure (Hoffman RM et al. Cancer 2003;97:1653-62; Jayadevappa R et al. J Clin Oncol 2019;37:964-73; Nilsson R et al. Eur Urol Open Sci 2021;25:44-51). Approximately 300,000 men in the United States are diagnosed with prostate cancer annually, with more than 30,000 deaths each year. Roughly 200,000 men in the United States are diagnosed with early, localized prostate cancer each year, of which roughly 150,000 are considered to have intermediate- or high-risk of progression.

For these intermediate- and high-risk patients, the SoC is radical prostatectomy or radiotherapy, the latter often in conjunction with androgen deprivation therapy or chemical castration, with a curative intent. Still, with current SoC there will be disease recurrence in about ~30% of the patients over time. Therefore, there is a significant unmet need for a novel treatment able to help prevent recurrence of the disease after radical treatment, avoiding the need for additional androgen deprivation therapy, additional radiotherapy, PSMA-targeted therapy, chemotherapy, or salvage radical prostatectomy (in patients who failed radiotherapy). These treatments for recurrent prostate cancer after radical therapy may have severe side effects. For example, androgen deprivation therapy may result in impotence, hot flashes, mood changes, depression, and impaired impact on quality of life.

We believe aglatimagene could provide a significant commercial opportunity for therapeutic use in the newly diagnosed, localized prostate cancer patient population, with the goal of preventing recurrence of disease as well as local and metastatic disease progression, without significant toxicities and with a product that can be administered at outpatient facilities.

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

We believe aglatimagene could provide a significant commercial opportunity for therapeutic use in NSCLC patients with an inadequate response to ICI, if we are able to demonstrate overall survival of more than 12 months after treatment.

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

We believe aglatimagene could provide a significant commercial opportunity for therapeutic use in borderline resectable pancreatic cancer patients, if we are able to confirm the improvement in overall survival two years after initiation of treatment in patients who received aglatimagene combined with SoC compared to SoC alone.

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

We believe linoserpaturev provides a significant opportunity for therapeutic use in recurrent HGG based on the results published in Nature in October 2023, showing nearly doubling of the expected mOS after just a single injection of linoserpaturev.

Our Product Candidates

Initial Product Candidate - Aglatimagene

We believe our adenovirus-based product candidate aglatimagene has advantageous properties that differentiate from other viral immunotherapies. Namely, aglatimagene:

▪
Has consistently shown activity in clinical trials across a range of solid tumor types, including a positive randomized, placebo-controlled phase 3 clinical trial in localized prostate cancer.
▪
Has been dosed in more than a thousand patients and has shown a generally favorable tolerability and safety profile to date.
▪
Is engineered to be potently immunogenic but non-replicating with the goal of eliciting a systemic anti-tumor immune response against the tumor, while minimizing the risk for local and systemic toxicity.

▪
Can be stored at 4°C for up to 6 months, facilitating the use of aglatimagene in out-patient clinics. This aspect is particularly favorable in indications such as prostate cancer, where patients are often monitored in individual private practices.

Aglatimagene besadenovec is an adenovirus-based replication-defective engineered gene construct encoding the thymidine kinase gene derived from the herpes simplex virus. It is injected directly into a tumor or target tissue. Localized injection is intended to minimize systemic toxicities associated with systemic intravenous administration, eliminating the requirement for complex immune evasion or tumor-specific targeting mechanisms, and reprograms the immune response against the injected tumor, while activating the desired systemic anti-tumoral immune response against the injected tumor and uninjected metastases. The adenoviral vector is used to transport the HSV-thymidine kinase gene into the tumor cells at the site of injection. HSV-thymidine kinase converts generic, FDA-approved anti-herpes drugs, such as ganciclovir, acyclovir and valacyclovir, which we use as prodrugs, into a toxic nucleotide analogue. These agents are widely available, inexpensive, and are generally well-tolerated. Cells transduced with the HSV-thymidine kinase gene as well as neighboring cells that are replicating or exhibit DNA damage undergo immunogenic cell death after exposure to these systemically administered prodrugs that are converted in the tumor microenvironment into toxic metabolites.

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

This local effect provides a strong mechanistic rationale for the combination of aglatimagene with ICIs, such as PD-1 or PD-L1 targeting antibodies. ICI agents work by unmasking the inhibitory signals provided by PD-L1 ligands on tumor cells when bound to PD-1 receptors on T cells. By blocking this suppressive signal pharmacologically, it has been demonstrated that T cells can be unleashed to attack cancer cells, and that profound clinical benefit can be achieved, but only in a minority of patients. It has been hypothesized that treatment results can be significantly improved by optimizing recognition of the specific tumor antigens by the patient’s adaptive immune system using viral immunotherapy combined with the non-specific stimulation of T cells induced by ICI treatment. Aglatimagene has not only been shown to induce a specific anti-tumor immune response, but it may also upregulate PD-1 and PD-L1, which could convert non-responders to ICI into responders.

The immune system is highly dynamic, with continuous trafficking of different populations of immune cells throughout the body. One outcome of this is that when T cells are locally activated and reprogrammed to recognize tumor-specific antigens, they can act systemically to drive an efficient immune response at sites distant from the original tumor. This abscopal effect may explain the significant effects observed at distant, uninjected sites demonstrated in experimental models of cancers. For example, an abscopal effect has been shown for aglatimagene in a mouse model of prostate cancer. The model employed RM-1, a syngeneic prostate cell line, that was implanted both in the flanks of the mice as well as systemic, via a tail vein injection to mimic metastatic disease, resulting in the emergence of lung tumor nodules. After intratumor treatment of the flank tumor masses with either aglatimagene plus prodrug, alone or in combination with radiotherapy, we observed a beneficial response in both injected and uninjected metastatic tumors. Use of aglatimagene resulted in a 38% mean reduction in tumor volume at the site of injection and, in the combination arm, a reduction of 61% in tumor volume. Notably, the average number of uninjected lung nodules was reduced from 20.5 in the control arm and 22.4 in the mice that received radiotherapy to 13.0 in the aglatimagene arm, and to 6.6 when aglatimagene was combined with radiotherapy, showing both an abscopal (systemic) effect and synergy between aglatimagene treatment and radiotherapy in a mouse model of prostate cancer. We have confirmed the abscopal response (systemic anti-tumor immune response) after experimental treatment with aglatimagene plus prodrug in patients with NSCLC. We observed regression of uninjected lesions in about two-thirds of evaluable patients presenting with multiple lesions.

The activity of aglatimagene treatment has been shown to be dependent on CD8+ T cell involvement in studies in mouse models that evaluated permutations of aglatimagene treatment and T cell depletion. Furthermore, T cells from mice that were successfully treated with aglatimagene and prodrug were shown to be sufficient to inhibit tumor growth when mixed with AKR tumor model cells and implanted subcutaneously in mouse flanks. This activity was not observed with T cells from untreated mice, from mice that were treated with a control vector that lacked the thymidine kinase gene, or when the AKR tumor cells were xenografted alone. Together, data in experimental mouse models of cancer support a T cell dependent mechanism of action for aglatimagene and provide evidence for in situ vaccination against the tumor, largely based on a CD8+ T cell mediated mechanism. Accordingly, we have shown the induction of CD8+ T cell infiltration at the site of the tumor in patients with prostate cancer, pancreatic cancer, and NSCLC.

Second Product Candidate - Linoserpaturev

Linoserpaturev is a modified HSV with specific properties that can be leveraged in diverse clinical indications. Namely, linoserpaturev:

▪
Is engineered to provide oncolysis through replication specifically in Nestin expressing cancer cells.
▪
Has demonstrated statistically significant survival benefit in preclinical models of brain cancer.
▪
Has generated favorable tolerability and safety data to date, including not reaching a dose limiting toxicity in the dose range tested in an ongoing investigator-sponsored phase 1b trial.
▪
Has shown an activity signal in a very difficult to treat brain cancer population, critically defined by a highly immunosuppressive environment.
▪
Has been engineered to replicate in a range of other indications characterized by Nestin expression.
▪
Is derived from our HSV-based platform that also provides the potential to support expansion of our pipeline with novel agents.

Linoserpaturev is an engineered HSV where the expression of ICP34.5, the gene responsible for viral replication, has been placed under the control of a tumor-specific Nestin promoter. Nestin is a cytoskeletal protein that is overexpressed in glioma cells, but it is absent in the healthy adult brain. In linoserpaturev, ICP34.5 expression is controlled by the Nestin promotor, enabling viral replication selectively in tumor cells. This replication-competent HSV construct provides tumor-specific cytolytic activity, while sparing healthy cells that do not express Nestin.

This modification of the viral genome of linoserpaturev enables us to maintain the function of ICP34.5, an HSV protein that allows virus replication even in the presence of a suppressive interferon response, under strict control and only in tumor cells.

ICP34.5 is deleted in other HSV oncolytic viruses that may be less tumor selective with an intent of achieving a favorable safety profile, which may result in viruses characterized by poor replication ability and a limited ability to generate an effective anti-tumor immune response.

Our Clinical Trials

Aglatimagene for Prostate Cancer

We have completed multiple phase 1b and phase 2 clinical trials in non-metastatic prostate cancer using aglatimagene as monotherapy and in combination with SoC. These trials generated favorable tolerability and safety data and also provide evidence to support aglatimagene immune activation, dosing levels and schedules. We have administered aglatimagene to more than 700 patients with localized prostate cancer to date.

Monotherapy Activity

We have observed what we believe to be a clinical response with aglatimagene as monotherapy in our phase 1b and phase 2a clinical trials. These responses have been consistently observed in patients with prostate cancer, including patients with newly diagnosed, localized disease, as well as those whose cancer was progressing even after radiotherapy.

In newly diagnosed patients with localized prostate cancer, analysis of biopsies following monotherapy aglatimagene treatment revealed a change in glandular architecture, necrosis and increased immune cell infiltration as compared to baseline biopsy. We observed in treated samples a 4-fold increase in the number of CD8+ T cells and a 3-fold increase in the number of CD68+ macrophages, demonstrating an immune response after aglatimagene administration.

In another phase 1b/2a clinical trial, patients whose prostate cancer had progressed following radiotherapy and who presented with a persistently rising PSA level, were treated with aglatimagene as monotherapy using six dose levels, ranging from 1x108–1x1011 viral particles. In 27 of the 36 patients recruited a decrease in PSA levels was observed following a single cycle of aglatimagene, as measured by the best PSA decrease in serial assessments within the first 3 months after treatment. PSA is widely employed for patient management in conjunction with biopsy, as rising PSA levels, and in particular PSA doubling time are associated with disease progression. In that same clinical trial, we observed that the PSA doubling time improved significantly (p=0.0271) from 15.9 months at baseline to 42.5 months after a single cycle of aglatimagene administration in this treatment-resistant patient population. A subset of the patients in this trial also received second or third injection courses of aglatimagene. In most of these patients, another decrease from pre-administration PSA levels was observed upon repeated injection.

In December 2024, we completed a phase 2b randomized, double blind, placebo-controlled clinical trial in the United States evaluating the effects of aglatimagene monotherapy in patients with low- to intermediate-risk, localized prostate cancer undergoing active surveillance. We randomized 190 patients: 127 to the aglatimagene arm who received 2 doses of aglatimagene plus valacyclovir and 63 patients who received PBO plus valacyclovir. Enrollment of this trial was completed in May 2019. In December 2024, we reported data showing numerical improvement in time to radical treatment and the percentage of patients achieving negative (prostate cancer-free) biopsies at 1-year post-treatment. However, these differences did not reach statistical significance. Aglatimagene was generally well tolerated; AEs were consistent with prior studies. The study may have been underpowered for the primary endpoint of progression-free survival. Also, it is difficult to demonstrate therapeutic efficacy in patients with low-risk disease. The Company has decided to deprioritize the development of aglatimagene in the active surveillance population.

Combination Therapy

Because of the increasing prevalence of combination therapy for cancer patients, the ability to combine novel agents with SoC treatments without overlapping toxicity is of increasing importance. We believe that the favorable tolerability and safety data generated for aglatimagene in our clinical trials is encouraging for our current and future development plans, in combination with other agents where indicated. In clinical trials to date, aglatimagene has been generally well tolerated. Our previous phase 2a clinical trial data informed our agreement with the FDA under the SPA for our phase 3 clinical trial. Previously, we observed that intermediate-risk patients who received aglatimagene in combination with radiotherapy had failure rates that were 75% lower than those reported in four other contemporaneous trials of similar patient populations. Where these other clinical trials reported freedom from failure rates of between 75%-79%, corresponding to cumulative recurrence rates of 21%-25%, aglatimagene resulted in a 5% recurrence rate in patients with intermediate-risk prostate cancer. The median follow-up of patients who received aglatimagene in this phase 2a clinical trial was 5.7 years. Similarly, results in this clinical trial also demonstrated reduced recurrence rates in the low- and high-risk patients enrolled when compared to these other trials. Furthermore, a pathological complete response (pCR) was observed in 93% of the biopsies available at 2yrs (37%-73% in control populations). The endpoint used in our phase 2b trial was freedom from failure (FFF), defined by the period of time between treatment and the occurrence of a clinical or biochemical failure. Under the SPA agreement, we have selected disease-free survival (DFS) as the endpoint for our phase 3 clinical trial. The DFS definition requires an objective detection of tumor progression. This largely overlaps with FFF as biopsy and/or imaging studies are often triggered by detection of increased PSA levels (i.e., biochemical failure). We have also reanalyzed our previous phase 2a data using DFS parameters, supporting the implementation of DFS as endpoint in our phase 3 trial.

Potentially Registrational Phase 3 Clinical Trial for Localized Prostate Cancer

We are developing aglatimagene as a potential therapeutic option that could prevent or delay symptoms due to local and metastatic disease progression as well as the long-term severe side effects of salvage anti-cancer therapies, such as hormone therapy or surgical interventions. Based on the data from our clinical trials to date, we believe that aglatimagene has the potential, if approved, to be the first new first-line product candidate approved for patients with localized prostate cancer in over 20 years. We recently reported successful topline data in a potentially registrational phase 3 trial for aglatimagene, under an SPA with the FDA, in newly diagnosed localized prostate cancer in intermediate and high-risk patients in combination with the SoC, radiotherapy.

This phase 3 clinical trial enrolled 745 patients (711 of which received at least one intraprostatic injection of aglatimagene or PBO), randomized 2:1 to study drug and placebo, respectively. Patients received three investigational treatment courses of aglatimagene, each consisting of four concurrent injections of transrectal or transperineal ultrasound guided administration of aglatimagene followed by a course of oral valacyclovir. The first injection course was given at least 15 days but not more than 8 weeks before starting radiation. The second injection course was given 0-3 days prior to radiotherapy. The third and final injection course was delivered 15-22 days after the second injections. A fixed dose of valacyclovir was given for 14 days after each aglatimagene administration. SoC external beam radiotherapy was administered to patients throughout the course of the trial with a short course (<6 months) ADT as determined by the treating physician.

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

In December 2024, we announced positive topline data from this phase 3 clinical trial after median follow-up time of 50.3 months. The study met its primary endpoint, demonstrating a statistically significant improvement in disease-free survival compared to the control arm. Treatment with aglatimagene improved DFS by 30% (p=0.0155, HR 0.7, 95% CI 0.52 to 0.94). Median DFS was not reached for the aglatimagene treatment arm vs. 86.1 months in the PBO arm. Prostate cancer-specific DFS (exclusion of non-prostate cancer related deaths) demonstrated a greater effect with a 38% decreased risk in the aglatimagene arm vs. PBO (p=0.0046; HR 0.62, 95% CI 0.44 to 0.87). DFS improvement was observed both in patients receiving short-term ADT and in patients not receiving ADT. A significant increase in the proportion of patients achieving a prostate-specific antigen (PSA) nadir (<0.2 ng/ml) was observed in the treatment arm compared to the placebo control arm (67.1% vs. 58.6%, respectively; p=0.0164). aglatimagene induced 80.4% pathological complete responses in the 2-year post-treatment biopsies compared to 63.6% observed in the control arm (p=0.0015). Aglatimagene was generally well tolerated; the most common aglatimagene-related adverse events were flu-like symptoms, fever and chills, which were generally mild to moderate in severity and self-limited.

In September 2025, we presented subgroup analysis of the phase 3 clinical trial during the 2025 ASTRO Annual Meeting. The data demonstrated that the efficacy of aglatimagene on DFS and prostate-specific DFS was independent of the type of radiotherapy used (conventional EBRT vs. moderate hypofractionated EBRT). For moderate EBRT, the hazard ratio (HR) was 0.52 (95% CI: 0.30–0.93), and for conventional EBRT, the HR was 0.76 (95% CI: 0.53–1.07). Subgroup analyses of prostate cancer-specific DFS demonstrated that aglatimagene outperformed standard of care across all categories, with HRs ranging from 0.49 in patients with intermediate-risk favorable prostate cancer to 0.69 in patients with high-risk disease. We expect to announce supportive data on prostate cancer-specific outcomes (prostate cancer-specific DFS, time to salvage anti-cancer therapy, and time to metastasis) after extended follow-up in the second quarter of 2026.

Aglatimagene for Non-Small Cell Lung Cancer (NSCLC)

To assess the potential for aglatimagene to trigger local and systemic immune activation and produce a “hot” tumor phenotype, we designed and completed a clinical trial in patients with surgically resectable lung cancer. In this proof of mechanism phase 1b clinical trial, dose escalation of intratumoral neoadjuvant aglatimagene was followed by tumor resection three weeks later. The specific goal was to obtain biological data to better understand the impact of aglatimagene on the tumor microenvironment, with a specific focus on intratumoral CD8+ tumor infiltrating lymphocyte cell activation and function while also assessing the effects on the systemic immune response. The effects of aglatimagene were evaluated by comparing post-injection specimens to an internal control consisting of each patient’s own pre-treatment needle biopsy and blood samples, and an external cohort of matched patients who underwent standard surgical resection without aglatimagene. The results showed evidence of significant intratumoral and systemic immune activation after experimental aglatimagene monotherapy treatment. Analysis of peripheral blood mononuclear cells, both before and after aglatimagene administration, demonstrated a significant increase in expression of proliferation and activation markers including HLA-DR, CD38 and Ki67 three weeks after aglatimagene initiation. Other relevant findings in this clinical trial included an increase in markers of T cell activation such as PD-1 and CTLA-4, which are targets of ICI that have been approved for use in NSCLC.

In this NSCLC phase 1b clinical trial, two patients experienced grade 3 dehydration with renal insufficiency, two patients presented grade 3 urinary retention and six patients were observed to have a grade 4 low lymphocyte count. Of significant interest, one patient, a 70 year-old male with a 14.8 cm stage IIIA sarcomatoid carcinoma, exhibited a nearly 50% decrease in tumor volume at 3 weeks after aglatimagene monotherapy treatment. Collectively, these results led us to believe that aglatimagene could provide an opportunity to improve clinical outcomes in patients with NSCLC and an inadequate response to ICI by eliciting additional and specific immune activation.

Aglatimagene and Checkpoint Combination Phase 2 Clinical Trial for NSCLC in Patients with Inadequate Response to ICI

In 2020, we initiated a phase 2 clinical trial of aglatimagene in NSCLC patients with inadequate response to ICI that has enrolled patients receiving SoC ICI (plus chemotherapy if indicated) in combination with two courses of aglatimagene plus continued ICI. This open label clinical trial, as amended, targeted enrollment of approximately 80 patients with stage III/IV NSCLC in two separate cohorts. The cohorts are defined based on response to ICIs at the time of enrollment. Cohort 1 addresses patients with stable disease and Cohort 2 enrolled patients with progressive disease after at least 18 weeks of ICI treatment. Patients continued treatment with their initial ICI and aglatimagene was added to their regimen. The primary efficacy endpoints for this trial were response rate measured by RECIST and/or Disease Control Rate, with overall survival as a key study endpoint; there has been an increasing focus on the gold standard endpoint in this disease, overall survival, consistent with SITC and FDA guidelines.

We reported initial data from this trial at the ASCO Annual Meeting in June 2022. During our Research and Development Day in December 2022. These data were further supported in an update announced in September 2023, based on a data cutoff of August 1, 2023, where we presented updated data demonstrating evidence of local and systemic anti-tumor activity; a disease control rate of 77% (20/26) in patients entering trial with disease progression (cohort 2); sustained and ongoing clinical responses greater than 1 year; favorable change in the trajectory of tumor progression; decreased tumor size of RECIST target lesions in most patients; reduced uninjected tumor size in 14/21 patients (67%); an overall response rate of 13% (4/30) across cohorts 1 and 2; durable disease stabilization translating into encouraging preliminary evidence of progression-free survival; consistent induction of local and systemic cytotoxic T cell response; increased infiltration of CD8+ T cells in the tumor microenvironment; systemic expansion of effector T cells and increase in soluble granzyme B levels in the peripheral blood; and favorable safety/tolerability data with most treatment-related adverse events being grade 1/2. In May 2024, we announced topline data that showed prolonged overall survival. mOS of 20.6 months was observed following two administrations of aglatimagene plus valacyclovir in NSCLC patients with progressive disease despite ICI therapy, compared to published results of mOS of 11.6 months observed with standard of care docetaxel-based chemotherapy in a similar patient population (Reckamp K et al. J Clin Onc 2022;40:2295-2306). Ninety percent of these patients had stage IV disease at inclusion. Improved mOS was observed in both PD-L1 negative and PD-L1 positive tumors in patients with progressive disease (N=37 patients in cohort 2 for which PD-L1 status at baseline was available). mOS of 22.0 months was observed across all patients (n=46) who had an inadequate response to ICI and who received two administrations of aglatimagene. We confirmed that treatment with aglatimagene resulted in systemic activation of the immune response, including increased numbers of effector and cytotoxic T cells as well as elevated levels of soluble mediators of inflammation. Activation of the systemic immune response was associated with shrinkage of uninjected lesions (abscopal response). 71.4% of patients with metastatic disease and at least one uninjected tumor (n=35) experienced a beneficial effect from aglatimagene treatment on both injected and uninjected tumors. When using a threshold of >5% decrease, more than 60% of patients still showed an abscopal response. We also confirmed that treatment with aglatimagene in NSCLC continued to exhibit a favorable safety and tolerability profile.

In March 2025, we announced overall survival data from this phase 2a clinical trial of aglatimagene in NSCLC. In patients with an inadequate response to immune checkpoint inhibitor (ICI) treatment who received 2 aglatimagene plus valacyclovir courses (Cohort 1+2, per protocol population, n=46), mOS was 24.5 months. In patients with progressive disease, despite ICI treatment (Cohort 2, per protocol population, n=41), mOS was 21.5 months, which is markedly longer than the 9.8–11.8 months of survival reported in published literature in a similar patient population receiving standard of care of docetaxel second-line chemotherapy (Paz-Ares LG et al, J Clin Oncol 2024;42:2860-2872 ; Ahn MJ et al, J Clin Onc 2024;43:260-272). 37% of patients with progressive disease at enrollment were still alive > 24 months after aglatimagene treatment at the time of the March 3, 2025 data cut, suggesting a long tail of survival. 14/15 patients with overall survival > 24 months and 9/9 patients with overall survival > 30 months had non-squamous NSCLC. In patients with non-squamous NSCLC and progressive disease despite ICI (Cohort 2, per protocol population, n=33), observed mOS was 25.4 months after aglatimagene treatment. Aglatimagene continued to exhibit a generally favorable safety and tolerability profile during the extended follow-up period. Based on these positive findings, we plan to initiate a pivotal phase 3 clinical trial of aglatimagene in patients with progressive, metastatic, non-squamous NSCLC despite ICI treatment in the second quarter of 2026. We expect to announce updated data on OS and a long-term survival analysis in the first quarter of 2026.

Aglatimagene for Pancreatic Cancer

In a previous phase 1b clinical trial, patients with pancreatic cancer treated with aglatimagene in addition to SoC demonstrated a greater survival duration over the expected survival of the patients treated with the existing SoC alone in a comparison to historical trial results. Furthermore, in the subset of patients where pre- and post-treatment tumor biopsies were available, a statistically significant increase in the number of CD8+ tumor infiltrating lymphocytes was observed. In addition, the study demonstrated that aglatimagene was generally well-tolerated in combination with SoC.

Next, we conducted a randomized phase 2a clinical trial of aglatimagene in borderline resectable pancreatic cancer. In March 2023, in connection with our cost management and dynamic portfolio management initiatives, we elected to pause new enrollment in this randomized phase 2a clinical trial and decided to first evaluate survival in the enrolled patients. We presented initial clinical data in the fourth quarter of 2023, based on a data cutoff date of August 21, 2023. The initial data showed prolonged and sustained survival in patients who were treated with aglatimagene and there was a separation of the survival rates in the treatment and placebo arms. Estimated survival was 71.4% when 2-3 aglatimagene courses were added to standard neoadjuvant chemoradiotherapy followed by attempted surgical resection compared to 16.7% with standard neoadjuvant chemoradiotherapy followed by attempted surgical resection alone at both 24 and 36 months after treatment. We received FDA Fast Track Designation for aglatimagene plus prodrug (valacyclovir) for the treatment of patients with PDAC to improve overall survival in December 2023. In April 2024, we announced that the FDA granted Orphan Drug Designation for aglatimagene for the treatment of pancreatic cancer. Orphan Designation was also granted by the EMA in July 2025. In April 2024, we also reported topline survival data for the population of patients with borderline resectable PDAC with aglatimagene. Estimated mOS was 28.8 months in the aglatimagene group versus 12.5 months in the control group. Importantly, 4 out of 7 patients who received aglatimagene were still alive at the time of data cutoff, with 2 patients surviving more than 50.0 months from enrollment. Only 1 out of 6 patients, randomized to control SoC chemotherapy alone, remained alive at data cutoff (alive at 50.6 months). Biomarker data analysis demonstrated consistent and robust activation of immune response after dosing with aglatimagene. Addition of aglatimagene regimen to SoC was generally well tolerated, with no dose-limiting toxicities, including no cases of pancreatitis.

In February 2025, we presented final data from this randomized clinical trial. Prolonged and sustained survival was observed after experimental treatment with aglatimagene compared to the control group in patients with borderline resectable PDAC (n=13): estimated median overall survival after enrollment was 31.4 months in the aglatimagene group versus only 12.5 months in the control group. Median survival post-progression was 21.2 months in patients who received aglatimagene compared to 7.2 months in the control arm. Importantly, 3 out of 7 patients who received aglatimagene were still alive at the time of data cut-off (February 20, 2025) with a survival of 66.0, 63.6, and 35.8 months, respectively, after enrollment; survival from the time of diagnosis for these patients was 73.5, 68.8, and 41.3 months, respectively. Of these, the first patient had stage IV metastatic disease detected during surgery, the second had residual tumor present at the resection margin, and the third had adenocarcinoma with negative resection margins. In contrast, only one out of 6 patients randomized to SoC chemotherapy arm remained alive at the data cutoff (61.2 months from enrollment and 65.5 months from diagnosis); histologic analysis at resection showed intraepithelial neoplasia without evidence of residual adenocarcinoma in this patient, which is associated with improved prognosis. Taken together, the data supports the potential of aglatimagene across various solid tumors. In October 2025, we decided to pause on further clinical development of aglatimagene in PDAC, in the context of portfolio prioritization, unless externally funded through a grant or other non-dilutive external funding.

Opportunities for Aglatimagene in Other Cancer Indications

In addition to patients with prostate, lung, pancreatic, and brain cancer, aglatimagene has been dosed in small early-stage exploratory clinical trials in patients with ovarian cancer, malignant pleural effusion, pediatric brain cancer and retinoblastoma, supporting the tolerability and safety profile described above.

Linoserpaturev for Recurrent High-grade Glioma

Our first HSV-based product candidate, linoserpaturev, is in an ongoing investigator-sponsored phase 1b clinical trial in recurrent HGG. This is an open-label, dose-escalation clinical trial in patients who have failed SoC. The primary objective of this clinical trial is to analyze the safety of linoserpaturev use in patients with recurrent HGG. No dose-limiting toxicities were observed in doses ranging from 1x106 to 1x1010 PFU in half-log increments. Sixty-three patients have been treated.

Immunohistologic studies showed persistent presence of HSV antigen and infiltration by CD8+ cytotoxic tumor infiltrating lymphocytes post treatment, providing support for the expected mechanism of action of linoserpaturev.

We are particularly encouraged by the clinical course of a few patients who received a single injection with linoserpaturev as monotherapy upon recurrency of glioblastoma. One patient, originally diagnosed with multicentric glioblastoma and initially treated with SoC surgical resection followed by temozolomide and radiotherapy received linoserpaturev monotherapy, upon recurrency with development of two lesions visualized on MRI. One lesion, in the frontal region, had developed at the site of the initially resected mass. The second, larger mass was a new lesion. The patient received linoserpaturev via stereotactic administration into the injected lesion. At day 56 post-injection, there was a visible decrease in the volume of both masses. By day 112 post-injection, the volume of both masses was further reduced and the patient was able to go back to work. The patient eventually developed a third lesion, experienced a stroke secondary to a diagnostic procedure, and refused further treatment, dying approximately 15 months after entering the trial. A second patient initially diagnosed with methylated grade IV HGG located in the temporal lobe underwent 2 consecutive resections and treatment with chemoradiation for rapid progressive disease. The patient was injected with linoserpaturev (10E8 pfus), at the site of the original lesion. An MRI scan performed at day 91 showed increased enhancement at the site of injection. The patient underwent an additional resection, but, importantly, histologic report showed mainly inflammatory tissue with high density of tumor infiltrating lymphocytes. The patient did not have detectable disease, in absence of any additional treatment for more than 2 years and passed away as passenger of a car accident on day 717 post linoserpaturev treatment. Another patient, originally diagnosed with grade IV astrocytoma, was treated with linoserpaturev for a recurrence following first-line therapy with subtotal resection, chemoradiation and adjuvant temozolomide. At time of recurrence, a mass was evident in the left frontal lobe. The patient was enrolled in arm B of the phase 1b clinical trial which includes treatment with Cytoxan (24 mg/kg one dose day -2) prior to linoserpaturev injection. Post-treatment scan demonstrated progressive reduction in enhancement with cavitary necrosis at the site of injection. The patient remains clinically stable as of February 2026 and has not required additional therapies in the two years post linoserpaturev treatment. We find these case reports to be encouraging because of the unusually favorable disease course experienced by these patients with recurrent HGG who had previously failed SoC treatment, in absence of concurrent therapies. Additionally, we have observed a mOS of 11.8 months in the phase 1b trial in the first 41 patients as of the cutoff date of April 20, 2023. This data was confirmed in an independent cohort of 9 patients (cohort B; mOS 12.0 months). Prolonged survival after linoserpaturev treatment was associated with HSV-1 seropositivity as well as with changes in T cell fractions and TCRβ diversity. Given the mOS of less than 6-9 months in historical clinical trials of other investigational agents in patients with recurrent HGG, who had failed SoC treatment, we believe this is encouraging evidence of clinical activity. In May 2024, we announced that the FDA granted Orphan Drug Designation for linoserpaturev for the treatment of recurrent HGG. In October 2024, during the 16th Annual IOVC, we announced clinical activity and biomarker data for arm C. The principal investigator of the study reported ongoing improved survival compared to historical controls in patients treated with multiple injections of linoserpaturev, with 3 out of 6 patients with recurrent HGG still alive more than one year (12.2, 13.0, and 18.7 months, respectively) after initiation of experimental treatment with linoserpaturev.

In October 2025, we also announced updated OS data for Arm A and Arm B as of August 15, 2025. The updated mOS was 11.8 months for arm A (n=41) (CI: 8.3–14.9) and 12.0 months for arm B (n=9) (CI: 10.0–NA), respectively, after a single injection of linoserpaturev. One patient from arm A and one patient from arm B were still alive after prolonged follow-up (59.2 and 42.4 months, respectively, after linoserpaturev administration).

At the time of data cutoff, 9 patients in arm C had received multiple administrations of linoserpaturev. At the 1×10⁸ plaque-forming unit (PFU) dose, 3 patients received 4 injections, 1 patient received 5 injections, and 2 patients received 6 injections. At the 1×10⁷ PFU dose, 1 patient received 4 injections, and 2 patients received 5 injections. Median follow-up was 8.9 months. Four out of 9 patients were alive at the time of data cutoff (range 3.1-28.2 months after initiation of linoserpaturev treatment). Five patients had died, of which 3 died more than one year after initiation of linoserpaturev treatment (range 5.5-21.8 months). We have recently completed recruitment of Arm C and we expect to present mature mOS data and an update on long-term survivors in the fourth quarter of 2026. In January 2026, we received clearance for an IND that will support enabling work for a potential future randomized controlled phase 2 dose regimen finding study of linoserpaturev in recurrent glioblastoma.

The FDA previously granted Fast Track Designation and Orphan Drug Designation to linoserpaturev in recurrent HGG based on an earlier data cut.

Collaborations and Other Transactions

We are a party to various license, royalty and collaboration agreements under which we license patents, patent applications and other intellectual property to and from third parties. These licenses impose various diligence and financial payment obligations on us. We expect to continue to enter into these types of license agreements in the future. We consider the following license and collaboration agreements to be material to our business:

RTW. On February 19, 2026, we entered into a purchase and sale agreement (the RTW Purchase Agreement) with funds managed by RTW Investments, LP (RTW). Under the terms of the RTW Purchase Agreement, RTW has agreed to pay us $100 million (the RTW Purchase Price) upon the marketing approval of aglatimagene for the treatment of intermediate-risk and high-risk localized prostate cancer by the FDA in exchange for a tiered royalty on future net sales of aglatimagene in the United States. RTW will be entitled to a 4.67% royalty on the portion of annual net sales in the United States that is less than or equal to $1 billion, and a 1.33% royalty on the portion of annual net sales in the United States, exceeding $1 billion. The 4.67% tier will increase to 6.67% if annual net sales do not achieve certain specified levels (the Ratchet), subject to a cure opportunity by us (provided that such Ratchet and cure opportunity may each subsequently occur more than once).

The royalty payments become payable following the first commercial sale of aglatimagene in the United States and end upon RTW’s receipt of $250 million in royalty payments (the RTW Royalty Cap). If we undergo a change of control with, or sell aglatimagene and all of the aglatimagene rights to, a third party, the RTW Purchase Agreement provides the Company and RTW with an option for us to pay certain specified amounts to terminate the RTW Purchase Agreement, depending upon the timing for such transaction, up to the RTW Royalty Cap (the Buy-Out Option). If either party exercises the Buy-Out Option, the RTW Purchase Agreement will automatically terminate upon payment of the specified amount.

The transaction is subject to certain closing conditions, including that FDA approval must occur by a specified date, conditions related to our indebtedness and other customary closing conditions. The RTW Purchase Agreement also contains customary representations, warranties and indemnities on the part of us and RTW and customary covenants on the part of us, including around our indebtedness as well as licensing and other activities related to aglatimagene and its rights.

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

Mass General Brigham (MGB). On January 20, 2018, we entered into an exclusive option agreement (the Option Agreement) with MGB. Pursuant to the Option Agreement, we obtained the exclusive right from MGB to negotiate a world-wide, royalty-bearing license to develop and commercialize products covered by certain MGB patents, including those patents covering linoserpaturev, in the field of gene therapy and oncolytic vector therapy for the treatment or prevention of cancerous tumors in humans or animals, as such field is further detailed in the Option Agreement (the Licensed Field). In consideration for MGB’s granting of the exclusive option, we paid MGB a non-refundable fee of $40,000.

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

Competition

The development and commercialization of new product candidates is highly competitive. We face competition from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others with respect to aglatimagene and linoserpaturev and will face similar competition with respect to any product candidates that we may seek to develop or commercialize in the future. We compete in pharmaceutical, biotechnology and other related markets that develop immuno-oncology therapies for the treatment of cancer. There are other companies working to develop viral immunotherapies for the treatment of cancer, including divisions of large pharmaceutical and biotechnology companies of various sizes. The large pharmaceutical and biotechnology companies that have commercialized and/or are developing immuno-oncology treatments for cancer include AstraZeneca, Bristol-Myers Squibb, Gilead Sciences, Merck & Co., Novartis, Pfizer, Genentech, and Johnson & Johnson.

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

Manufacturing

We have established an operations leadership team with extensive experience in manufacturing biologics based on viruses, including viral immunotherapy products and gene therapy products, and in the construction, validation, approval and operation of facilities designed to manufacture biologics. We have secured a third-party contract manufacturing organization for clinical and commercial-scale manufacturing of our aglatimagene and linoserpaturev product candidates. We rely and expect to continue to rely on such contract manufacturing organizations to produce our biologic candidates, and if approved, biological products.

Intellectual Property

With regard to patent exclusivities, we have or are pursuing patent protection for our clinical aglatimagene and linoserpaturev product candidates and our enLIGHTEN™ Discovery Platform. With regard to our aglatimagene product candidate, we own a U.S. patent and one pending U.S. patent application that relate to methods of decreasing tumor burden and micrometastases using aglatimagene in combination with an immune checkpoint inhibitor. The issued patent and pending application, if issued, are expected to expire in 2034. We also own one pending International patent application filed under the Patent Cooperation Treaty (International application) that relates to methods of treating non-squamous non-small cell lung cancer and non-resectable, non-small cell lung cancer using aglatimagene, one International application that relates to methods of treating non-resectable, non-small cell lung cancer by administering aglatimagene to a disease positive lymph node, and one pending International application that relates to methods of treating prostate cancer using aglatimagene. Patents claiming priority to the International applications relating to lung cancer, if issued, are expected to expire in 2044. Patents claiming priority to the International application relating to prostate cancer, if issued, are expected to expire in 2045. We also own a pending U.S. provisional patent application that relates to formulations and methods of manufacture of aglatimagene. Patents claiming priority to this provisional application, if issued, are expected to expire in 2046.

With regard to our linoserpaturev product candidate, we have exclusively licensed from MGB a patent family that includes issued patents in the United States, Australia, Canada, China, Europe, Japan and Korea, and patent applications pending in Europe that relate to the composition of matter of the vector used in our linoserpaturev product candidate. The issued patents and the pending applications, if issued, are expected to expire in 2036. In addition, we own a pending International patent application that relates to methods of treating melanoma with linoserpaturev. Patents claiming priority to this International application, if issued, are expected to expire in 2045.

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

Expedited Development and Review Programs

The FDA has various programs, including Fast Track Designation, Breakthrough Therapy Designation, accelerated approval, Regenerative Medicine Advanced Therapy (RMAT) Designation, and priority review, that are intended to expedite or simplify the process for the development and FDA review of drugs and biologics that are intended for the treatment of serious or life-threatening diseases or conditions. To be eligible for Fast Track Designation, new drugs and biological product candidates must be intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track Designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a fast track product at any time during the clinical development of the product. One benefit of Fast Track Designation, for example, is that the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted if certain conditions are satisfied, including an agreement with the FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review.

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

A product candidate may be eligible for RMAT Designation if: (1) it is a cell therapy, therapeutic tissue engineering product, human cell or tissue product, or combination product using any such therapies or products; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) there is preliminary clinical evidence that indicates the product candidate has the potential to address unmet medical needs for such disease or condition. This program is intended to facilitate efficient development and review of RMATs and includes all of the features of Breakthrough Therapy Designation, including early interactions to discuss potential surrogate or intermediate endpoints.

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

The FDA generally requires companion diagnostics intended to select the patients who will respond to cancer treatment to obtain marketing approval or clearance for that diagnostic contemporaneously with approval of the therapeutic. The review of these in vitro companion diagnostics in conjunction with the review of therapeutic candidates such as those we are developing involves coordination of review by the FDA’s Center for Biologics Evaluation and Research and by the FDA’s Center for Devices and Radiological Health.

Historically, the FDA required premarket approval applications (PMAs) for nearly all companion diagnostics for cancer therapies. In January 2024, the FDA announced its intention to initiate the reclassification process for most in vitro diagnostics, including companion diagnostics. Further, the FDA indicated that in addition to the reclassification process, the FDA will continue taking a risk-based approach in the initial classification of individual in vitro diagnostics to determine whether a new test may be classified into Class II through the de novo classification process. In so doing, the FDA indicated that it may regulate most future companion diagnostics as Class II devices, which would likely entail less onerous development, approval, and postmarket regulatory requirements than what is required for Class III medical devices and in vitro diagnostics that are subject to the PMA pathway.

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

Clinical Trials Regulation

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, an application must be submitted for each clinical trial to each country’s national competent authority, and at least one independent ethics committee, much like the FDA and an IRB, respectively. Under the Clinical Trials Regulation (EU) No. 536/2014 (CTR), which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022, a single application is now made through the Clinical Trials Information System (CTIS) for clinical trial authorization in up to 30 EU/EEA countries at the same time and with a single set of documentation.

The assessment of applications for clinical trials is divided into two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a reporting Member State. Part II is assessed separately by each Member State concerned. The role of the relevant ethics committees in the assessment procedure continues to be governed by the national law of the concerned EU Member State, however overall related timelines are defined by the Clinical Trials Regulation. The Clinical Trials Regulation also provides for simplified reporting procedures for clinical trial sponsors.

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

Orphan Designation and Exclusivity

Products receiving Orphan Designation in the EU are eligible for ten years of market exclusivity for the approved indication, during which time no “similar medicinal product” for the same indication may be placed on the market, subject to certain limited exceptions. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan medicinal product can also obtain an additional two years of market exclusivity in the EU where an agreed pediatric investigation plan (PIP) for pediatric studies has been complied with. No extension to any supplementary protection certificate (SPC) can be granted on the basis of pediatric studies for orphan indications.

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

Pediatric Development

In the EU, companies developing a new medicinal product must agree upon a PIP with the EMA’s pediatric committee (PDCO) and must conduct pediatric clinical trials in accordance with that PIP, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product for which a marketing authorization is being sought. The MAA for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted by the PDCO of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the agreed PIP are eligible for a six month extension of the protection under an SPC (provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to 2 years before the SPC expires) even where the trial results are negative. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

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
•
MAAs must include a risk management plan (RMP) describing the risk management system that the company will put in place to prevent or minimize the risks associated with the product, in accordance with applicable EU requirements. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and certain PSUR information may be made available to third parties requesting access, subject to limited redaction of confidential commercial information and personal data.
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

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A common position on the text has been agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted, and are not expected to become applicable before 2028.

Brexit and the Regulatory Framework in the United Kingdom

Following the end of the Brexit transition period on January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the United Kingdom (UK) is not generally subject to EU laws in respect of medicines. The EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK, however, new legislation such as the (EU) CTR is not applicable in the UK. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA) is the UK's standalone medicines and medical devices regulator. As a result of the Northern Ireland Protocol, different rules applied in Northern Ireland than in England, Wales, and Scotland (together, "Great Britain", or GB), which continued to follow the EU regulatory regime for a period following Brexit. However, on January 1, 2025 a new arrangement called the "Windsor Framework" came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labeling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines. In particular, the MHRA is now responsible for approving medicinal products placed on the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has a role in UK marketing authorizations. A single UK-wide MA will be granted by the MHRA for medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require, for packs placed on the UK market on or after January 1, 2025, a "UK Only" label, indicating they are not for sale in the EU. However, although separate authorization is now required to market medicinal products in the UK, since January 1, 2024, the MHRA may rely on the International Recognition Procedure (IRP) when reviewing certain types of MAAs. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g. the medicines regulatory authorities in Australia, Canada, Switzerland, Singapore, Japan, the U.S.A. and the EMA in the EU) when considering an application for a UK MA. There is no pre-MA orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation with the corresponding MA application. The criteria are essentially the same, but have been tailored for the UK market, i.e., the prevalence of the condition in the UK, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in the UK.

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
•
The American Taxpayer Relief Act further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers were further reduced starting on January 1, 2025. In addition to provider payment cuts under Medicare, the American Rescue Plan Act of 2021 also eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding available for healthcare providers and may otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives which could limit the amounts that federal and state governments will pay for healthcare products and services and result in reduced demand for certain pharmaceutical products or additional pricing pressures. The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one Orphan Designation and for which the only approved indication is for that disease or condition. Under the One Big Beautiful Bill Act of 2025, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan drug designations or indications, are exempt from the Medicare drug price negotiation program. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation (MFN) price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the MFN lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

On November 6, 2025, the Centers for Medicare & Medicaid Services (CMS) announced a new drug payment model designed to make MFN-level prices available to state Medicaid programs via manufacturer rebates. Referred to as the “GENErating cost Reductions fOr U.S. Medicaid Model” (GENEROUS), the initiative is designed to run from 2026 through 2030 and is voluntary for both manufacturers and state Medicaid programs. Under the model, participating states will be able to access MFN-level prices for participating manufacturers’ drugs through CMS-negotiated supplemental rebates tied to an MFN net price benchmark.

On December 19, 2025, the CMS proposed a mandatory Center for Medicare and Medicaid Innovation (CMMI) drug payment model to test whether alternative methods for calculating Medicare rebates, based on international pricing metrics rather than inflation-based metrics, reduce costs for Medicare fee-for-service (FFS) beneficiaries and the Medicare program while preserving quality of care. The Guarding U.S. Medicare Against Rising Drug Costs (GUARD) Model, would test an alternative approach to calculating rebates for certain Medicare Part D products using international pricing benchmarks. The GUARD Model would begin on January 1, 2027, and run through December 31, 2033. Further, on December 19, 2025, CMS proposed the Global Benchmark for Efficient Drug Pricing Model (GLOBE) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. As proposed, GLOBE would begin a five-year performance period on October 1, 2026.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards (PDABs) and similar entities. While many PDABs have been granted authority to promote drug price transparency and reporting, some states have granted PDABs more expansive authority, including to set Upper Payment Limits (UPLs) on select, high price drugs. The adoption and implementation of UPLs may put downward pressure on drug prices and impact our company’s future revenues. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

Employees and Human Capital Resources

As of December 31, 2025, we had 55 employees. Of these employees, 44 perform research and development functions. None of our employees are represented by a labor union and we believe we maintain good relations with our employees.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated under the laws of the State of Delaware in June 2003. Since inception, we have focused substantially all of our efforts and financial resources on raising capital and developing our initial product candidates. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors in private equity financings and from the proceeds of the sale of our common stock and accompanying pre-funded warrants. From our inception through December 31, 2025, we raised an aggregate of $273.7 million of gross proceeds from such transactions. In addition, in February 2022, we borrowed $20.0 million under the four-year loan and security agreement (the SVB Loan Agreement) with Silicon Valley Bank (SVB). On October 14, 2025, we entered into a Loan and Security Agreement, as amended by that certain First Amendment to Loan and Security Agreement dated as of March 10, 2026 (the Trinity LSA), with the lenders party thereto and Trinity Capital Inc. (Trinity), as administrative agent and collateral agent and in October 2025 we borrowed $50.0 million under the Trinity LSA pursuant to the First Tranche at closing. We used a portion of the proceeds from the First Tranche of the Trinity LSA to repay the SVB Loan Agreement in full on October 14, 2025. As of December 31, 2025, our cash and cash equivalents were $119.7 million. We had an accumulated deficit of $230.4 million as of December 31, 2025. For the years ended December 31, 2025 and 2024, we reported net losses of $38.2 million and $55.2 million, respectively. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to do so in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

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

We expect that our existing cash and cash equivalents, together with the net proceeds from the February 2026 equity offering of approximately $93.5 million, will be sufficient to fund our current operating plan into the first quarter of 2028. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•
the scope, progress, results and costs of product discovery, preclinical and clinical development, laboratory testing, manufacturing and clinical trials for the development of aglatimagene, linoserpaturev, or our other potential product candidates;
•
the timing of, and the costs involved in, obtaining marketing approvals for aglatimagene in newly diagnosed localized prostate cancer and NSCLC as well as for linoserpaturev in our initial target indication of glioblastoma and our other potential product candidates that we may develop;
•
if approved, the costs of commercialization activities for aglatimagene or linoserpaturev for any approved indications or any other product candidate that receives regulatory approval to the extent such costs are not the responsibility of a collaborator that we may contract with in the future, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
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

Our outstanding debt under the Trinity LSA may, bear interest at variable interest rates. To meet our liquidity needs, we have relied in part on borrowed funds with variable interest rates and may continue to do so in the future. Continued

increase in interest rates may increase the cost of new indebtedness and the servicing of our outstanding indebtedness, and could materially and adversely affect our results of operations, financial condition, liquidity and cash flows.

The terms of the RTW Purchase Agreement place restrictions on our operating and financial flexibility, and if we fail to comply with certain covenants in the RTW Purchase Agreement, our results of operations and financial condition may be harmed.

The RTW Purchase Agreement contains covenants that impose on us certain obligations with respect to payment, diligence, reporting, intellectual property, license agreements, and certain other actions, as well as indemnification obligations. The RTW Purchase Agreement also contains covenants that limit or restrict our ability to, among other things, incur indebtedness, refinance our existing indebtedness, grant liens, enter into out-licenses, in each case subject to certain exceptions set forth in the RTW Purchase Agreement. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might otherwise be advantageous to us and our stockholders. Pursuant to the RTW Purchase Agreement, at the closing of the RTW Purchase Agreement, we will grant to the Purchaser a lien in certain of our intellectual property assets and other related assets to secure our obligations under the Purchase Agreement. If we are unable to comply with our obligations, the Purchaser could seek to enforce its security interest in such assets.

Further, the Purchase Agreement and our payment obligations to the Purchaser could have important negative consequences to our stockholders. For example, a portion of our cash flow from operations will be needed to make required payments to the Purchaser and will not be available to fund future operations. Payment requirements under the Purchase Agreement will increase our cash outflows. Our future operating performance is subject to market conditions and business factors that are beyond our control. If our cash inflows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital. If we raise funds by selling additional equity, such sale would result in dilution to our stockholders. There is no assurance that if we are required to secure funding we can do so on terms acceptable to us, or at all. Failure to pay amounts owed to the Purchaser when due would result in a default under the Purchase Agreement and could result in acceleration of obligations, foreclosure on assets, or other remedies that could materially harm our business operations and financial condition. These restrictions and obligations could limit our ability to operate our business effectively and respond to changing market conditions, which may adversely affect our business, financial condition, and results of operations.

Furthermore, the Purchase Agreement is subject to customary closing conditions. If we are unable to satisfy the closing conditions set forth in the Purchase Agreement, our business, financial condition and results of operations may be adversely impacted.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. We currently have a $50 million loan outstanding pursuant to a $130 million term loan facility with Trinity, which was entered into in October 2025. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with certain financial institutions, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

Risks Related to Product Development

Our business is dependent on the success of our most advanced product candidate, aglatimagene, as well as linoserpaturev and any other product candidates that we advance into the clinic. All of our product candidates will require additional development before we may be able to seek regulatory approval for and launch a product commercially.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to our aglatimagene program, which is currently our most advanced product candidate.

If aglatimagene, linoserpaturev or any other product candidate we develop encounters safety or efficacy issues, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We can provide no assurance that aglatimagene, linoserpaturev or any other product candidates we develop will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. If we were required to discontinue development of aglatimagene, linoserpaturev or any future product candidate, or if aglatimagene, linoserpaturev, or any future product candidate do not receive regulatory approval or fail to achieve significant market acceptance, we would be delayed by many years in our ability to achieve profitability, if ever.

Furthermore, even if we obtain regulatory approval for aglatimagene, linoserpaturev or any other product candidates we develop, we will still need to develop a commercial infrastructure, expand our manufacturing capabilities or develop relationships with collaborators to commercialize, establish a commercially viable pricing structure and obtain coverage and adequate reimbursement from third-party payors, including government healthcare programs. If we, or any future collaborators, are unable to successfully commercialize aglatimagene, linoserpaturev or any other product candidates we develop, we may not be able to generate sufficient revenue to continue our business.

Our preclinical studies and clinical trials may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval, and commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, including aglatimagene, linoserpaturev or any other product candidates we develop, we must demonstrate the safety and efficacy of our product candidates for use in each target indication through lengthy, complex, and expensive preclinical studies and clinical trials. Failure can occur at any time during the preclinical study and clinical trial processes and there is a high risk of failure, so we may never succeed in developing marketable products. Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety and efficacy necessary to obtain regulatory approval to market any of our product candidates. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety or efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. While we are currently in early stages of clinical development for linoserpaturev, it is likely, as is the case with many oncology therapies, that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Our product candidates have caused side effects in clinical trials related to on-target toxicity such as fever, chills and muscle aches and other flu-like symptoms. The most common side effects observed in our clinical trials to date have been transient, injection site-related reactions, and flu-like symptoms. The specific symptoms are largely dependent on the tumor site (site of injection). Patients who have participated in our trials have experienced grade 3 and grade 4 treatment-related side effects, including blood abnormalities. Those include pyrexia, genitourinary toxicity, increased aspartate transaminase / alanine transaminase (AST/ALT), increased bilirubin, hemiparesis or worsening of speech impairment (in studies of recurrent HGG), insomnia, headache, wound complications, empyema, motor-neuropathy symptoms/signs, transient lymphopenia, dehydration with renal insufficiency, urinary retention, worsening abdominal pain and increased lipase. Different nomenclature for the same side effect can be used in different trials (i.e. lymphopenia or low lymphocyte count). If on-target toxicity is observed at unacceptable levels, or if our product candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In addition, our product candidates could cause undesirable side effects that we have not observed yet to date. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. In addition to our ongoing clinical trials of aglatimagene and linoserpaturev, patients have been, and may continue to be, treated with aglatimagene and/or linoserpaturev under an expanded access or “compassionate use” program. To the extent the experiences of patients being treated in this program are inconsistent with or less favorable than the results of our ongoing or planned company-sponsored trials with aglatimagene and/or linoserpaturev, it may negatively affect perceptions of aglatimagene and/or linoserpaturev, our other product candidates, or our business. In addition, the FDA or comparable foreign regulatory authorities may require us to obtain and submit additional clinical data due to these inconsistent or unfavorable results, which could delay clinical development or marketing approval of aglatimagene and/or linoserpaturev or potentially our other product candidates.

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

Because we have limited financial and human resources, we intend to initially focus on research programs and product candidates for a limited set of indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. For example, at the Annual Meeting of SITC in Boston in November 2022, due to promising clinical activity of linoserpaturev in recurrent HGG, we made a portfolio and resource decision to prioritize linoserpaturev in recurrent HGG and not to pursue a phase 3 clinical trial of aglatimagene in HGG.

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

We have concentrated our research and development efforts on our aglatimagene and linoserpaturev product candidates, and our future success largely depends on the successful development of these therapeutic approaches.

We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. Few viral immunotherapies have been approved globally or by the FDA to date. While talimogene laherparepvec (Imlygic, Amgen) and nadofaragene firadenovec-vncg (Adstiladrin, Ferring Pharmaceuticals) have received FDA approval, regulatory agencies have reviewed relatively few viral immunotherapy product candidates such as aglatimagene and linoserpaturev. This may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our product candidates. Further, any viral immunotherapies that are approved may be subject to extensive post-approval regulatory requirements, including requirements pertaining to manufacturing, distribution and promotion. We may need to devote significant time and resources to compliance with these requirements.

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

Furthermore, there has been limited historical clinical trial experience for the development of products that utilize the adenovirus. Moreover, the design and conduct of our clinical trials differs from the design and conduct of previously conducted clinical trials in this area. In particular, regulatory authorities in the United States and in other jurisdictions, including Europe, have not issued definitive guidance as to how to measure and demonstrate efficacy in newly diagnosed localized prostate cancer in intermediate- to high-risk patients in combination with the standard of care (SoC). As a result, there is substantial risk that the design or outcomes of our clinical trials will not be satisfactory to support marketing approval. For example, the endpoint in our phase 3 clinical trial which investigated aglatimagene in prostate cancer was a disease-free survival (DFS) endpoint. While this endpoint has not been utilized in prior trials, it was discussed and agreed by the FDA during the process resulting in the Special Protocol Assessment (SPA). The FDA may change its views on the clinical relevance of this endpoint because of evolving standards of care and contemporary disease management guidelines, or other emerging clinical or scientific information. However, even if this endpoint is accepted as a basis for approval in the United States, we cannot be certain that regulators outside of the United States will accept the endpoint or will not require us to conduct additional validation studies to support the suitability of such endpoints for approval in these jurisdictions.

We are developing, and in the future may develop, other product candidates, in combination with other therapies, which exposes us to additional risks related to any prodrugs or any agents used in combination with our product candidates.

Our aglatimagene product candidate is being developed to be used in combination with the prodrug valacyclovir, which is an oral small molecule drug marketed for treatment of herpes infections. In the future, we may develop other product candidates to be used with one or more currently approved other therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

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

The commercial success of adenovirus- or HSV-based product candidates will depend in part on public acceptance of the use of immuno-oncology, and, in particular, viral immunotherapy. Adverse events in clinical trials of aglatimagene, linoserpaturev or any other adenovirus- or HSV-based product candidates which we may develop, or in clinical trials of others developing similar products and the resulting publicity, as well as any other negative developments in the field of immuno-oncology that may occur in the future, including in connection with competitor therapies, could result in a decrease in demand for any adenovirus- or HSV-based product candidates that we may develop. These events could also result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of viral immunotherapies is unsafe, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community, and potential clinical trial subjects may be discouraged from enrolling in our clinical trials. In addition, responses by national or state governments to negative public perception may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, prospects and results of operations and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. As a result, we may not be able to continue or may be delayed in conducting our development programs.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of completion of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities, or as needed to provide appropriate statistical power for a given trial. In particular, because we are focused on patients with brain cancer for the development of linoserpaturev, our ability to enroll eligible patients may be limited or enrollment may be slower than we anticipate due to the small eligible patient population. In addition, our ability to enroll patients may be delayed by any future public health crisis and we are unable to predict the full extent and scope of such delays.

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

The development and commercialization of new product candidates is highly competitive. We face competition from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others with respect to aglatimagene and linoserpaturev and will face similar competition with respect to any product candidates that we may seek to develop or commercialize in the future. We compete in pharmaceutical, biotechnology and other related markets that develop immuno-oncology therapies for the treatment of cancer. There are other companies working to develop viral immunotherapies for the treatment of cancer including divisions of large pharmaceutical and biotechnology companies of various sizes. The large pharmaceutical and biotechnology companies that have commercialized and/or are developing immuno-oncology treatments for cancer include AstraZeneca, Bristol-Myers Squibb, Gilead Sciences, Merck, Novartis, Pfizer, Regeneron and Roche/Genentech.

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

Risks Related to Government Regulation and Commercialization of Our Product Candidates

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. If we are not able to obtain, or experience delays in obtaining, required regulatory approvals, we will not be able to commercialize aglatimagene, linoserpaturev and future product candidates as expected, and our ability to generate revenue may be materially impaired.

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

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. The number and types of preclinical studies and clinical trials that will be required for regulatory approval also varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, and there may be varying interpretations of data obtained from preclinical studies or clinical trials, any of which may cause delays or limitations in the approval or a decision not to approve an application. For example, regulatory authorities may question the clinical relevance of data derived from our clinical trials because of evolving standards of care and contemporary disease management guidelines. It is possible that aglatimagene, linoserpaturev and future product candidates will never obtain the appropriate regulatory approvals necessary for us to commence product sales.

If we experience delays in obtaining approval, if we fail to obtain regulatory approval of aglatimagene, linoserpaturev or any future product candidate or if the label for a product candidate does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate, the commercial prospects for such product candidate may be harmed and our ability to generate revenues from that product candidate may be materially impaired.

Aglatimagene, linoserpaturev or future product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any. Serious adverse events or undesirable side effects caused by aglatimagene, linoserpaturev and future product candidates could cause us, IRBs, and other reviewing entities or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. For example, if concerns are raised regarding the safety of a new therapeutic as a result of undesirable side effects identified during clinical or preclinical testing, or if the FDA has a different interpretation of the safety data from our clinical trials than we do, the FDA or comparable foreign regulatory authority may order us to cease further development, decline to approve the product candidate or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the product candidate. The FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, may also require, or we may voluntarily develop, strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, or the monitoring of safety data by a data monitoring committee, among other strategies. For example, patients enrolled in our ongoing clinical trials of aglatimagene and linoserpaturev have experienced mild to moderate adverse events, consisting mainly of flu-like symptoms and injection site reactions. In response to these adverse events, we have implemented prophylactic measures, including intravenous fluids, antiemetics and antipyretics. The FDA’s or a comparable foreign regulatory authority’s requests for additional data or information could also result in substantial delays in the approval of aglatimagene, linoserpaturev and future product candidates.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of a product candidate may only be uncovered when a significantly larger number of patients are exposed to the product candidate or when patients are exposed for a longer period of time.

Undesirable side effects caused by aglatimagene, linoserpaturev or any future product candidates could also result in denial of regulatory approval by the FDA or comparable foreign regulatory authorities for any or all targeted indications or the inclusion of unfavorable information in our product labeling, such as limitations on the indicated uses for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or may result in requirements for costly post-marketing testing and surveillance, or other requirements, including the submission of a Risk Evaluation and Mitigation Strategy (REMS) to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of aglatimagene, linoserpaturev and future product candidates. Any such limitations or restrictions could similarly impact any supplemental marketing approvals we may obtain for aglatimagene and linoserpaturev. Undesirable side effects may limit the potential market for any approved products or could result in restrictions on manufacturing processes, the discontinuation of the sales and marketing of the product, or withdrawal of product approvals. We could also be sued and held liable for harm caused to patients, or become subject to fines, injunctions or the imposition of civil or criminal penalties.

If aglatimagene, linoserpaturev and future product candidates are associated with serious adverse events or undesirable side effects or have properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The therapeutic-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially harm our business, financial condition, results of operations, stock price and prospects.

The FDA’s agreement to a Special Protocol Assessment with respect to the study design of our pivotal phase 3 clinical trial of aglatimagene in newly diagnosed localized prostate cancer in intermediate and high-risk patients does not guarantee any particular outcome from regulatory review, including ultimate approval, and may not lead to a successful review or approval process.

We have obtained agreement from the FDA on the design and size of our pivotal phase 3 clinical trial of aglatimagene in newly diagnosed localized prostate cancer in intermediate- and high-risk patients in combination with the SoC through a SPA. The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs and biologics by allowing the FDA to evaluate the proposed design and size of certain clinical or animal studies, including clinical trials that are intended to form the primary basis for determining a product candidate’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding protocol design and scientific and regulatory requirements. The FDA aims to complete SPA reviews within 45 days of receipt of the request. The FDA ultimately assesses whether specific elements of the protocol design of the trial, such as entry criteria, dose selection, endpoints and/or planned analyses, are acceptable to support regulatory approval of the product with respect to the effectiveness of the indication studied. All exchanges between the FDA and the sponsor regarding an SPA must be clearly documented in an SPA letter or the minutes of a meeting between the sponsor and the FDA.

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

Moreover, if the FDA revokes or alters its agreement under the SPA, or interprets the data collected from the clinical trial differently than we do, the FDA may not deem the data sufficient to support an application for regulatory approval of aglatimagene in prostate cancer.

A Fast Track Designation by the FDA, even though granted for some indications for aglatimagene and linoserpaturev, or if received for any other future product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval for the designated indications.

If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track Designation for a particular indication. We have been granted Fast Track Designation for the use of aglatimagene for: (1) the treatment of localized, primary prostate cancer in combination with radiation therapy to improve the local control rate; (2) with valacyclovir in combination with pembrolizumab in order to improve survival or delay progression in patients with stage III/IV NSCLC who are resistant to first line PD-(L)1 inhibitor therapy and who do not have activating molecular driver mutations; and (3) with valacyclovir for the treatment of patients with pancreatic ductal adenocarcinoma (PDAC) to improve overall survival. Linoserpaturev was also granted Fast Track Designation for the treatment of patients with recurrent HGG to improve overall survival. We may also seek Fast Track Designation for certain of our future product candidates in specific indications, as appropriate. However, there is no assurance that the FDA will grant this status to our proposed product candidates. Marketing applications filed by sponsors of products with Fast Track Designation are eligible for priority review under the policies and procedures offered by the FDA, but the Fast Track Designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track Designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even though we have received Fast Track Designation for aglatimagene and linoserpaturev or even if we receive Fast Track Designation for our future additional indications for aglatimagene and linoserpaturev, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track Designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track Designation at any time if it believes that the designation is no longer supported by data from our clinical development program. Drugs and biologics for indications designated as Fast Track therapies by the FDA may also be eligible for other expedited programs, including accelerated approval.

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

We have received Orphan Drug Designation from the FDA and the EMA for aglatimagene for the treatment of pancreatic cancer and for linoserpaturev for the treatment of recurrent HGG. We may seek Orphan Drug Designation from regulatory authorities in other jurisdictions for aglatimagene and linoserpaturev, and we may seek Orphan Drug Designation for our other product candidates. In any of these instances, we may not receive the requested designation or we may be unable to realize the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

We have received Orphan Drug Designation from the FDA and the EMA for aglatimagene for the treatment of pancreatic cancer and for linoserpaturev for the treatment of recurrent HGG. Even if aglatimagene or linoserpaturev were to obtain orphan drug exclusivity for this use upon marketing approval by the FDA, the benefit of that exclusivity may be revoked if the approval is in an indication that is broader than the orphan-designated indication, or exclusivity could be revoked under certain circumstances, for example if the FDA later determines that the request for designation was materially defective or if the sponsor is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, orphan drug exclusivity may not effectively protect the product from competition during the exclusivity period because different drugs with different active moieties can be approved for the same condition, and the same product can be approved for different uses. Also, the FDA may grant approval to the same drug for the same orphan indication if the second applicant can establish in its application that its product is safer, more effective or otherwise clinically superior to the previously approved product, or if the application holder of the previously approved product consents.

We have received Regenerative Medicine Advanced Therapy Designation from the FDA for aglatimagene for the treatment of newly diagnosed localized prostate cancer in patients with intermediate- to high-risk disease. This may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that aglatimagene, or any other product candidates that receive such designation, will receive marketing approval for the designated indications.

We have received Regenerative Medicine Advanced Therapy (RMAT) Designation for aglatimagene for the treatment of newly diagnosed localized prostate cancer in patients with intermediate- to high-risk disease. We may also seek RMAT Designation for certain of our future product candidates in specific indications, as appropriate. However, there is no assurance that the FDA will grant this status to our proposed product candidates. The features of RMAT Designation include all of the features of Breakthrough Therapy Designation, including early interactions to discuss potential surrogate or intermediate endpoints. Marketing applications filed by sponsors of products with RMAT Designation may be eligible for accelerated approval, but RMAT Designation does not assure eligibility for accelerated approval, nor does it assure a faster development process or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant RMAT Designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. In addition, the FDA may withdraw RMAT Designation at any time if it believes the designation is no longer supported.

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

Even if our development efforts are successful, we may not obtain regulatory approval of aglatimagene, linoserpaturev or any future product candidates in the United States or other jurisdictions, which would prevent us from commercializing aglatimagene, linoserpaturev and future product candidates. Even if we obtain regulatory approval for aglatimagene, linoserpaturev and future product candidates, any such approval may be subject to limitations, including with respect to the approved indications or patient populations, which could impair our ability to successfully commercialize aglatimagene, linoserpaturev or any future product candidates.

We are not permitted to market or promote or sell aglatimagene, linoserpaturev or any future product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by the regulatory authorities. If we do not receive approval from the FDA and comparable foreign regulatory authorities for any of aglatimagene, linoserpaturev and future product candidates, or if our ongoing or future interactions with the FDA or other regulatory authorities do not result in such agency’s agreement with our approach to seek approval for aglatimagene, linoserpaturev and future product candidates, we will not be able to commercialize such product candidates in the United States or in other jurisdictions. If significant delays in obtaining approval for and commercializing such product candidates occur in any jurisdictions, our business, financial condition, results of operations, stock price and prospects will be materially harmed. Even if aglatimagene, linoserpaturev and future product candidates are approved, they may:

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

We have not previously submitted a Biologics License Application (BLA), to the FDA, or a similar marketing application to comparable foreign regulatory authorities, for aglatimagene, linoserpaturev or any product candidate, and we can provide no assurance that we will ultimately be successful in obtaining regulatory approval for claims that are necessary or desirable for successful marketing, if at all.

Changes in product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates are developed through preclinical studies to later-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause aglatimagene, linoserpaturev or any future product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Changes in third-party manufacturers and manufacturing processes may also require additional testing, or notification to, or approval by the FDA or a comparable foreign regulatory authority. Such changes could be further delayed due to development of clinical-scale manufacturing and commercial-scale manufacturing operations. This could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of aglatimagene, linoserpaturev and future product candidates and jeopardize our ability to commence product sales and generate revenue.

Inadequate funding for the FDA, the SEC, patent offices and other government agencies could hinder their ability to hire and retain key personnel, and substantial changes in leadership, personnel, and policy could prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA, patent offices and other agencies, including substantial leadership, personnel, and policy changes, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, or commercialized, which would adversely affect our business. For example, the U.S. federal government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown or substantial leadership, personnel, and policy changes occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. A potential U.S. federal government shutdown may also increase uncertainty and volatility in the global economy and financial markets, which could negatively impact our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Such changes could significantly impact the ability of the FDA to timely review and take action on our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or substantial leadership, personnel, and policy changes could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Even if aglatimagene, linoserpaturev or any future product candidates receive regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense and limit how we manufacture and market our products.

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

The FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of aglatimagene, linoserpaturev and future product candidates, they may withdraw approval, issue public safety alerts, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Any such restrictions could limit sales of the product.

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

We must comply with requirements concerning advertising and promotion for any product candidates for which we obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, the Office of Inspector General for the Department of Health and Human Services (HHS), state attorneys general, members of Congress and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA approval for desired uses or indications for aglatimagene, linoserpaturev and future product candidates, we may not market or promote them for those indications and uses, referred to as off-label uses, and our business, financial condition, results of operations, stock price and prospects will be materially harmed. We also must sufficiently substantiate any claims that we make for any products, including claims comparing those products to other companies’ products, and must abide by the FDA’s strict requirements regarding the content of promotion and advertising.

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

If we are found to have impermissibly promoted any of aglatimagene, linoserpaturev and future product candidates, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations regarding product promotion, particularly those prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted a product may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. In the United States, engaging in the impermissible promotion of any products, following approval, for off-label uses can also subject us to false claims and other litigation under federal and state statutes. These include fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute therapeutic products and conduct our business. These restrictions could include corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and suspension and debarment from government contracts and refusal of orders under existing government contracts. These False Claims Act lawsuits against manufacturers of drugs and biologics have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements pertaining to certain sales practices and promoting off-label uses. In addition, False Claims Act lawsuits may expose manufacturers to follow-on claims by private payers based on fraudulent marketing practices. This growth in litigation has increased the risk that a biopharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

In the United States, the promotion of biopharmaceutical products is subject to additional FDA requirements and restrictions on promotional statements. If, after aglatimagene, linoserpaturev or any future product candidates obtains marketing approval, the FDA determines that our promotional activities violate its regulations and policies pertaining to product promotion, it could request that we modify our promotional materials or subject us to regulatory or other enforcement actions, including issuance of warning letters or untitled letters, suspension or withdrawal of an approved product from the market, requests for recalls, payment of civil fines, disgorgement of money, imposition of operating restrictions, injunctions or criminal prosecution, and other enforcement actions. Similarly, industry codes in foreign jurisdictions may prohibit companies from engaging in certain promotional activities, and regulatory agencies in various countries may enforce violations of such codes with civil penalties. If we become subject to regulatory and enforcement actions, our business, financial condition, results of operations, stock price and prospects will be materially harmed.

We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or a comparable foreign regulatory authority may not permit us to proceed.

The FDA or comparable foreign regulatory authorities may require us to file separate INDs for additional clinical trials we plan to conduct with our current most advanced product candidates, aglatimagene and linoserpaturev. We may not be able to file any additional INDs required for our current product candidates and any future product candidates on the timelines we expect. For example, we may experience delays if we are unable to access earlier data from inactive or withdrawn INDs. Moreover, we cannot be sure that submission of an IND will result in the FDA or comparable foreign regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the expected timelines to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. There are similar risks related to the review and authorization of our protocols and amendments by comparable foreign regulatory authorities.

If approved, our investigational products regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.

The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created an abbreviated approval pathway for biologic products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty.

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
•
the availability of capital.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical and biologic products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. For example, recent CMS proposals, including the GLOBE, GUARD, and GENEROUS, could materially impact the Company’s revenue. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

We expect initially to develop our most advanced product candidates, aglatimagene and linoserpaturev. A key part of our strategy, however, is to pursue clinical development of additional product candidates. Developing, obtaining marketing approval for, and commercializing additional product candidates will require substantial additional funding and will be subject to the risks of failure inherent in medical product development. We cannot assure you that we will be able to successfully advance any of these additional product candidates through the development process.

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

In addition, in the United States, federal and state governments are increasingly passing stringent privacy laws. At the federal level, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission (FTC) Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Regulators and legislators in the United States are also increasingly scrutinizing and restricting certain personal information transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025 rule on “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”, prohibits data brokerage transactions involving certain sensitive personal information categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

In addition, numerous state laws govern privacy and security of personal information. For example, in California, the California Consumer Privacy Act (CCPA), as amended by the California Privacy Rights Act (CPRA) on January 1, 2023, established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, established new individual privacy rights for California consumers (as defined in the law) and placed increased privacy and security obligations on entities handling personal data of consumers or households, including by creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While clinical trial data and information governed by HIPAA are currently exempt from f the CCPA, other personal information we process may be subject to the law and possible changes to the CCPA may broaden its scope. Additionally, the amendments to the CCPA introduced by the CPRA have imposed additional obligations on companies covered by the legislation, including by expanding consumers’ rights with respect to certain sensitive personal information. In addition, CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA. The effects of the CCPA, may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply with the legislation and decrease our potential exposure to regulatory enforcement and/or litigation.

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

Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. For example, Washington’s My Health My Data Act, which became effective on March 31, 2024, regulates the collection, processing and sale of consumer health information and has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. Patients about whom we or our collaborators may obtain health information, as well as the providers who may share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

We may use and integrate artificial intelligence (AI) into our business processes. Use of this technology presents risks and challenges that could affect our business both in our own development and implementation of AI and through the adoption of commercially available tools. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect its adoption, and therefore our business. Specifically, risks related to accuracy, bias, artificial intelligence hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain such systems to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. If we enable or use solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of certain artificial intelligence technology can give rise to intellectual property risks, including by disclosing or otherwise compromising to our confidential or proprietary intellectual property and intellectual property infringement, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of artificial intelligence tools.

Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act (AI Act) entered into force on August 1, 2024, with most provisions becoming effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines. Likewise, in the U.S., In the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain such systems to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain artificial intelligence technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of artificial intelligence tools. Our vendors may in turn incorporate artificial intelligence tools into their offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

Cyberattacks are increasing in their frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. They are often carried out by well-resourced and skilled parties, including nation states, organized crime groups, “hacktivists” and may also be carried out by employees or contractors unwittingly or acting with malicious intent. Cyber-attacks include the theft, fraud, and subsequent misuse of employee credentials, wrongful conduct by insider employees or vendors, deployment of harmful malware and key loggers, ransomware, denial-of-service attacks, malicious websites, business email compromises, computer malware, malicious codes, viruses, breakdown, wrongful intrusions, data breaches, the use of social engineering (including phishing attacks), and other means to affect the confidentiality, integrity and availability of our technology systems and data. Cyber-attacks also include manufacturing, hardware or software supply chain attacks, which could cause a delay in the manufacturing of products or products produced for contract manufacturing or lead to a data breach or cybersecurity incident. Attempts to disrupt or gain unauthorized access to our and our third-party service providers’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by AI. Our business partners face similar risks, and any cybersecurity incident or data breach related to their systems could adversely affect our security or the security of our systems or data. In addition, our increased use of cloud technologies heightens these third party and other operational risks, and any failure by cloud or other technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption, or loss of confidential or propriety information. Risk of a cyber attack is increased with employees working remotely. Remote work increases the risk we may be vulnerable to cybersecurity-related events such as phishing attacks and other security threats.

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

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by 5% stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of the 2026 Follow-On Offering (defined below), Registered Direct Offering (defined below), 2024 Follow-On Offering (defined below), our initial public offering (IPO), and other transactions that have occurred over the past three years, we may have experienced, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2025, we had U.S. federal and state net operating loss carryforwards of $141.1 million and $131.2 million, which begin to expire in 2027 and 2032, respectively, and which could be limited if we experience an “ownership change.” Under current federal tax law, federal net operating losses generated after December 31, 2017 will not be subject to expiration but will not be permitted to be carried back. In addition, under current U.S. federal tax law, the amount of net operating losses generated after December 31, 2017 that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. Additionally, as of December 31, 2025, we had a U.S. federal net operating loss carryforward of $132.3 million which do not expire but is limited to an annual deduction equal to 80% of annual taxable income.

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

On March 15, 2024, we notified Dr. Aguilar-Cordova that we had uncovered that, during his tenure as Chief Executive Officer and possibly his tenure as Chief Scientific Officer, he allegedly (i) instructed company personnel to falsify sterility testing results that were submitted to the FDA for aglatimagene and (ii) failed to implement an appropriate and compliant stability testing program for that same program. Upon identifying these deficiencies, we promptly updated our stability testing program to fully bring it into compliance and submitted additional information and data to the FDA regarding both the updated program and our prior testing results. Following an internal review and analysis, we also determined that trial participants who were dosed with aglatimagene were not placed at risk, and that there was and is no risk to the integrity of our resulting clinical data related to the identified deficiencies. In the March 15, 2024 letter, we also requested that Dr. Aguilar-Cordova resign from the board of directors with immediate effect. On March 26, 2024, Dr. Aguilar-Cordova denied these allegations in response. Dr. Aguilar-Cordova’s term as a director of the Company expired at our 2024 annual meeting of stockholders held on June 26, 2024.

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

We also expect to develop commercial-scale manufacturing at third-party manufacturers for our product candidate aglatimagene. We may develop clinical manufacturing capabilities for linoserpaturev at third-party manufacturers. There can be no assurance that our supply of clinical product will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our CDMOs could require significant effort and expertise because there may be a limited number of qualified replacements. Any delays in obtaining adequate supplies of our product candidates that meet the necessary quality standards, including delays caused by any future public health crisis, may delay our development or commercialization.

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

We have supplied and may continue to supply and otherwise support third party research, including investigator-sponsored clinical trials. Investigator-sponsored clinical trials pose similar risks as those set forth elsewhere in this “Risk Factors” section relating to our internally-sponsored clinical trials, but because we are not be the sponsors of these trials, we have less control over the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment. Additionally, third party clinical research has been and may continue to be conducted with linoserpaturev and aglatimagene which was not provided by us. The conduct or findings of these trials may have a negative impact on our development programs notwithstanding that we have little involvement or control over these trials. As a result, we are subject to additional risks associated with the way investigator-sponsored trials are conducted. In particular, for trials in which we supply drug product, we may be named in lawsuits that would lead to increased costs associated with legal defense. Additional risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data. Third-party investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator-sponsored clinical trials could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates and the public perception of our product candidates. As a result, our lack of control over the conduct and timing of and communications with the FDA and other regulatory authorities regarding investigator-sponsored trials may expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the commercial prospects for our product candidates. In addition, third parties that are investigating product candidates which have not been provided by us may seek and obtain regulatory approval of product candidates before we do, which may adversely affect our development strategy and eligibility for certain exclusivities for which we may otherwise be eligible.

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

We have collaborated and continue to collaborate with several institutions, universities, medical centers, physicians and researchers in scientific matters and expect to enter into additional collaboration agreements in the future. In certain cases, we do not have written agreements with these collaborators, or the written agreements we have do not cover intellectual property rights. Also, we rely on numerous third parties to provide us with tissue samples and biological materials that we use to conduct our research activities and develop our product candidates. If we cannot successfully negotiate sufficient ownership and commercial rights to any inventions that result from our use of a third-party collaborator’s materials, or if disputes arise with respect to the intellectual property developed with the use of a collaborator’s samples, or data developed in a collaborator’s study, we may be limited in our ability to capitalize on the market potential of these inventions or developments.

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

Likewise, we own a U.S. patent relating to our aglatimagene product candidate that expires in 2034, and our in-licensed U.S. and non-U.S. patents relating to our HSV-based product candidates, licensed from MGB and from Periphagen are expected to expire in 2036 and in 2037, respectively, without taking into account any possible patent term extensions. Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own and in-license pending patent applications relating to our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2034 through 2046, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications or that the term of the patent will be sufficient to protect the proprietary technologies or product candidates.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that may materially adversely affect your rights as a common stockholder. In August 2022, we filed a registration statement on Form S-3 (as amended, the 2022 Shelf) pursuant to which we could issue up to $75.0 million in shares of common stock in sales deemed to be “at-the-market offerings” (the 2022 ATM Program) as defined by the Securities Act of 1933, as amended (Securities Act), and up to $200.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. The 2022 Shelf expired on August 12, 2025. As of August 12, 2025, we had sold and issued 3,923,829 shares of common stock under the 2022 ATM Program, with total net proceeds of $20.9 million. In August 2025, we filed a registration statement on Form S-3 (the 2025 Shelf) pursuant to which we may issue up to $50.0 million in shares of common stock in sales deemed to be “at-the-market offerings” (the 2025 ATM Program)

as defined by the Securities Act, and up to $300.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. As of March 5, 2026, we have not sold any shares of common stock under the 2025 ATM Program. Any sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause our stock price to decline.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 5, 2026, we had a total of 73,246,927 shares of common stock outstanding.

In addition, shares of common stock that are reserved for future issuance under our 2021 Plan, our 2021 Employee Stock Purchase Plan and our 2025 Inducement Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

The existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 20.4% of our outstanding common stock with entities and persons affiliated with PBM Capital Group, LLC (PBM Capital) beneficially owning approximately 14.0% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The number of shares of our common stock outstanding may increase substantially as a result of our November 2018 issuance of warrants to purchase up to an aggregate of 7,344,968 shares of common stock and our October 2025 issuance of warrants to lenders pursuant to the Trinity LSA to purchase up to 254,642 shares of common stock.

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

On June 24, 2021, our board of directors approved, and on July 14, 2021, our stockholders approved, effective upon the closing of the IPO, an amendment to the terms of the Series B Warrants and the Conditional Series B Warrants to extend the expiration date from November 2023 to November 2025. In addition, the exercise period for the Conditional Series B Warrants was amended such that in the event the future financing milestones or certain share price targets described above are achieved, the Conditional Series B Warrants can only be exercised in conjunction with the sale of the company, on a cash or cashless exercise basis, or otherwise in November 2025 through a cashless exercise. On October 14, 2025, we entered into an amendment to the terms of the Series B Warrants and the Conditional Series B Warrants which, among other things, extends the expiration date from November 2025 to September 2027. For more information, see “Components of Our Results of Operations” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

Additionally, in connection with the October 14, 2025 Trinity LSA, we issued warrants to the Lenders to purchase up to 254,642 shares of our common stock, $0.01 pay value, at an exercise price of $5.89 per share. In connection with the drawdown of any Tranche under the Trinity LSA, the Company is required to issue to the Lenders warrants (the Lender Warrants) to purchase shares of the Company’s common stock, $0.01 par value per share. The exercise price for the Lender Warrants is equal to $5.89 per share. The number of shares of common stock for which each Lender Warrant is exercisable is equal to 3.0% of the applicable drawn down amount, divided by the exercise price. The Lender Warrants shall have a term of ten years from the date of issuance and shall permit cashless net exercise, all in accordance with their terms.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

Candel has implemented cybersecurity risk management processes that are informed by industry standards in accordance with the scale of our business. Our quality assurance organization has implemented a risk management program for our company at large, and our IT team is responsible for ensuring alignment between our overall risk management processes and our cybersecurity risk management processes. Our cybersecurity risk management processes are designed to assess, identify and mitigate risks from current and emerging cybersecurity threats.

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

Our incident management processes include reporting to senior management, including the Chief Financial Officer (CFO), Chief Executive Officer, Senior Vice President Quality Assurance and, where appropriate, to the board of directors. To date, we have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time-to-time experienced threats that could affect our information or systems. For more information, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Cybersecurity Governance

The board of directors has delegated oversight of the Company’s cybersecurity risk management program to the Audit Committee, including responsibilities for reviewing and discussing cybersecurity risks, implementing risk management programs, controls and procedures, and performing high level reviews of the threat landscape.

Our Vice President, Information Technology (VP, IT) is responsible for the strategic leadership and day-to-day management of our cybersecurity risk management program. The individual occupying this role has over thirty years of experience with information technology management and over five years of cybersecurity risk management.

Our VP, IT engages in regular meetings with our third-party managed IT service provider and the Director, IT Infrastructure and Operations to review and assess our cybersecurity risk management processes. The VP, IT reports such findings to our CFO who annually presents updates on cybersecurity risks, mitigation strategies, and, if necessary, incident response activities to our Audit Committee. Further, our Audit Committee updates the full board of directors on matters relating to cybersecurity risk management, as necessary.

Item 2. Properties.

Our principal office is located at 117 Kendrick St, Suite 450, Needham, Massachusetts 02494, where we lease approximately 15,000 square feet of office and laboratory space. We lease this space under a lease that terminates on August 31, 2029.

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

On March 5, 2026, there were approximately 53 registered holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing off-the-shelf viral immunotherapies that elicit an individualized, systemic anti-tumor immune response to help patients fight cancer. Our engineered viruses are designed to induce a systemic anti-tumor response due to induction of immunogenic cell death within the tumor microenvironment, thus releasing tumor neo-antigens and creating a pro-inflammatory microenvironment at the site of injection. This is intended to lead to in-situ immunization against the injected tumor and uninjected distant metastases. Local administration is designed to achieve these therapeutic effects while minimizing systemic exposure and associated toxicity.

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

Our most advanced product candidate, aglatimagene besadenovec (referred to herein as aglatimagene and previously as CAN-2409), is an off-the-shelf adenovirus product candidate, administered in conjunction with the prodrug valacyclovir, and has generated promising clinical activity across a range of solid tumor indications. Aglatimagene is being studied in the following ongoing clinical trials:

▪
Prostate Cancer
o
A pivotal phase 3 randomized, double-blind, placebo-controlled clinical trial in the United States under a Special Protocol Assessment (SPA) with the U.S. Food and Drug Administration (FDA) evaluating patients with newly diagnosed, localized prostate cancer who have an intermediate- or high-risk for progression. The FDA granted Fast Track Designation for the use of aglatimagene for the treatment of localized, primary prostate cancer in combination with radiation therapy to improve the local control rate.
o
The primary goal of curative treatment for localized prostate cancer is complete tumor eradication, as outlined by National Comprehensive Cancer Network (NCCN) guidelines. However, up to 30% of intermediate- to high-risk patients experience recurrence despite radical therapy, and salvage treatments often carry significant side effects and limited efficacy. Recurrence beyond two years post-treatment is strongly linked to need for salvage anti-cancer therapies, higher rates of metastasis, and prostate cancer-specific mortality after prolonged follow up (>10 years). Studies also show that patients prioritize the perception of being cancer-free and are often willing to risk long-term complications to achieve this. Fear of recurrence remains prevalent, especially after biochemical failure (Hoffman RM et al. Cancer 2003;97:1653-62 ; Jayadevappa R et al. J Clin Oncol 2019;37:964-73 ; Nilsson R et al. Eur Urol Open Sci 2021;25:44-51). Therefore, this study aimed to assess whether adding aglatimagene plus valacyclovir to standard of care (SoC) radiotherapy could improve disease-free survival (DFS) in patients pursuing curative treatment, a primary endpoint established in the SPA with the FDA. We completed enrollment of this trial in September 2021.
•
In December 2024, we announced positive topline data from our phase 3 clinical trial. This randomized, double-blind, placebo-controlled, multicenter clinical trial enrolled 745 patients (intent to treat population (ITT)) to evaluate the effectiveness and safety of aglatimagene plus prodrug (valacyclovir) viral immunotherapy in combination with SoC external beam radiation therapy to improve DFS in patients with intermediate- to high-risk (single high-risk feature), localized prostate cancer. Patients were randomized 2:1 (496 in aglatimagene + prodrug and 249 in placebo + prodrug). Both arms received standard of care external beam radiation therapy (EBRT) +/- short course androgen deprivation therapy (ADT) (≤6 months) and were stratified by NCCN risk group and ADT use. Three intraprostatic injections of aglatimagene (5x10 11vp/2mL) or placebo were administered, each followed by 14 days of prodrug. The median follow-up time for the recruited population was 50.3 months. The primary outcome measure, DFS, included the evaluation of post-treatment biopsies, performed at two years from the end of radiation, for the presence of tumor recurrence. Local or systemic recurrence and death from any cause were also part of the primary endpoint.

The study met its primary endpoint, demonstrating a statistically significant improvement in DFS in patients in the aglatimagene arm compared to the placebo arm. Key topline results include:

•
The primary endpoint, as agreed with the FDA under a SPA, was met: statistically significant improvement in DFS for aglatimagene plus radiation therapy (n=496) vs. placebo plus radiation therapy (n=249) (p=0.0155; HR 0.70; 95% CI; 0.52 to 0.94). Median DFS was not reached for the aglatimagene treatment arm vs. 86.1 months in the placebo arm.
•
This result was supported by secondary and exploratory endpoints:
o
Statistically significant improvement in prostate cancer-specific DFS (exclusion of non-prostate cancer related deaths) in the aglatimagene arm vs. placebo (p=0.0046; HR 0.62, 95% CI 0.44 to 0.87)
o
Exploratory subset analysis showed that improvement in prostate cancer-specific DFS was observed, independent of the use of short-term ADT and independent of the type of EBRT (conventional EBRT vs. moderate hypofractionated EBRT)
o
Statistically significant increase in the proportion of patients achieving a prostate-specific antigen (PSA) nadir (<0.2 ng/ml) in the aglatimagene arm compared to the placebo control arm (67.1% vs. 58.6%, respectively; p=0.0164)
o
Statistically significant increase in the proportion of patients with a pathological complete response in 2-year post-treatment biopsies (80.4% in the aglatimagene arm vs. 63.6% in the control arm; p=0.0015)
•
Aglatimagene was generally well tolerated. The most common aglatimagene-related adverse events were flu-like symptoms, fever and chills, which were generally mild to moderate in severity and self-limited. There was no increase in serious adverse events after aglatimagene administration vs. placebo.
•
In May 2025, after submission of these topline data to the FDA, we announced that the FDA granted Regenerative Medicine Advanced Therapy (RMAT) Designation for aglatimagene for the treatment of newly diagnosed, localized prostate cancer in patients with intermediate- to high-risk disease.
•
In June 2025, the results from the positive phase 3 clinical trial of aglatimagene in patients with intermediate- to high-risk, localized prostate cancer were presented in an oral session at the Annual Meeting of the American Society of Clinical Oncology (ASCO).
•
In September 2025, we presented subgroup analysis of the phase 3 clinical trial during the Annual Meeting of the American Society for Radiation Oncology (ASTRO). The data demonstrated that the effect of aglatimagene on prostate-specific DFS was independent of the type of radiotherapy used (conventional EBRT vs. moderate hypofractionated EBRT). For moderate EBRT, the hazard ratio (HR) was 0.52 (95% CI: 0.30–0.93), and for conventional EBRT, the HR was 0.76 (95% CI: 0.53–1.07). Subgroup analyses of prostate cancer-specific DFS demonstrated that aglatimagene outperformed standard of care across all categories, with HRs ranging from 0.49 in patients with intermediate-risk favorable prostate cancer to 0.69 in patients with high-risk disease.
•
We expect to announce supportive data on prostate cancer-specific outcomes (prostate cancer-specific DFS, time to salvage anti-cancer therapy, and time to metastasis) after extended follow-up in the second quarter of 2026.

•
In addition, in the third quarter of 2026, we expect to present novel immunological biomarker data in patients with localized prostate cancer.
•
We are in ongoing dialogue with the FDA in preparation for the Company’s anticipated submission of a Biologics License Application (BLA) for aglatimagene in prostate cancer in the fourth quarter of 2026.
o
A phase 2 randomized, double-blind, placebo-controlled clinical trial in the United States evaluating patients with low- to intermediate-risk, localized prostate cancer undergoing active surveillance. We completed enrollment of this trial in May 2019.
•
In December 2024, we reported that this phase 2 clinical trial of aglatimagene monotherapy in 190 patients with low- to intermediate-risk, localized prostate cancer undergoing active surveillance showed a trend toward improvement in time to radical treatment and the percentage of patients achieving negative (prostate cancer-free) biopsies at 1-year post-treatment. However, these differences did not reach statistical significance, which might be explained by 1) the fact that the study was not statistically powered for the primary endpoint (progression-free survival), 2) ~70% of patients had low-risk disease (which makes it more difficult to detect a treatment effect), 3) patients received only 2 administrations of aglatimagene rather than 3 as used in the phase 3 clinical trial described above, and 4) patients did not receive radiotherapy (preclinical models of prostate cancer have shown synergy between aglatimagene and radiotherapy in this specific indication). Aglatimagene was generally well tolerated. The most common aglatimagene-related adverse events were flu-like symptoms, fever and chills, which were generally mild to moderate in severity and self-limited.
o
We have initiated a phase 2a, open-label, multi-center study evaluating biomarkers and biodistribution and shedding of aglatimagene plus valacyclovir in men with localized, intermediate-risk prostate cancer who are planning to receive EBRT. The study aims to recruit up to 45 patients (30 in the treatment arm and 15 in the control arm treated with EBRT alone). Biosamples (blood, urine, semen) will be collected at specified timepoints. We anticipate that this data will be submitted as part of the BLA filing in the fourth quarter of 2026.
▪
Non-Small Cell Lung Cancer (NSCLC)
o
An open-label phase 2a clinical trial in the United States evaluating aglatimagene plus valacyclovir in combination with continued PD-(L)1 checkpoint inhibitors in patients with stage III/IV NSCLC who have inadequate response to front line PD-(L)1 checkpoint inhibitor treatments. In April 2023, we announced that the FDA granted Fast Track Designation for aglatimagene plus valacyclovir in combination with pembrolizumab in order to improve survival or delay progression in patients with unresectable stage III or stage IV NSCLC, who are resistant to first line PD-(L)1 inhibitor therapy and who do not have activating molecular driver mutations or have progressed on directed molecular therapy. These patients historically have had an expected median overall survival (mOS) of <12 months when treated with SoC second-line chemotherapy (Reckamp K et al. J Clin Onc 2022;40:2295-2306). The aim of the aglatimagene immunotherapy antitumor strategy is to improve overall survival beyond the median of 12 months in patients treated with two aglatimagene injections and raise the long tail of survival.
o
In March 2025, we announced overall survival data from this phase 2a clinical trial of aglatimagene in NSCLC:
▪
In patients with an inadequate response to immune checkpoint inhibitor (ICI) treatment who received 2 aglatimagene plus valacyclovir courses (Cohort 1+2, per protocol population, n=46), mOS was 24.5 months.
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
▪
37% of patients with progressive disease at enrollment were still alive > 24 months after aglatimagene treatment at the time of the March 3, 2025 data cut, suggesting a long tail of survival. 14/15 patients with overall survival > 24 months and 9/9 patients with overall survival > 30 months had non-squamous NSCLC.
▪
In patients with non-squamous NSCLC and progressive disease despite ICI (Cohort 2, per protocol population, n=33), observed mOS was 25.4 months after aglatimagene treatment.

▪
Aglatimagene continued to exhibit a generally favorable safety and tolerability profile during the extended follow-up period.
o
Based on these positive findings, we plan to initiate a pivotal phase 3 clinical trial of aglatimagene in patients with progressive, metastatic, non-squamous NSCLC despite ICI treatment in the second quarter of 2026.
o
We expect to announce updated data on OS including data on long-term survival and biomarker analysis from the phase 2a clinical trial in the first quarter of 2026.

▪
Pancreatic Cancer
o
We conducted a randomized controlled phase 2a clinical trial in the United States and Mexico evaluating the activity of aglatimagene in borderline resectable pancreatic ductal adenocarcinoma (PDAC). In December 2023, we announced that the FDA granted Fast Track Designation for aglatimagene plus valacyclovir for the treatment of patients with PDAC to improve overall survival. In April 2024, we announced updated positive overall survival data and supportive biomarker data and also announced that the FDA has granted Orphan Drug Designation for aglatimagene for the treatment of PDAC. In July 2025, we announced that the European Medicines Agency (EMA) has granted Orphan Designation for aglatimagene for the treatment of pancreatic cancer.
o
In February 2025, we announced the final analysis of this phase 2a clinical trial of aglatimagene in borderline resectable PDAC:
▪
Estimated median overall survival after enrollment was 31.4 months in the aglatimagene group versus 12.5 months in the control group.
▪
Importantly, 3 out of 7 patients who received aglatimagene were still alive at the time of data cut-off (February 20, 2025) with survival of 66.0, 63.6, and 35.8 months, respectively, after enrollment; survival from the time of diagnosis was 73.5, 68.8 and 41.3 months, respectively, for these patients. In contrast, only one out of 6 patients randomized to SoC chemotherapy arm remained alive at the data cutoff; histologic analysis at resection showed intraepithelial neoplasia associated with improved prognosis in this patient.
▪
Median post-progression survival was 21.2 months in the aglatimagene arm vs. 6.4 months in the control arm.
▪
In October 2025, we decided to pause on further clinical development of aglatimagene in PDAC, in the context of portfolio prioritization, unless externally funded through a grant or other non-dilutive external funding.

Our lead HSV-based product candidate, linoserpaturev (referred to previously as CAN-3110), is currently being evaluated in an ongoing investigator-sponsored phase 1b clinical trial in the initial target indication of recurrent high-grade glioma (HGG). Patients recruited in this study have previously failed SoC treatment and have a poor prognosis (expected overall survival < 6-9 months).

In October 2023, we published an article in Nature that reported extended overall survival associated with immune activation in patients with recurrent HGG treated with linoserpaturev. Notably, data reported an increased survival in the 66% of patients with positivity for anti-HSV1 antibodies (mOS of 14.2 months). Immune status was positively associated with survival both in patients with pre-existing HSV1 antibodies (pre-treatment) and in 33% of patients who, while negative at baseline, developed anti-HSV1 antibodies after a single injection of linoserpaturev. Clinical responses were observed in both injected and uninjected lesions in patients with multifocal disease. Significant tumor responses were observed in both arm A and arm B of this study. Analysis of post-treatment samples demonstrated evidence of persistent HSV antigen expression and replication in both injected and uninjected tumor tissue associated with CD8+ T cell infiltration. The extent of immune activation, measured by gene profiling and quantification of immune cells in post-treatment specimens, was associated with the presence of anti-HSV1 antibodies and survival. Survival was also associated with the diversity of the T cell repertoire in circulating T cells, suggesting that patients who were able to mount a diverse immune response against the virus and tumor antigens released during the oncolytic process after linoserpaturev administration, had improved survival.

In February 2024, we announced that the FDA granted Fast Track Designation for linoserpaturev for the treatment of patients with recurrent HGG to improve overall survival. In May 2024, we also announced that the FDA granted Orphan Drug Designation for linoserpaturev for the treatment of recurrent HGG.

In November 2024, during the Society for Immunotherapy of Cancer (SITC) Annual Meeting, we presented data demonstrating the antitumor activity of linoserpaturev in preclinical models of melanoma, a tumor characterized by high

Nestin expression, frequent loss-of-function in CDKN2A, and alterations in the Ras-Raf signaling pathway. This data supports the potential to expand the evaluation of linoserpaturev into tumors beyond recurrent HGG, creating a potential pipeline in a product.

We are conducting an extension of the clinical trial (arm C), in which patients with recurrent glioblastoma receive a repeat dosing regimen of linoserpaturev (up to six injections over four months). Clinical data from arm C will help evaluate whether multiple injections could further improve survival. This clinical trial extension is supported by the Break Through Cancer foundation. In October 2024, at the 16th Annual International Oncolytic Virotherapy Conference (IOVC), we presented initial clinical and biomarker data from Arm C of the linoserpaturev trial. The principal investigator reported improved survival compared to historical controls in patients who received multiple injections of linoserpaturev. Post-treatment longitudinal biopsies showed a near absence of tumor cells with dense lymphocyte infiltration, particularly in patients with post-treatment MRI enhancement, consistent with radiologic pseudo-progression. These findings were reported in a Science Translational Medicine manuscript published in October 2025, which followed two patients from Arm C through 97 serial tumor biopsies. Serial brain biopsy samples showed extensive immune-mediated remodeling of the tumor microenvironment after linoserpaturev administration, characterized by dense lymphocyte infiltration and extensive tumor necrosis (death). One patient achieved a complete pathological response, with clearance of tumor cells from post-treatment biopsies. In contrast, MRI scans for both patients showed apparent tumor enlargement (pseudo-progression), underscoring that conventional imaging criteria may underestimate linoserpaturev’s immunologic activity. These results illustrate the limitations of conventional imaging in evaluating the response to viral immunotherapy in glioblastoma and highlight the importance of overall survival data, supported by histology, in this indication.

In October 2025, we also announced updated OS data for Arm A and Arm B as of August 15, 2025. The updated mOS was 11.8 months for arm A (n=41) (CI: 8.3–14.9) and 12.0 months for arm B (n=9) (CI: 10.0–NA), respectively, after a single injection of linoserpaturev. One patient from arm A and one patient from arm B were still alive after prolonged follow-up (59.2 and 42.4 months, respectively, after linoserpaturev administration). At the time of data cutoff, 9 patients in arm C had received multiple administrations of linoserpaturev. At the 1×10⁸ plaque-forming unit (PFU) dose, 3 patients received 4 injections, 1 patient received 5 injections, and 2 patients received 6 injections. At the 1×10⁷ PFU dose, 1 patient received 4 injections, and 2 patients received 5 injections. Median follow-up was 8.9 months. Four out of 9 patients were alive at the time of data cutoff (range 3.1-28.2 months after initiation of linoserpaturev treatment). Five patients had died, of which 3 died more than one year after initiation of linoserpaturev treatment (range 5.5-21.8 months).

We have recently completed enrollment in arm C, and expect to present mature mOS data and an update on long-term survivors in the fourth quarter of 2026.

In January 2026, we received clearance for an IND that will support enabling work for a potential future randomized controlled phase 2 dose regimen finding study of linoserpaturev in recurrent glioblastoma.

We have also designed additional novel viral immunotherapy candidates using our proprietary enLIGHTEN™ Discovery Platform, a systematic, iterative HSV-based discovery platform leveraging human biology and advanced analytics to create new viral immunotherapy candidates for solid tumors.

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

General Corporate

We were incorporated in Delaware in June 2003 as Advantagene, Inc. (Advantagene). In December 2019, Advantagene licensed substantially all the assets of Periphagen, a company focused on engineering HSV as a gene therapy vector, and in September 2020, licensed linoserpaturev from Mass General Brigham (MGB). In December 2020, we formally changed our name from Advantagene to Candel Therapeutics, Inc. We completed our initial public offering in July 2021.

On August 5, 2022, we filed a shelf registration statement on Form S-3 (as amended to date, the 2022 Shelf) with the U.S. Securities and Exchange Commission (SEC), which covered the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the 2022 Shelf (the 2022 ATM Program). The 2022 Shelf was declared effective by the SEC on August 12, 2022 and expired on August 12, 2025. As of August 12, 2025 we had sold and issued 3,923,829 shares of common stock under the 2022 ATM Program, with total net proceeds of $20.9 million.

On December 16, 2024, we issued and sold 12,000,001 shares of common stock at a price to the public of $6.00 per share and pre-funded warrants to purchase up to an aggregate of 3,333,333 shares of common stock at a price to the public of $5.99 per pre-funded warrant to purchase one share of the common stock for aggregate gross proceeds of approximately $92.0 million (the 2024 Follow-On Offering). We received approximately $85.9 million in net proceeds from the 2024 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. During the twelve months ended December 31, 2025, 3,328,064 shares of common stock were issued upon the exercise of the pre-funded warrants. As of December 31, 2025, all pre-funded warrants were exercised.

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

On August 14, 2025, we filed a shelf registration statement on Form S-3 (the 2025 Shelf) with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the 2025 Shelf (the 2025 ATM Program). The 2025 Shelf was declared effective by the SEC on August 22, 2025. As of December 31, 2025 and through March 5, 2026, we have not sold any shares of common stock under the 2025 ATM Program.

On February 23, 2026, we issued and sold 18,348,624 shares of common stock at a price to the public of $5.45 per share for aggregate gross proceeds of approximately $100 million (the 2026 Follow-On Offering). We received approximately $93.5 million in net proceeds from the 2026 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. We also granted the underwriters a 30-day option to purchase up to 2,752,293 additional shares of common stock at the public offering price, less the underwriting discount.

Our cash and cash equivalents were $119.7 million as of December 31, 2025. We believe our existing cash and cash equivalents, together with the net proceeds from the 2026 Follow-On Offering, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2028.

Collaborations

We are a party to a number of license, royalty and collaboration agreements under which we license patents, patent applications and other intellectual property to and from third parties.

RTW. On February 19, 2026, we entered into a purchase and sale agreement (the RTW Purchase Agreement) with funds managed by RTW Investments, LP (RTW). Under the terms of the RTW Purchase Agreement, RTW has agreed to pay us $100 million (the RTW Purchase Price) upon the marketing approval of aglatimagene for the treatment of intermediate-risk and high-risk localized prostate cancer by the FDA in exchange for a tiered royalty on future net sales of aglatimagene in the United States. RTW will be entitled to a 4.67% royalty on the portion of annual net sales in the United States that is less than or equal to $1 billion, and a 1.33% royalty on the portion of annual net sales in the United States, exceeding $1 billion. The 4.67% tier will increase to 6.67% if annual net sales do not achieve certain specified levels (the Ratchet), subject to a cure opportunity by us (provided that such Ratchet and cure opportunity may each subsequently occur more than once).

The royalty payments become payable following the first commercial sale of aglatimagene in the United States and end upon RTW’s receipt of $250 million in royalty payments (the RTW Royalty Cap). If we undergo a change of control with, or sell aglatimagene and all of the aglatimagene rights to, a third party, the RTW Purchase Agreement provides the Company and RTW with an option for us to pay certain specified amounts to terminate the RTW Purchase Agreement, depending upon the timing for such transaction, up to the RTW Royalty Cap (the Buy-Out Option). If either party exercises the Buy-Out Option, the RTW Purchase Agreement will automatically terminate upon payment of the specified amount.

The transaction is subject to certain closing conditions, including that FDA approval must occur by a specified date, conditions related to our indebtedness and other customary closing conditions. The RTW Purchase Agreement also contains customary representations, warranties and indemnities on the part of us and RTW and customary covenants on the part of us, including around our indebtedness as well as licensing and other activities related to aglatimagene and its rights.

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

Mass General Brigham (MGB). On January 20, 2018, we entered into an exclusive option agreement (the Option Agreement) with MGB. Pursuant to the Option Agreement, we obtained the exclusive right from MGB to negotiate a world-wide, royalty-bearing license to develop and commercialize products covered by certain MGB patents, including those patents covering linoserpaturev, in the field of gene therapy and oncolytic vector therapy for the treatment or prevention of cancerous tumors in humans or animals, as such field is further detailed in the Option Agreement (the Licensed Field). In consideration for MGB’s granting of the exclusive option, we paid MGB a non-refundable fee of $40,000.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our product development activities for our two primary drug candidates, aglatimagene and linoserpaturev. We expense research and development costs as incurred. These include the following:

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

We cannot determine with certainty the duration and costs of future clinical trials of aglatimagene and linoserpaturev or any other product candidate we may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of, or obtain regulatory approval for, any of our current or future product candidates. The duration, costs, and timing of clinical trials and development of aglatimagene and linoserpaturev and any other product candidate we may develop will depend on a variety of factors, including:

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
•
our ability to enter into agreements with contract development and manufacturing organizations (CDMOs) for the development, clinical manufacture and commercial manufacture of our product candidates aglatimagene and linoserpaturev;
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

Interest Expense

Interest expense primarily consists of interest expense on our debt under our Loan and Security Agreement with Trinity and our Loan Agreement with SVB.

Change in Fair Value of Warrant Liabilities

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

In connection with the October 14, 2025 Trinity LSA we issued warrants to the Lenders to purchase up to 254,642 shares of our common stock, $0.01 pay value, at an exercise price of $5.89 per share. In connection with the drawdown of any Tranche under the Trinity LSA, the Company is required to issue to the Lenders warrants (the Lender Warrants) to purchase shares of the Company’s common stock, $0.01 par value per share. The exercise price for the Lender Warrants is equal to $5.89 per share. The number of shares of common stock for which each Lender Warrant is exercisable is equal to 3.0% of the applicable drawn down amount, divided by the exercise price. The Lender Warrants shall have a term of ten years from the date of issuance and shall permit cashless net exercise, all in accordance with their terms. Certain of those warrants are recorded as a liability on our balance sheet. The warrants recorded as a liability are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the consolidated statements of operations. We will continue to recognize changes in the fair value of the warrants until they are exercised, expire or qualify for equity classification. The fair value of the warrants is determined based on significant inputs not observable in the market. The fair value of the warrants is determined using a hybrid Monte Carlo simulation and Black-Scholes methodology, which incorporates assumptions and estimates to value the common stock warrants. Key inputs, estimates, and assumptions impacting the fair value measurement include the Company stock price, risk-free interest rate, expected dividend yield, volatility, remaining contractual term of the warrants, timing of milestone achievements, and expected stock price increases and decreases in success and failure scenarios related to the milestones.

Income Taxes

Since our inception, we have generated cumulative federal and state net operating loss and research and development credit carryforwards for which we have not recorded any net tax benefit due to uncertainty around utilizing these tax attributes within their respective carryforward periods.

As of December 31, 2025, we had federal net operating loss carryforwards (NOLs) of approximately $141.1 million and state NOLs of approximately $131.2 million which may be available to offset future taxable income. Our federal NOLs include $8.8 million available to reduce future taxable income through 2037 and approximately $132.3 million of NOLs that do not expire and are available to reduce future taxable income indefinitely. The state NOLs are available to offset future taxable income through 2045. As of December 31, 2025, we also had federal and state research and development tax credit carryforwards of $5.7 million and $2.6 million, respectively, which are available to offset federal and state tax liabilities through 2045 and 2040, respectively.

Realization of future tax benefits is dependent on many factors, including our ability to generate taxable income within the NOL period. Our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and certain tax credits.

Management has considered our history of cumulative net losses incurred since inception, as well as our lack of product revenue since inception, and has determined that it is more likely than not that we will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at December 31, 2025.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024	CHANGE
Operating expenses:
Research and development	$30,496	$19,314	$11,182
General and administrative	17,770	14,057	3,713
Total operating expenses	48,266	33,371	14,895
Loss from operations	(48,266)	(33,371)	(14,895)
Grant income	89	—	89
Interest income	3,915	1,086	2,829
Interest expense	(2,119)	(2,090)	(29)
Change in fair value of warrant liabilities	8,199	(20,802)	29,001
Net loss	$(38,182)	$(55,177)	$16,995

Comparison of the Years Ended December 31, 2025 and 2024

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024 (in thousands):

	YEAR ENDED DECEMBER 31,		INCREASE
	2025	2024	(DECREASE)
Clinical development	$14,738	$5,196	$9,542
Employee-related	12,308	11,669	639
Depreciation, impairment, and loss on sale and disposals of fixed assets	1,230	1,020	210
Occupancy	649	546	103
Pre-clinical research	634	384	250
Recruiting	247	0	247
Other	690	499	191
	$30,496	$19,314	$11,182

Research and development expenses increased $11.2 million from $19.3 million for the year ended December 31, 2024 to $30.5 million for the year ended December 31, 2025. The increase was primarily attributable to a $9.5 million increase in clinical development costs driven by increased manufacturing, clinical trial and regulatory costs for aglatimagene programs and a $0.6 million increase in employee-related expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2025 and 2024 (in thousands):

	YEAR ENDED DECEMBER 31,		INCREASE
	2025	2024	(DECREASE)
Employee-related	$7,624	$6,831	$793
Professional and consulting fees	5,609	5,263	346
Commercial readiness	2,689	—	2,689
Insurance	988	1,188	(200)
Occupancy	194	192	2
Information technology costs	138	125	13
Recruiting	20	—	20
Other	508	458	50
	$17,770	$14,057	$3,713

General and administrative expenses increased $3.7 million from $14.1 million for the year ended December 31, 2024 to $17.8 million for the year ended December 31, 2025. The increase was primarily attributable to a $2.7 million increase in commercial readiness costs, a $0.8 million increase in employee-related expenses, and a $0.3 million increase in professional and consulting fees.

Grant Income

There was $88,800 of grant income for the year ended December 31, 2025, compared to zero for the year ended December 31, 2024. Grant income for the year ended December 31, 2025 relates to the recognition of income from a grant from the Massachusetts Life Sciences Center.

Interest Income

Interest income was $3.9 million for the year ended December 31, 2025, compared to $1.1 million for the year ended December 31, 2024, and primarily represents earnings on our cash equivalents. The increase in interest income is the result of interest being generated on a higher cash equivalents balance for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Interest Expense

Interest expense was $2.1 million for each of the years ended December 31, 2025 and 2024, and represents interest expense on our outstanding debt obligations.

Change in Fair Value of Warrant Liabilities

The change in fair value of our warrant liabilities was a decrease in the fair value of $8.2 million for the year ended December 31, 2025, compared to an increase in the fair value of $20.8 million for the year ended December 31, 2024. The change in the fair value of the warrant liabilities is primarily related to the existing Series B Warrant liability and is primarily driven by lower volatility and changes in the underlying value of our stock price, partially offset by term to maturity.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials for our product candidates, developing our manufacturing capabilities which may include the cost of establishing a relationship with contract manufacturers to support commercial launch of our product candidate aglatimagene and costs associated with equipping our laboratory and manufacturing facility to support clinical trials and commercialization and providing general and administrative support for our operations, including the cost associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. As of December 31, 2025, we had cash and cash equivalents of $119.7 million. Based on current plans and assumptions, we expect that our existing cash and cash equivalents, together with the net proceeds from the 2026 Follow-On Offering, will be sufficient to fund our current operating plan into the first quarter of 2028. We will require additional capital to commercialize aglatimagene in early localized prostate cancer, to advance the phase 3 trial for aglatimagene in NSCLC, and to advance the development of linoserpaturev beyond the current trials.

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from government grants and proceeds from the sale of convertible notes, common stock, and our convertible preferred stock. As of December 31, 2025, we have raised approximately $291.9 million of gross proceeds from such transactions, including $15.9 million of government grants, $66.1 million from the sale of convertible preferred stock, $207.6 million from the sale of our common stock and accompanying pre-funded warrants, and $2.3 million from stock option exercises. Our cash and cash equivalents totaled $119.7 million as of December 31, 2025. We had $47.1 million of debt as of December 31, 2025.

On February 24, 2022, we entered into a Loan Agreement with SVB pursuant to which SVB agreed to provide term loans to us in an aggregate principal amount of $20.0 million. We borrowed $20.0 million upon entering into the SVB Loan Agreement. The term loan was secured by substantially all of our properties, rights and assets, except for our intellectual property, which is subject to a negative pledge under the SVB Loan Agreement.

The term loan bore interest at a floating rate per annum equal to the greater of (A) 5.75% and (B) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.50%. We were required to make monthly interest payments, and commencing on February 1, 2024, 24 consecutive installments of principal plus monthly payments of accrued interest. The term loan had a maturity date of January 1, 2026. Upon repayment in full of the term loans, we were required to pay a final payment fee equal to 4.50% of the original principal amount of any funded term loan being repaid. The SVB Loan Agreement permitted voluntary prepayment of all, but not less than all, of the SVB term loans, subject to a prepayment premium of 1% to 3% based upon the timing of the prepayment. We used a portion of the proceeds from the First Tranche of the Trinity LSA (defined below) to repay the SVB Loan Agreement in full on October 14, 2025.

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

In connection with the 2024 Follow-On Offering, we issued and sold 12,000,001 shares of common stock at a price to the public of $6.00 per share and pre-funded warrants to purchase up to an aggregate of 3,333,333 shares of common stock at a price to the public of $5.99 per pre-funded warrant to purchase one share of the common stock for aggregate gross proceeds of approximately $92.0 million. We received approximately $85.9 million in net proceeds from the 2024 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. During the twelve months ended December 31, 2025, 3,328,064 shares of common stock were issued upon exercise of the pre-funded warrants. As of December 31, 2025, all pre-funded warrants were exercised.

In connection with the Registered Direct Offering, we issued and sold 3,221,395 shares of common stock at a price per share of $4.67 to the purchasers for aggregate gross proceeds of approximately $15.0 million, before deducting offering expenses payable by us. We received approximately $14.3 million in net proceeds from the Registered Direct Offering after deducting offering expenses.

On August 14, 2025, we filed the 2025 Shelf with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the 2025 Shelf. The 2025 Shelf was declared effective by the SEC on August 22, 2025. As of December 31, 2025 and through March 5, 2026, we have not sold any shares of common stock under the 2025 ATM Program.

On October 14, 2025, we entered into a Loan and Security Agreement, as amended by that certain First Amendment to Loan and Security Agreement dated as of March 10, 2026 (the Trinity LSA), with the lenders party thereto (the Lenders) and Trinity Capital Inc., as administrative agent and collateral agent (the Agent).

Under the Trinity LSA, the Lenders agreed to extend debt capital to us, at our request, in the form of a term loan, in tranches totaling an aggregate principal amount of up to $130.0 million as follows: (a) at closing, the aggregate principal amount of $50.0 million (the First Tranche), (b) until May 30, 2027, subject to the achievement of certain regulatory, clinical and operational milestones by March 31, 2027, the aggregate principal amount of $20.0 million (the Second Tranche), (c) following funding of the Second Tranche, until February 29, 2028, subject to the achievement of certain regulatory and operational milestones by December 31, 2027, the aggregate principal amount of $30.0 million (the Third Tranche), and (d) following funding of the Third Tranche, in Lenders’ sole discretion, the aggregate principal amount of $30.0 million (the Fourth Tranche and collectively with the First Tranche, the Second Tranche and the Third Tranche, the Tranches). The obligations of the Lenders to extend such debt capital are subject to certain conditions precedent described in the Trinity LSA. We are required to pay a commitment fee of 1.0% of the amount drawn, plus related documentation and funding fees, in connection with each drawdown. On October 14, 2025 (the Closing Date), we drew down the First Tranche. Our obligations under the facility are secured by a first priority security interest in substantially all of our assets.

All Tranches will mature on October 1, 2030 (the Maturity Date), unless earlier accelerated under the terms of the Trinity LSA. At maturity, we are required to repay the then-outstanding principal amount, together with any accrued and unpaid interest thereon. In addition, at maturity or early termination of the Trinity LSA, we are required to pay the Lenders an additional 4.25% of the amounts drawn down by us under the Trinity LSA.

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

The Trinity LSA contains customary affirmative and negative covenants, including with respect to notice obligations, limitations on new indebtedness, liens, investments and transactions with our affiliates, restrictions on the payment of dividends, maintenance of collateral and accounts and maintenance of insurance. The Trinity LSA also contains financial covenants requiring, if our market capitalization is less than $550 million, we maintain minimum cash and cash equivalents pledged to secure the obligations under the Trinity LSA, less certain accounts payable, of at least (i) beginning from July 1, 2026 through the date, that we have raised at least $93.5 million in unrestricted net cash proceeds from one or more bona fide equity financings and/or upfront proceeds from business development after the Closing Date, 67.5% of all of the aggregate principal amount of outstanding obligations under the Trinity LSA, and (ii) beginning from the earlier of (x) October 1, 2027 and (ii) the date upon which we receive written notice of certain regulatory outcomes, through the date that the we obtain certain regulatory approvals, 75% of the aggregate outstanding principal amount of the obligations under the Trinity LSA.

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

As of December 31, 2025, we had an accumulated deficit of $230.4 million and have not generated any product sales. We do not know when, or if, we will generate revenue from product sales. We will not generate significant revenue from product sales unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical and contract manufacturing costs, legal and other regulatory expenses, and general overhead costs. We expect that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to risks in the development of our products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.

In connection with the 2026 Follow-On Offering, we issued and sold 18,348,624 shares of common stock at a price to the public of $5.45 per share for aggregate gross proceeds of approximately $100 million (the 2026 Follow-On Offering). We received approximately $93.5 million in net proceeds from the 2026 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. We also granted the underwriters a 30-day option to purchase up to 2,752,293 additional shares of common stock at the public offering price, less the underwriting discount.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	YEARS ENDED DECEMBER 31,
	2025	2024
Net cash used in operating activities	$(38,311)	$(27,023)
Net cash used in investing activities	(560)	(16)
Net cash provided by financing activities	56,098	94,280
Net increase in cash, cash equivalents and restricted cash	$17,227	$67,241

Cash Flows for the Years Ended December 31, 2025 and 2024

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $38.3 million, primarily consisting of a net loss of $38.2 million. We had non-cash charges of $2.3 million primarily related to the $8.2 million change in the fair value of our warrant liabilities, partially offset by non-cash stock-based compensation. Net cash used in operating activities was also impacted by $2.2 million in changes in operating assets and liabilities, primarily driven by an increase of $2.3 million in accrued expenses and an increase of $0.8 million in accounts payable. These changes were primarily offset by an increase of $0.5 million in prepaid expenses and other current assets and a decrease of $0.5 million in lease-related liabilities.

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

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $560,000 and consisted of the purchase of fixed assets.

Net cash used in investing activities for the year ended December 31, 2024 was $16,000 and consisted of the purchase of fixed assets.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $56.1 million and consisted of $47.9 million of net proceeds from the Trinity term loan, $14.3 million of net proceeds from the issuance of common stock in the Registered Direct Offering, $5.0 million of net proceeds from the issuance of common stock under our 2022 ATM Program, and $0.5 million of proceeds from option exercises, partially offset by $11.7 million of principal payments on our term loan with SVB.

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

Funding Requirements

We expect our operating expenses to increase substantially in the future in connection with our ongoing activities, particularly as we advance aglatimagene and linoserpaturev through research and development, clinical trials, and develop our manufacturing capabilities, as we research and as we prepare for potential marketing approval and potential commercialization. We also expect to incur additional costs associated with operating as a public company.

Specifically, our costs and expenses will increase as we:

•
advance the clinical development of aglatimagene and linoserpaturev;
•
develop our manufacturing capabilities, including through relationships with contract manufacturers for potential commercial manufacturing of our product candidate aglatimagene and the development, construction and qualification of our clinical manufacturing capabilities, internally or through CDMOs for our product candidate linoserpaturev;
•
pursue preparatory activities for potential launch and commercialization for aglatimagene in localized prostate cancer;
•
pursue the preclinical and clinical development of other product candidates using our enLIGHTEN™ Discovery Platform, an HSV-based platform; and
•
expand our operational, financial, and management systems and increase personnel, including personnel to support our operations as a public company.

We believe that our existing cash and cash equivalents as of December 31, 2025, together with the net proceeds from the 2026 Follow-On Offering, will enable us to fund our operating expenses and capital expense requirements into the first quarter of 2028. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

Because of the numerous risks and uncertainties associated with the research, development, and commercialization of therapeutics, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•
the progress, costs, and results of our clinical development and clinical trials for aglatimagene and linoserpaturev;
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

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our cash needs through a combination of public or private equity or debt financings and other sources, which may include collaborations strategic alliances and licensing arrangements with third parties. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect your rights as a common stockholder. Debt financing and equity financing, if available, may involve agreements that include restrictive covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business, in addition to those restrictive covenants contained in the Trinity LSA. If we raise additional funds through other sources, such as collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, product development, and research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

Our primary contractual obligations are our facility lease, the Loan Agreement with SVB, and the Periphagen Note. The table below summarizes the contractual obligations that will become due as of December 31, 2025 (in thousands):

	PAYMENTS DUE BY PERIOD
	(in thousands)
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS
Operating lease obligation (1)	$2,285	$618	$1,241	$426
Loan Agreement with Trinity (2)	71,177	4,879	13,540	52,758
Periphagen Note (3)	1,352	—	1,352	—
Total	$74,814	$5,497	$16,133	$53,184
(1)
Represents future minimum lease payments under our operating lease for office and laboratory space at our Needham, Massachusetts facility. Our facility lease, as amended, extends to August of 2029.
(2)
Represents future principal, interest payments, and the final payment fee on our Loan Agreement with Trinity, which matures on October 1, 2030.
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

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may materially differ from these estimates under different assumptions or conditions.

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

In connection with the drawdown of any Tranche under the Trinity LSA entered into in October 2025, we are required to issue to the Lenders warrants to purchase shares of common stock of which certain warrants are shown as a liability on the balance sheet. The fair value of the warrants was determined based on significant inputs not observable in the market. The fair value of the warrants is determined based on significant inputs not observable in the market. The fair value of the warrants is determined using a hybrid Monte Carlo simulation and Black-Scholes methodology, which incorporates assumptions and estimates to value the common stock warrants. Key inputs, estimates, and assumptions impacting the fair value measurement include the Company stock price, risk-free interest rate, expected dividend yield, volatility, remaining contractual term of the warrants, timing of milestone achievements, and expected stock price increases and decreases in success and failure scenarios related to the milestones. The most significant assumptions in the model impacting the fair value of the common stock warrants is the volatility of the Company’s common stock, and expected stock price increases or decreases on the respective milestone dates.

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

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations, or cash flows is disclosed in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2025.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

On March 10, 2026, we entered into that certain First Amendment to Loan and Security Agreement among the Company and Trinity Capital Inc. (the First Amendment to Trinity LSA). The First Amendment to Trinity LSA amended our financial covenant such that the period in which we are required, if our market capitalization is less than $550 million, to maintain minimum cash and cash equivalents of 67.5% of all of the aggregate principal amount of outstanding obligations under the Trinity LSA shall be through the date that we have raised at least $93.5 million in unrestricted net cash proceeds from one or more bona fide equity financings and/or upfront proceeds from business development after the Closing Date (as defined in the Trinity LSA). The First Amendment to Trinity LSA also makes corresponding amendments and additions to defined terms.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (SEC) with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is KPMG LLP, Boston, Massachusetts, PCAOB Auditor ID 185.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.2	Amended and Restated Bylaws of Candel Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2021)
3.3	Amendment to the Amended and Restated Bylaws of Candel Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 30, 2024)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K filed with the SEC on March 13, 2025)
4.3	Investors’ Rights Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on June 25, 2021)
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

4.7	Form of Lender Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2025)
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
10.7

Exclusive License Agreement by and between Advantagene, Inc. and Ventagen, LLC dated March 1, 2014 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.8

Exclusive License Agreement by and between Advantagene, Inc., d/b/a Candel Therapeutics and Periphagen, Inc. dated December 9, 2019 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.9

Exclusive Patent License Agreement by and between Advantagene, Inc. and Mass General Brigham (formerly known as The Brigham and Women’s Hospital, Inc.) dated September 15, 2020 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.10

Lease of Premises at 117 Kendrick Street, Needham, Massachusetts by and between 117 Kendrick DE, LLC and the Registrant dated as of February 4, 2019 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021)

10.11#

Employment Agreement by and between Candel Therapeutics, Inc. and Francesca Barone dated February 3, 2022 (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 29, 2022)

10.12#

Consulting Agreement by and between Candel Therapeutics, Inc. and Susan Stewart dated October 19, 2021 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 29, 2022)

10.13#

Employment Agreement by and between Candel Therapeutics, Inc. and Seshu Tyagarajan dated April 14, 2022 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2022)

10.14**

Master Production Services Agreement by and between Candel Therapeutics and SAFC Carlsbad, Inc., effective November 3, 2022 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2023)

10.15**

Amendment to Exclusive License Agreement by and between Candel Therapeutics, Inc. and Periphagen, Inc. dated June 7, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023)

10.16**

First Amendment to Lease of Premises at 117 Kendrick Street, Needham, Massachusetts by and between 117 Kendrick DE, LLC and the Registrant dated as of August 18, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 21, 2025).

10.17**

Loan and Security Agreement, by and among the Registrant, Trinity Capital Inc. and the other parties thereto, dated as of October 14, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2025).

10.18

Form of Omnibus Amendment, Release and Waiver to Warrants to Purchase Common Stock, by and among the Registrant and the other parties thereto, dated as of October 14, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2025).

10.19#*	Candel Therapeutics, Inc. 2025 Inducement Plan and forms of award agreements thereunder
10.20#*	Candel Therapeutics, Inc. Non-Employee Director Compensation Policy
10.21***	Purchase Agreement by and between Candel Therapeutics, Inc. and RTW Investments, LP, dated as of February 19, 2026
10.22*	First Amendment to Loan and Security Agreement, by and among the Registrant, Trinity Capital Inc., and the other parties thereto, dated as of March 10, 2026.
19.1	Candel Therapeutics, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Form 10-K filed with the SEC on March 13, 2025)
21.1	List of Subsidiary (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 29, 2022)
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2024)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Candel Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Candel Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 12, 2026

Candel Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	DECEMBER 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$119,731	$102,654
Prepaid expenses and other current assets	1,658	1,150
Total current assets	121,389	103,804
Fixed assets, net	1,642	2,191
Lease right of use assets	1,661	542
Restricted cash	416	266
Other assets	87	63
Total assets	$125,195	$106,866
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,129	$237
Accrued expenses	7,334	5,113
Current portion of term loans	—	9,895
Current portion of lease liability	445	566
Warrant liabilities	—	21,718
Other current liabilities	89	—
Total current liabilities	8,997	37,529
Deferred revenue	89	—
Term loans, net of current portion	46,122	1,733
Other long-term debt	1,008	870
Lease liability, net of current portion	1,459	407
Warrant liabilities	15,598	—
Total liabilities	73,273	40,539
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at December 31, 2025 and 2024; no shares issued or outstanding at December 31, 2025 and 2024, respectively.	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at December 31, 2025 and 2024; 55,020,911 and 46,933,088 shares issued at December 31, 2025 and 2024, respectively; and 54,898,303 and 46,810,480 shares outstanding at December 31, 2025 and 2024, respectively.	550	469
Treasury stock (at cost)	(448)	(448)
Additional paid-in capital	282,207	258,511
Accumulated deficit	(230,387)	(192,205)
Total stockholders’ equity	51,922	66,327
Total liabilities and stockholders’ equity	$125,195	$106,866

The accompanying notes are an integral part of these consolidated financial statements.

Candel Therapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	YEAR ENDED DECEMBER 31,
	2025	2024
Operating expenses:
Research and development	$30,496	$19,314
General and administrative	17,770	14,057
Total operating expenses	48,266	33,371
Loss from operations	(48,266)	(33,371)
Other income (expense):
Grant income	89	—
Interest income	3,915	1,086
Interest expense	(2,119)	(2,090)
Change in fair value of warrant liabilities	8,199	(20,802)
Total other income (expense), net	10,084	(21,806)
Net loss and comprehensive loss	$(38,182)	$(55,177)
Net loss per share, basic and diluted	$(0.72)	$(1.74)
Weighted-average common shares outstanding, basic and diluted	52,958,644	31,675,076

The accompanying notes are an integral part of these consolidated financial statements.

Candel ThErapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

	COMMON STOCK		TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2023	29,213,627	$290	(122,608)	$(448)	$149,931	$(137,028)	$12,745
Issuance of common stock and accompanying pre-funded warrants in public offering, net of issuance costs of $6.1 million	12,000,001	120	—	—	85,808	—	85,928
Sale of common stock through at-the-market offerings, net of issuance costs of $0.5 million	2,936,057	29	—	—	15,801	—	15,830
Options exercised	846,943	9	—	—	1,680	—	1,689
Stock-based compensation	—	—	—	—	4,170	—	4,170
Restricted stock unit vesting	1,936,460	21	—	—	(21)	—	—
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	1,142	—	1,142
Net loss	—	—	—	—	—	(55,177)	(55,177)
Balance as of December 31, 2024	46,933,088	$469	(122,608)	$(448)	$258,511	$(192,205)	$66,327
Issuance of common stock in registered direct offering, net of issuance costs of $0.7 million	3,221,395	32	—	—	14,299	—	14,331
Sale of common stock through at-the-market offerings, net of issuance costs of $0.2 million	987,772	10	—	—	5,028	—	5,038
Options exercised	219,813	3	—	—	513	—	516
Stock-based compensation	—	—	—	—	4,315	—	4,315
Restricted stock unit vesting	330,779	3	—	—	(3)	—	—
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(498)	—	(498)
Exercise of pre-funded warrants	3,328,064	33	—	—	(33)	—	—
Issuance costs related to common stock and accompanying pre-funded warrants in public offering	—	—	—	—	75	—	75
Net loss	—	—	—	—	—	(38,182)	(38,182)
Balance as of December 31, 2025	55,020,911	$550	(122,608)	$(448)	$282,207	$(230,387)	$51,922

The accompanying notes are an integral part of these consolidated financial statements.

Candel Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

	YEAR ENDED DECEMBER 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(38,182)	$(55,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	845	990
Impairment of fixed assets	90	41
Loss on the sale and disposal of fixed assets	306	—
Non-cash stock compensation expense	3,817	5,312
Non-cash lease expense	321	274
Non-cash interest expense	138	119
Change in fair value of warrant liabilities	(8,199)	20,802
Accretion of debt discount	360	270
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(508)	234
Other assets	(24)	53
Accounts payable	802	(185)
Accrued expenses	2,254	757
Deferred income	178	—
Lease liability	(509)	(513)
Net cash used in operating activities	(38,311)	(27,023)
Cash Flows from Investing Activities:
Purchase of fixed assets	(587)	(16)
Proceeds from the sale of fixed assets	27	—
Net cash used in investing activities	(560)	(16)
Cash Flows from Financing Activities:
Proceeds from term loan, net of issuance costs	47,946	—
Proceeds from issuance of common stock in registered direct offering, net of issuance costs	14,331	—
Proceeds from sale of common stock through at-the-market offerings, net of issuance costs	5,038	15,830
Proceeds from option exercises	516	1,689
Proceeds from issuance of common stock and accompanying pre-funded warrants in public offering, net of issuance costs	—	85,928
Principal payments on term loan payable to a bank	(11,733)	(9,167)
Net cash provided by financing activities	56,098	94,280
Net increase in cash, cash equivalents and restricted cash	17,227	67,241
Cash, cash equivalents and restricted cash at beginning of period	102,920	35,679
Cash, cash equivalents and restricted cash at end of period	$120,147	$102,920
Supplemental cash flow information:
Cash paid for interest	$1,280	$1,795
Supplemental disclosures of non-cash information:
Change in right of use asset and lease liability due to lease amendment	$1,440	$—
Initial fair value of warrant liability in connection with debt financing	$2,079	$—
Capital expenditures in accounts payable and accrued expenses	$132	$—
Deferred offering issuance costs in accounts payable and accrued expenses	$93	$—

The accompanying notes are an integral part of these consolidated financial statements.

Candel Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Candel Therapeutics, Inc., formerly known as Advantagene, Inc. (the Company), is a clinical stage biopharmaceutical company that was incorporated in Delaware in June 2003. On November 30, 2020, the Company changed its name to Candel Therapeutics, Inc. The Company is focused on developing off-the-shelf viral immunotherapies that elicit an individualized, systemic anti-tumor immune response to help patients fight cancer. The Company’s engineered viruses are designed to induce immunogenic cell death through direct viral-mediated cytotoxicity in cancer cells, thus releasing tumor neo-antigens and creating a pro-inflammatory microenvironment at the site of injection. This is intended to lead to in-situ immunization against the injected tumor and uninjected distant metastases. The Company has established two off-the-shelf viral immunotherapy platforms and its two product candidates, aglatimagene and linoserpaturev, are in clinical trials for a number of tumor types.

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

Since inception, the Company has funded its operations primarily with proceeds from the sale of its convertible notes and capital stock and from debt borrowings. The Company had a net loss of $38.2 million and $55.2 million for the years ended December 31, 2025, and 2024, respectively. In addition, as of December 31, 2025, the Company had an accumulated deficit of $230.4 million. The Company expects to continue to generate operating losses and negative cash flows from operations for the foreseeable future.

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

On August 14, 2025, the Company filed a shelf registration statement on Form S-3 (the 2025 Shelf) with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the 2025 Shelf (the 2025 ATM Program). The 2025 Shelf was declared effective by the SEC on August 22, 2025. As of December 31, 2025 and through March 5, 2026, the Company has not sold any shares of common stock under the 2025 ATM Program.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (FASB). The FASB sets generally accepted accounting principles (GAAP) that the Company follows to ensure its financial condition, results of operations, and cash flows are consistently reported. References to GAAP issued by the FASB in these notes to the consolidated financial statements are to the FASB Accounting Standards Codification (ASC).

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

Restricted Cash

The Company had $0.4 million and $0.3 million of restricted cash as of December 31, 2025 and 2024, respectively, which represents cash held as a security deposit under the terms of the Company’s Needham, Massachusetts facility lease and as security for the Company credit card program.

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

The carrying values of cash and cash equivalents (considered as Level 1 measurements), accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company's term loan approximates fair value due to the variable interest rate. The Company’s warrant liabilities are carried at fair value and are classified as Level 3 measurement.

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

During the years ended December 31, 2025 and 2024, the Company recorded impairment charges totaling approximately $90,000 and $41,000, respectively, related to manufacturing equipment that the Company has determined it does not plan to use for its intended use, and the Company recorded an impairment to reduce the carrying value to its estimated fair value. The Company has not recorded any other impairment losses on such long-lived assets.

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

Government grants are recorded as grant income and classified in other income in the consolidated statements of operations. The Company recognized government grant income of $88,800 and zero for the years ended December 31, 2025 and 2024, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC Topic 740, Income Taxes (ASC 740) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At December 31, 2025 and 2024, the Company has concluded that a full valuation allowance is necessary for its deferred tax assets (see Note 12).

The Company accounts for uncertainty in income taxes, by applying the two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax is then assessed as the amount of benefits to be recognized in the consolidated financial statements. The amount of benefits that may be used are the largest amounts that have a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves or unrecognized tax benefits that are considered appropriate as well as the related net interest received. As of December 31, 2025, the Company did not record any unrecognized benefits from uncertain tax positions in its consolidated financial statements.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, including the pre-funded warrants given their nominal exercise price. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period, including the pre-funded warrants given their nominal exercise price and, if dilutive, the weighted-average number of potential shares of common stock. In periods where the Company reports a net loss attributable to common stockholders, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2025 and 2024 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

Recently Adopted Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which amends guidance in ASC 280, Segment Reporting. The amendments in this ASU expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment, among other disclosure requirements. The ASU’s amendments are effective for public business entities for interim periods beginning after December 15, 2024. The Company adopted ASU 2023-07 on an interim basis beginning on January 1, 2025 (see Note 17).

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. For entities other than PBEs, the requirements will be effective for annual periods beginning after December 15, 2025. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. As of December 31, 2025, the Company adopted this new ASU retrospectively (see Note 12) and it only impacts the Company's income tax disclosures with no impact to its operations, cash flows, or financial condition.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides recognition, measurement, presentation, and disclosure requirements for government grants. The ASU's amendments are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods. Adoption can be applied with a modified prospective approach, a modified retrospective approach or retrospectively. The Company is currently evaluating the potential impact that ASU 2025-10 may have on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to clarify and improve certain aspects of interim financial reporting, including the requirements for interim disclosures and the application of recognition and measurement guidance in interim periods. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Adoption can be applied prospectively or retrospectively. The Company is currently evaluating the potential impact that ASU 2025-11 may have on its consolidated financial statements and related disclosures.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2025 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liabilities	—	—	15,598	15,598
Total	$—	$—	$15,598	$15,598

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2024 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liability	—	—	21,718	21,718
Total	$—	$—	$21,718	$21,718

Valuation of Warrant Liabilities

Series B Warrants

In connection with the November 13, 2018 issuance of Series B convertible preferred stock, the Company issued warrants to purchase shares of common stock of which certain warrants are shown as a liability on the balance sheet, see Note 10. The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the warrant liability use various valuation methods, including the Monte Carlo method, the option-pricing method, probability-weighted expected return and the hybrid method, all of which incorporate assumptions and estimates, to value the common stock warrants. The hybrid method is often used when a company is expecting a liquidity event in the near future and is a combination of the option-pricing and probability-weighted expected return methods. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares of common stock, risk-free interest rate, expected dividend yield, expected volatility of the price of the underlying common stock, and the remaining contractual term of the warrants. The most significant assumption in the model impacting the fair value of the common stock warrants is the fair value of the Company’s common stock as of each remeasurement date.

Lender Warrants

In connection with the October 14, 2025 Trinity LSA, the Company is required to issue to the Lenders warrants to purchase shares of common stock of which certain warrants are shown as a liability on the balance sheet, see Note 10. The fair value of the associated warrant liability is determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the warrants is determined using a hybrid Monte Carlo simulation and Black-Scholes methodology, which incorporates assumptions and estimates to value the common stock warrants. Key inputs, estimates, and assumptions impacting the fair value measurement include the Company stock price, risk-free interest rate, expected dividend yield, volatility, remaining contractual term of the warrants, timing of milestone achievements, and expected stock price increases and decreases in success and failure scenarios related to the milestones. The most significant assumptions in the model impacting the fair value of the common stock warrants is the volatility of the Company’s common stock, and expected stock price increases or decreases on the respective milestone dates.

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liabilities, for which fair value is determined by Level 3 inputs (in thousands):

WARRANT LIABILITIES
Balance at December 31, 2023	$916
Change in fair value	20,802
Balance at December 31, 2024	$21,718
Lender warrants in connection with debt financing	2,079
Change in fair value	(8,199)
Balance at December 31, 2025	$15,598

4. Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	DECEMBER 31,
	2025	2024
Laboratory equipment	$1,506	$1,219
Manufacturing equipment	300	695
Furniture and fixtures	159	159
Networking and computer equipment	227	85
Leasehold improvements	3,008	3,109
Total fixed assets	$5,200	$5,267
Less: accumulated depreciation	(3,558)	(3,076)
Fixed assets, net	$1,642	$2,191

Depreciation expense was $0.8 million and $1.0 million for the years ended December 31, 2025 and 2024. The Company recorded a $0.3 million loss on the sale and disposal of fixed assets for the year ended December 31, 2025. The Company did not record any loss on the sale and disposal of fixed assets for the year ended December 31, 2024.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	DECEMBER 31,
	2025	2024
Payroll and employee related expenses	$3,384	$3,038
Third-party research and development expenses	2,681	765
Professional fees	805	920
Other	464	390
	$7,334	$5,113

6. Term Loan

On February 24, 2022, the Company entered into a four-year loan and security agreement (the SVB Loan Agreement) with Silicon Valley Bank (SVB) pursuant to which SVB has agreed to provide term loans to the Company in an aggregate principal amount of up to $25.0 million. The Company borrowed $20.0 million upon entering into the SVB Loan Agreement. The term loan was secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property, which was subject to a negative pledge under the Loan Agreement.

The term loan bore interest at a floating rate per annum equal to the greater of (A) 5.75% and (B) the prime rate (as published in the money rates section of The Wall Street Journal) plus 2.50%. The Company was required to make monthly interest payments, and commencing on February 1, 2024, 24 consecutive installments of principal plus monthly payments of accrued interest. The term loan had a maturity date of January 1, 2026. Upon repayment in full of the term loans, the Company was required to pay a final payment fee equal to 4.50% of the original principal amount of any funded term loan being repaid. The SVB Loan Agreement permitted voluntary prepayment of all, but not less than all, of the SVB term loan, subject to a prepayment premium of 1% to 3% based upon the timing of the repayment.

During the years ended December 31, 2025 and 2024, the Company recorded interest expense relating to the SVB Loan Agreement of $0.6 million and $2.0 million, respectively.

The Company incurred $89,000 of debt issuance costs and a $0.9 million final payment fee, which were recorded as debt discount and amortized over the term of the SVB Loan Agreement. The Company used a portion of the proceeds from the First Tranche of the Trinity LSA to repay the SVB Loan Agreement on October 14, 2025 (see below).

On October 14, 2025, the Company entered into a Loan and Security Agreement, as amended by that certain First Amendment to Loan and Security Agreement dated as of March 10, 2026 (the Trinity LSA), with the lenders party thereto (the Lenders) and Trinity Capital Inc., as administrative agent and collateral agent (the Agent).

Under the Trinity LSA, the Lenders agreed to extend debt capital to the Company, at the Company's request, in the form of a term loan, in tranches totaling an aggregate principal amount of up to $130.0 million as follows: (a) at closing, the aggregate principal amount of $50.0 million (the First Tranche), (b) until May 30, 2027, subject to the achievement of certain regulatory, clinical and operational milestones by March 31, 2027, the aggregate principal amount of $20.0 million (the Second Tranche), (c) following funding of the Second Tranche, until February 29, 2028, subject to the achievement of certain regulatory and operational milestones by December 31, 2027, the aggregate principal amount of $30.0 million (the Third Tranche), and (d) following funding of the Third Tranche, in Lenders’ sole discretion, the aggregate principal amount of $30.0 million (the Fourth Tranche and collectively with the First Tranche, the Second Tranche and the Third Tranche, the Tranches). The obligations of the Lenders to extend such debt capital are subject to certain conditions precedent described in the Trinity LSA. The Company is required to pay a commitment fee of 1.0% of the amount drawn, plus related documentation and funding fees, in connection with each drawdown. On October 14, 2025 (the Closing Date), the Company drew down the First Tranche. The Company’s obligations under the facility are secured by a first priority security interest in substantially all assets of the Company.

All Tranches will mature on October 1, 2030 (the Maturity Date), unless earlier accelerated under the terms of the Trinity LSA. At maturity, the Company is required to repay the then-outstanding principal amount, together with any accrued and unpaid interest thereon. In addition, at maturity or early termination of the Trinity LSA, the Company is required to pay the Lenders a 4.25% final payment fee of the amounts drawn down by the Company under the Trinity LSA.

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

The Trinity LSA contains customary affirmative and negative covenants, including with respect to notice obligations, limitations on new indebtedness, liens, investments and transactions with affiliates of the Company, restrictions on the payment of dividends, maintenance of collateral and accounts and maintenance of insurance. The Trinity LSA also contains financial covenants requiring, if the Company’s market capitalization is less than $550 million, the Company to maintain minimum cash and cash equivalents pledged to secure the obligations under the Trinity LSA, less certain accounts payable, of at least (i) beginning from July 1, 2026 through the date, that the Company has raised at least $93.5 million in unrestricted net cash proceeds from one or more bona fide equity financings and/or upfront proceeds from business development after the Closing Date, 67.5% of all of the aggregate principal amount of outstanding obligations under the Trinity LSA, and (ii) beginning from the earlier of (x) October 1, 2027 and (ii) the date upon which the Company receives written notice of certain regulatory outcomes, through the date that the Company obtains certain regulatory approvals, 75% of the aggregate outstanding principal amount of the obligations under the Trinity LSA.

During the year ended December 31, 2025, the Company recorded interest expense relating to the Trinity LSA of $1.3 million and zero, respectively. The weighted average effective interest rate as of December 31, 2025 was 14.08%.

The Company incurred $2.1 million of financing costs and a $2.1 million final payment fee, which were recorded as debt discount and are being amortized to interest expense over the term of the Trinity LSA. The scheduled principal payments and net carrying amount of the Trinity LSA are as follows (in thousands):

YEAR ENDING DECEMBER 31,
2026	$—
2027	—
2028	3,806
2029	24,175
2030	22,019
Total principal	50,000
Final payment fee	2,125
Less: debt discount	(6,258)
Accretion of debt discount	255
Net carrying amount	$46,122

The carrying value of the Company's term loan approximates fair value.

7. Other Long-Term Debt

Periphagen Note

On December 9, 2019, the Company entered into a series of asset purchase agreements with Periphagen, Inc. (Periphagen), a biopharmaceutical company focused on the development of gene therapy vectors. Under the terms of the asset purchase agreements, the Company assumed a $1.0 million promissory note (the Periphagen Note) bearing a contractual interest rate of 2% compounded annually, with the outstanding balance and accrued interest due upon maturity in November 2027, with no interim installments due. The estimated market rate for the Company for an unsecured loan with a maturity in November 2027 was determined to be 15.83% as of December 9, 2019. Although the Company does not have a public credit rating, management estimates a CCC credit rating based on the Company’s financial position and stage of development. Using the commensurate rate for a CCC rated company and based on the amount due at maturity, the present value of the future cash outflow was determined to be $0.4 million at the transaction date. As of December 31, 2025, the carrying value of the note is $1.0 million. The carrying value of the note approximates fair value. Upon maturity, the Company will pay Periphagen $1.4 million for the outstanding balance and accrued interest due.

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

For each of the years ended December 31, 2025 and 2024, the Company recorded $0.4 million of operating lease cost. For the years ended December 31, 2025 and 2024, the Company recorded $0.2 million and $0.1 million, respectively, of variable lease cost. The total lease expense for the years ended December 31, 2025 and 2024 was $0.6 million and $0.5 million, respectively.

Cash paid for amounts included in the lease liability for each of the years ended December 31, 2025 and 2024 was $0.6 million.

	YEAR ENDED DECEMBER 31,
Other Information	2025	2024
Operating cash flows used for operating leases (in thousands)	$613	$598
Weighted-average remaining lease term (years)	3.7	1.7
Weighted-average incremental borrowing rate	7.31%	7.02%

The future lease payments under non-cancelable leases at December 31, 2025, are as follows (in thousands):

2026	$618
2027	613
2028	628
2029	426
Total future lease payments	2,285
Less: imputed interest	(381)
Total lease liability	$1,904

9. Common Stock

Common Stock

Common shares are voting and dividends may be paid when, as and if declared by the board of directors.

Common Stock Reserved

The Company has reserved the following shares of common stock for future issuance as of:

	DECEMBER 31,
	2025	2024
Stock options outstanding	6,246,920	4,486,181
Unvested restricted stock	—	330,779
Shares available for future grant under stock option plan	2,900,246	2,008,379
Warrants	7,762,350	7,507,708
Pre-funded warrants	—	3,333,333
	16,909,516	17,666,380

Shelf Registration and At-the-Market Offerings

On August 5, 2022, the Company filed the 2022 Shelf with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the 2022 Shelf. The 2022 Shelf was declared effective by the SEC on August 12, 2022 and expired on August 12, 2025. As of August 12, 2025, the Company had sold and issued 3,923,829 shares of common stock under the 2022 ATM Program, with total net proceeds of $20.9 million.

On August 14, 2025, the Company filed the 2025 Shelf with the SEC, which covers the offering, issuance, and sale by the Company of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the 2025 Shelf. The 2025 Shelf was declared effective by the SEC on August 22, 2025. As of December 31, 2025 and through March 5, 2026, the Company has not sold any shares of common stock under the 2025 ATM Program.

10. Warrants

The Company has the following warrants outstanding for the purchase of common stock as of December 31, 2025:

WARRANTS	SHARES OF COMMON STOCK SUBJECT TO WARRANTS	EXERCISE PRICE PER SHARE	EXPIRATION DATES
Series B Warrants	3,672,484	$6.81	September 2027
Conditional Series B Warrants	3,672,484	$6.81	September 2027
NC Ohio Trust	162,740	$1.46	March 2029
Lender Warrants	254,642	$5.89	October 2035

The Company has the following warrants outstanding for the purchase of common stock as of December 31, 2024:

WARRANTS	SHARES OF COMMON STOCK SUBJECT TO WARRANTS	EXERCISE PRICE PER SHARE	EXPIRATION DATES
Series B Warrants	3,672,484	$6.81	November 2025
Conditional Series B Warrants	3,672,484	$6.81	November 2025
NC Ohio Trust	162,740	$1.46	March 2029
Pre-Funded Warrants	3,333,333	$0.01	No expiration

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

The Company recorded the Series B Warrants as a component of stockholder’s equity at the time of issuance at their estimated fair value of $2.1 million and recorded the Conditional Series B Warrants as a liability on the consolidated balance sheet as the number of shares used to calculate the settlement is not a fixed number of shares. The Conditional Series B Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the consolidated statements of operations. The Company will continue to recognize changes in the fair value of the Conditional Series B Warrants until each Conditional Series B Warrant is exercised, expires or qualifies for equity classification. The warrant liability fair value was $13.6 million and $21.7 million as of December 31, 2025 and 2024, respectively.

NC Ohio Trust Warrants

On March 20, 2019, the Company established the NC Incorporated Ohio Trust, an irrevocable trust funded by the Company. The beneficiary in the trust agreement has provided past services to the Company for more than 15 years and is a non-employee. The warrant provides the beneficiary the right to purchase 162,740 shares of the Company’s common stock, $0.01 par value at an exercise price of $1.46 per share, subject to adjustments as specified in the warrant agreement. The Company recognizes the warrants as compensation expense within the consolidated statements of operations when the warrants are granted or at the service inception date if the service inception date precedes the grant date. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value previously used at the service inception date or subsequent reporting dates. As of December 31, 2025 and 2024, a grant date was not established as there was not a mutual understanding of key terms. The Company remeasures the fair value of the award at each reporting date, as the service date preceded the grant date. The value of the warrants for 162,740 shares of common stock was $0.8 million and $1.3 million as of December 31, 2025 and 2024, respectively. The value of the warrants at each reporting date is recorded as stock compensation expense within research and development expense and to stockholders’ equity in the consolidated financial statements.

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

During the year ended December 31, 2025, 3,328,064 shares of common stock were issued upon the cashless exercise of pre-funded warrants. As of December 31, 2025, all pre-funded warrants were exercised.

Lender Warrants

In connection with the drawdown of any Tranche under the Trinity LSA entered into on October 14, 2025 (see Note 6), the Company is required to issue to the Lenders warrants (the Lender Warrants) to purchase shares of the Company’s common stock, $0.01 par value per share. The exercise price for the Lender Warrants is equal to $5.89 per share. The number of shares of common stock for which each Lender Warrant is exercisable is equal to 3.0% of the applicable drawn down amount, divided by the exercise price. The Lender Warrants shall have a term of ten years from the date of issuance and shall permit cashless net exercise, all in accordance with their terms. In connection with the drawdown of the First Tranche, the Company issued a Lender Warrant to purchase up to 254,642 shares of Common Stock.

The initial fair value of the Lender Warrants was recognized as debt discount to the term loan and a corresponding warrant liability. The Lender Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the consolidated statements of operations. The Company will continue to recognize changes in the fair value of the Lender Warrants until each Lender Warrant is exercised, expires or qualifies for equity classification. The warrant liability fair value was $2.0 million and zero as of December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, no Lender Warrants were exercised. As of December 31, 2025, there were 254,642 Lender Warrants outstanding.

11. Stock Options, Restricted Stock and Stock-Based Compensation

Equity Incentive Plans

The Company’s 2015 Stock Plan, as amended, (the 2015 Plan) provides for the Company to sell or issue common shares or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. The 2015 Plan is administered by the board of directors and exercise prices, vesting and other restrictions are determined at its discretion. All stock option grants are non-statutory stock options except option grants to employees intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant, as determined in good faith by the board of directors at its sole discretion. Nonqualified stock options may be granted at an exercise price established by the board of directors at its sole discretion and the vesting periods may vary. Vesting periods are generally four years and are determined by the board of directors. Stock options become exercisable as they vest. Options granted under the 2015 Plan expire no more than ten years from the date of grant. As of December 31, 2025, there are no shares available for grants under the 2015 Plan and the 2015 Plan continues to govern the terms and conditions of the outstanding awards under the 2015 Plan.

On July 14, 2021, the Company’s 2021 Equity Incentive Plan (the 2021 Plan) was approved by the Company’s stockholders, and became effective upon completion of the IPO and serves as the successor to the 2015 Plan. 8,558,685 shares of common stock are reserved under the 2021 Plan, of which 1,900,246 shares remain available for future grants as of December 31, 2025.

Equity Inducement Plan

On December 24, 2025, the Company's board of directors approved the Company's 2025 Inducement Plan (the 2025 Inducement Plan) which permits the granting of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards to employees as an inducement pursuant to Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market, LLC. The 2025 Inducement Plan became effective upon approval. The 2025 Inducement Plan provides for an overall share limit of 1,000,000 shares of common stock. As of December 31, 2025, 1,000,000 shares remain available for future grants under the 2025 Inducement Plan.

Stock Options

Stock option activity is summarized as follows:

	NUMBER OF STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2024	4,486,181	$2.54	6.61	$27,599
Granted	2,185,750	7.65
Exercised	(219,813)	2.34
Cancelled, forfeited or expired	(205,198)	6.25
Outstanding as of December 31, 2025	6,246,920	$4.21	6.79	$13,695
Exercisable as of December 31, 2025	4,099,302	$2.99	5.76	$12,121
Unvested as of December 31, 2025	2,147,618	$6.55	8.76	$1,574

The 2015 Plan permits participants to use common stock they previously acquired to pay for the exercise of stock options based upon the fair value on the date of exercise. In connection with the exercise of stock options to purchase 306,518 shares of our common stock at an exercise price of $1.46 in 2022, option holders tendered 122,608 shares of our common stock previously acquired in consideration of the full aggregate exercise price in accordance with the terms of the option and the 2015 Plan. The shares tendered are recorded as treasury stock within the Company's consolidated financial statements at December 31, 2025.

The fair value of stock options granted was estimated on the grant date using the Black-Scholes option pricing model based on the following range of assumptions:

	YEAR ENDED DECEMBER 31,
	2025	2024
Expected option life (years)	5.50 - 6.08	5.50 - 6.08
Risk-free interest rate	3.69% - 4.52%	3.98% - 4.32%
Expected volatility	117.03% - 121.09%	99.30% - 114.68%
Expected dividend yield	0%	0%

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The total intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024 was $0.7 million and $5.7 million, respectively.

Restricted Stock Units

Under the terms of the restricted stock unit agreements covering the common stock, shares of common stock related to restricted stock units are subject to time-based vesting. The restricted stock units will immediately be forfeited to the Company if the relationship between the recipient and the Company ceases.

Restricted stock activity is summarized as follows:

	NUMBER OF SHARES OPTIONS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Unvested at December 31, 2024	330,779	$0.98
Granted	—	$—
Vested	(330,779)	$0.98
Forfeited	—	$—
Unvested at December 31, 2025	—	$—

The aggregate fair value of restricted stock units that vested during the years ended December 31, 2025 and 2024 was $1.9 million and $16.8 million, respectively.

Stock-Based Compensation

Stock-based compensation expense for the years ended December 31, 2025 and 2024 was classified in the consolidated statements of operations as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
Research and development	$1,494	$3,276
General and administrative	2,323	2,036
Total stock-based compensation expense	$3,817	$5,312

As of December 31, 2025 and 2024, total unrecognized compensation cost related to the unvested stock-based awards was $11.2 million and $1.9 million, respectively. As of December 31, 2025 and 2024, these amounts are expected to be recognized over a weighted average period of 2.86 and 2.29 years, respectively.

12. Income Taxes

The components of net loss before income tax expense are as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
Domestic	$(38,182)	$(55,177)
Total	$(38,182)	$(55,177)

Due to the Company's net losses for 2025 and 2024, as well as the full valuation allowance on its net deferred tax assets as discussed below, the Company did not record any income tax expense or benefit for the years ended December 31, 2025 and 2024 .

A reconciliation of the Company's statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	YEAR ENDED DECEMBER 31,		YEAR ENDED DECEMBER 31,
	2025		2024
	Amount	Percent	Amount	Percent
Pretax Loss	$(38,182)		$(55,177)

US Federal Statutory Tax Rate	(8,018)	21.0%	(11,587)	21.0%
Tax Credits:
Tax Credits - Orphan Drug	(7)	—	(30)	0.1%
Tax Credits - Federal R&D	(662)	1.7%	(508)	0.9%
Change in valuation allowance	10,219	(26.7)%	9,521	(17.3)%
Nontaxable or Nondeductible Items:
Mark to Market	(1,722)	4.5%	4,368	(7.9)%
Equity Compensation	41	(0.1)%	(1,843)	3.3%
Other	149	(0.4)%	79	(0.1)%
Total	$—	0.0%	$—	0.0%

The Company’s effective tax rate differs from the statutory rate primarily due to continued losses and the maintenance of a full valuation allowance on deferred tax assets, resulting in zero income tax expense for the period.

Net deferred tax assets as of December 31, 2025 and 2024 consist of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
Deferred tax assets:
Net operating losses	$37,934	$29,876
Intangibles	362	422
Accrued expenses and other	756	591
Lease liability	502	257
Stock compensation	1,375	987
Capitalized R&D expenditures	17,008	13,456
Credits	7,736	6,873
Other	33	—
Total deferred tax assets	65,706	52,462
Valuation allowance	(65,268)	(52,185)
Net deferred tax assets	438	277
Deferred tax liabilities:
Right of use asset	(438)	(143)
Other	—	(134)
Total deferred tax liabilities	(438)	(277)
Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2025, the Company has gross federal and state net operating loss carryforwards of approximately $141.1 million and $131.2 million, respectively. The federal net operating loss carryforwards include $8.8 million that begins to expire in 2027 and $132.3 million that can be carried forward indefinitely. The state net operating loss carryforwards begin to expire in 2032.

As of December 31, 2025, the Company has gross federal and state tax credit carryforwards of approximately $5.7 million and $2.6 million, respectively, which begin to expire in 2036 and 2030, respectively.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and certain tax credits. Management has considered the Company’s history of cumulative net losses incurred since inception, as well as its lack of product revenue since inception, and has determined that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at December 31, 2025 and 2024.

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

For tax years beginning after December 31, 2024, OBBBA enacted a new rule under Section 174A allowing companies to immediately expense any domestic research and developmental (R&D) expenditures. For domestic R&D, companies may either immediately expense or elect to capitalize and amortize over at least 60 months under Section 174A. However, foreign R&D continues to require capitalization subject to the mandatory 15-year amortization period under Section 174.

The Company has elected to continue amortizing the previously capitalized costs over their remaining life. Beginning in tax year 2025, instead of immediately expensing domestic R&D expenditures under Section 174A, the Company elected to capitalize and amortize its domestic R&D expenditures under Section 59(e) over a 10 year period. Any foreign R&D costs will continue to be capitalized and amortized over 15 years in accordance with the requirements of Section 174.

A summary of changes in the valuation allowance for deferred tax assets during the years ended December 31, 2025 and 2024 were as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
Valuation allowance	$52,185	$40,548
Increases recorded to income tax provision	13,083	11,637
Decreases recorded to income tax provision	—	—
Valuation allowance	$65,268	$52,185

The Company files income tax returns in the United States and various state and local jurisdictions. The federal and state tax returns are generally subject to examination for the years ended December 31, 2014 through December 31, 2025. There are currently no pending tax examinations. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination.

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

14. Technology License Agreement

On January 20, 2018 the Company entered into an exclusive option agreement (Option Agreement) with MGB. Pursuant to the Option Agreement, the Company has obtained the exclusive right from MGB to negotiate an exclusive license to make, develop and commercialize rQNestin, a genetically modified oncolytic herpes simplex virus for the treatment of certain types of cancers. Pursuant to the Option Agreement, the Company will support a clinical trial to be conducted at MGB pursuant to the terms of a clinical trial agreement to be negotiated and the Company has committed to remitting $0.8 million in support of such clinical trial over the course of approximately three years. Upon execution of the Option Agreement, the Company remitted a non-refundable fee of $40,000 to MGB to be applied toward the Company’s on-going obligations to reimburse patent expenses. During the years ended December 31, 2025 and 2024, the Company did not expense any startup and patient fees for clinical trials performed by MGB.

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

As of December 31, 2025, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

16. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was computed by dividing net loss by the weighted-average common shares outstanding for the period, including the pre-funded warrants given their nominal exercise price for the year ended December 31, 2024 (in thousands, except share and per share data):

	YEAR ENDED DECEMBER 31,
	2025	2024
Numerator:
Net loss	$(38,182)	$(55,177)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	52,958,644	31,675,076
Net loss per share, basic and diluted	$(0.72)	$(1.74)

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

	YEAR ENDED DECEMBER 31,
	2025	2024
Outstanding warrants for common stock	7,762,350	7,507,708
Outstanding stock options (as converted to common stock)	6,246,920	4,486,181
Unvested restricted stock	—	330,779
	14,009,270	12,324,668

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

In addition to the significant expense categories included within consolidated net loss presented on the Company's consolidated statements of operations, see below for disaggregated amounts that comprise research and development and general and administrative expenses:

	YEAR ENDED DECEMBER 31,
	2025	2024
Operating expenses:
Research and development:
Clinical development	$14,738	$5,196
Employee-related	12,308	11,669
Facility and equipment costs	1,879	1,566
Pre-clinical research	634	384
Other research and development segment expenses	937	499
Total research and development	30,496	19,314
General and administrative:
Employee-related	7,624	6,831
Professional and consulting fees	5,609	5,263
Commercial readiness	2,689	—
Other general and administrative segment expenses (1)	1,848	1,963
Total general and administrative	17,770	14,057
Total operating expenses	48,266	33,371
Loss from operations	(48,266)	(33,371)
Grant income	89	—
Interest income	3,915	1,086
Interest expense	(2,119)	(2,090)
Change in fair value of warrant liabilities	8,199	(20,802)
Net loss	$(38,182)	$(55,177)

(1) Other general and administrative segment expenses primarily consist of insurance, occupancy, and information technology costs.

18. Subsequent Events

2026 Follow-On Offering

On February 23, 2026, the Company issued and sold 18,348,624 shares of common stock at a price to the public of $5.45 per share for aggregate gross proceeds of approximately $100 million (the 2026 Follow-On Offering). The Company received approximately $93.5 million in net proceeds from the 2026 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. The Company also granted the underwriters a 30-day option to purchase up to 2,752,293 additional shares of common stock at the public offering price, less the underwriting discount.

RTW Purchase Agreement

On February 19, 2026, the Company entered into a purchase and sale agreement (the RTW Purchase Agreement) with funds managed by RTW Investments, LP (RTW). Under the terms of the RTW Purchase Agreement, RTW has agreed to pay the Company $100 million (the RTW Purchase Price) upon the marketing approval of aglatimagene for the treatment of intermediate-risk and high-risk localized prostate cancer by the FDA in exchange for a tiered royalty on future net sales of aglatimagene in the United States. RTW will be entitled to a 4.67% royalty on the portion of annual net sales in the United States that is less than or equal to $1 billion, and a 1.33% royalty on the portion of annual net sales in the United States, exceeding $1 billion. The 4.67% tier will increase to 6.67% if annual net sales do not achieve certain specified levels (the Ratchet), subject to a cure opportunity by the Company (provided that such Ratchet and cure opportunity may each subsequently occur more than once).

The royalty payments become payable following the first commercial sale of aglatimagene in the United States and end upon RTW’s receipt of $250 million in royalty payments (the RTW Royalty Cap). If the Company undergoes a change of control with, or sells aglatimagene and all of the aglatimagene rights to, a third party, the RTW Purchase Agreement provides the Company and RTW with an option for the Company to pay certain specified amounts to terminate the RTW Purchase Agreement, depending upon the timing for such transaction, up to the RTW Royalty Cap (the Buy-Out Option). If either party exercises the Buy-Out Option, the RTW Purchase Agreement will automatically terminate upon payment of the specified amount.

The transaction is subject to certain closing conditions, including that FDA approval must occur by a specified date, conditions related to our indebtedness and other customary closing conditions. The RTW Purchase Agreement also contains customary representations, warranties and indemnities on the part of the Company and RTW and customary covenants on the part of the Company, including around the Company's indebtedness as well as licensing and other activities related to aglatimagene and its rights.

Trinity LSA Amendment

On March 10, 2026, we entered into that certain First Amendment to Loan and Security Agreement among the Company and Trinity Capital Inc. (the First Amendment to Trinity LSA). The First Amendment to Trinity LSA amended our financial covenant such that the period in which we are required, if our market capitalization is less than $550 million, to maintain minimum cash and cash equivalents of 67.5% of all of the aggregate principal amount of outstanding obligations under the Trinity LSA shall be through the date that we have raised at least $93.5 million in unrestricted net cash proceeds from one or more bona fide equity financings and/or upfront proceeds from business development after the Closing Date (as defined in the Trinity LSA). The First Amendment to Trinity LSA also makes corresponding amendments and additions to defined terms.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Candel Therapeutics, Inc.

Date: March 12, 2026	By:	/s/ Paul Peter Tak
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

Name	Title	Date

/s/ Paul Peter Tak	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2026
Paul Peter Tak, M.D., Ph.D. FMedSci

/s/ Charles Schoch	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2026
Charles Schoch

/s/ Paul B. Manning	Chairman	March 12, 2026
Paul B. Manning

/s/ Edward J. Benz Jr.	Director	March 12, 2026
Edward J. Benz, Jr, M.D.

/s/ Chris Martell	Director	March 12, 2026
Chris Martell

/s/ Renee Gaeta	Director	March 12, 2026
Renee Gaeta

/s/ Gary Nabel	Director	March 12, 2026
Gary Nabel, Ph.D., M.D.

/s/ Joseph Papa	Director	March 12, 2026
Joseph Papa
/s/ Diem Nguyen	Director	March 12, 2026
Diem Nguyen, Ph.D., MBA

/s/ Nicoletta Loggia	Director	March 12, 2026
Nicoletta Loggia, Ph.D., R.Ph

/s/ Maha Radhakrishnan	Director	March 12, 2026
Maha Radhakrishnan, M.D.