Form 10-Q
period 2026-03-31
Candel Therapeutics, Inc.
filed 2026-05-14
CIK 1841387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, the registrant had 73,270,239 shares of common stock, $0.01 par value per share, outstanding.

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
•
The FDA’s agreement to a Special Protocol Assessment with respect to the study design of our pivotal phase 3 clinical trial of aglatimagene in newly diagnosed localized prostate cancer in intermediate- and high-risk patients does not guarantee any particular outcome from regulatory review, including ultimate approval, and may not lead to a successful review or approval process.
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
•
Any future public health crisis, outbreaks of an infectious disease or ongoing geopolitical conflicts, may have adverse effects on our business and operations.
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

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Candel Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	MARCH 31, 2026 (Unaudited)	DECEMBER 31, 2025
Assets
Current assets:
Cash and cash equivalents	$194,834	$119,731
Prepaid expenses and other current assets	2,918	1,658
Total current assets	197,752	121,389
Fixed assets, net	2,075	1,642
Lease right of use assets	1,569	1,661
Restricted cash	416	416
Other assets	108	87
Total assets	$201,920	$125,195
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,036	$1,129
Accrued expenses	3,473	7,334
Current portion of lease liability	453	445
Other current liabilities	89	89
Total current liabilities	7,051	8,997
Deferred revenue	67	89
Term loan	46,428	46,122
Other long-term debt	1,047	1,008
Lease liability, net of current portion	1,343	1,459
Warrant liabilities	7,955	15,598
Total liabilities	63,891	73,273
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued or outstanding at March 31, 2026 and December 31, 2025.	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at March 31, 2026 and December 31, 2025; 73,380,472 and 55,020,911 shares issued at March 31, 2026 and December 31, 2025, respectively; 73,257,864 and 54,898,303 shares outstanding at March 31, 2026 and December 31, 2025, respectively.	733	550
Treasury stock (at cost)	(448)	(448)
Additional paid-in capital	376,992	282,207
Accumulated deficit	(239,248)	(230,387)
Total stockholders’ equity	138,029	51,922
Total liabilities and stockholders’ equity	$201,920	$125,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Operating expenses:
Research and development	$9,840	$4,016
General and administrative	6,444	4,114
Total operating expenses	16,284	8,130
Loss from operations	(16,284)	(8,130)
Other income (expense):
Grant income	22	—
Interest income	1,322	934
Interest expense	(1,564)	(306)
Change in fair value of warrant liabilities	7,643	14,881
Total other income, net	7,423	15,509
Net income (loss) and comprehensive income (loss)	$(8,861)	$7,379
Net income (loss) per share, basic	$(0.14)	$0.15
Weighted-average common shares outstanding, basic	62,361,897	50,482,278
Net income (loss) per share, diluted	$(0.14)	$0.13
Weighted-average common shares outstanding, diluted	62,361,897	54,765,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel ThErapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2025	55,020,911	$550	(122,608)	$(448)	$282,207	$(230,387)	$51,922
Options exercised	10,937	—	—	—	28	—	28
Stock-based compensation	—	—	—	—	1,579	—	1,579
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(127)	—	(127)
Issuance of common stock in public offering, net of issuance costs of $6.5 million	18,348,624	183	—	—	93,305	—	93,488
Net loss	—	—	—	—	—	(8,861)	(8,861)
Balance, March 31, 2026	73,380,472	$733	(122,608)	$(448)	$376,992	$(239,248)	$138,029

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2024	46,933,088	$469	(122,608)	$(448)	$258,511	$(192,205)	$66,327
Options exercised	118,356	1	—	—	245	—	246
Stock-based compensation	—	—	—	—	798	—	798
Restricted stock unit vesting	330,779	3	—	—	(3)	—	—
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(484)	—	(484)
Sale of common stock through at-the-market offerings, net of issuance costs	40,334	1	—	—	383	—	384
Exercise of pre-funded warrants	1,947,192	19	—	—	(19)	—	—
Issuance costs related to common stock and accompanying pre-funded warrants in public offering	—	—	—	—	25	—	25
Net income	—	—	—	—	—	7,379	7,379
Balance, March 31, 2025	49,369,749	$493	(122,608)	$(448)	$259,456	$(184,826)	$74,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$(8,861)	$7,379
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	149	245
Non-cash stock compensation expense	1,452	314
Non-cash lease expense	92	74
Non-cash interest expense	39	34
Change in fair value of warrant liabilities	(7,643)	(14,881)
Accretion of debt discount	306	44
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,260)	167
Other assets	(21)	5
Accounts payable	1,698	507
Accrued expenses	(3,858)	(2,368)
Deferred income	(22)	—
Lease liability	(108)	(136)
Net cash used in operating activities	(18,037)	(8,616)
Cash Flows from Investing Activities:
Purchase of fixed assets	(675)	(3)
Net cash used in investing activities	(675)	(3)
Cash Flows from Financing Activities:
Proceeds from option exercises	28	246
Proceeds from issuance of common stock in public offering, net of issuance costs	93,787	—
Proceeds from sale of common stock through at-the-market offerings, net of issuance costs	—	384
Principal payments on term loan	—	(2,500)
Net cash provided by (used in) financing activities	93,815	(1,870)
Net increase (decrease) in cash, cash equivalents and restricted cash	75,103	(10,489)
Cash, cash equivalents and restricted cash at beginning of period	120,147	102,920
Cash, cash equivalents and restricted cash at end of period	$195,250	$92,431
Supplemental cash flow information:
Cash paid for interest	$1,222	$252
Supplemental disclosures of non-cash information:
Issuance costs in accounts payable and accrued expenses	$299	$(25)
Capital expenditures in accounts payable and accrued expenses	$39	$16

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

Since inception, the Company has funded its operations primarily with proceeds from the sale of its convertible notes and capital stock and from debt borrowings. The Company had net loss of $8.9 million and net income of $7.4 million for the three months ended March 31, 2026 and 2025, respectively. In addition, as of March 31, 2026, the Company had an accumulated deficit of $239.2 million. The Company expects to continue to generate operating losses and negative cash flows from operations for the foreseeable future.

On August 14, 2025, the Company filed a shelf registration statement on Form S-3 (the 2025 Shelf) with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the 2025 Shelf (the 2025 ATM Program). The 2025 Shelf was declared effective by the SEC on August 22, 2025. As of March 31, 2026 and through May 7, 2026, the Company has not sold any shares of common stock under the 2025 ATM Program.

On February 23, 2026, the Company completed a public offering of its common stock (the 2026 Follow-On Offering). The Company issued and sold 18,348,624 shares of common stock at a price to the public of $5.45 per share for aggregate gross proceeds of approximately $100 million. The Company received approximately $93.5 million in net proceeds from the 2026 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2026 and 2025, the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K on file with the SEC.

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

Restricted Cash

The Company had $0.4 million of restricted cash as of both March 31, 2026 and December 31, 2025, which represents cash held as a security deposit under the terms of the Company’s Needham, Massachusetts facility lease and as security for the Company credit card program.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	FAIR VALUE MEASUREMENTS AS OF MARCH 31, 2026 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liabilities	—	—	7,955	7,955
Total	$—	$—	$7,955	$7,955

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2025 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liabilities	—	—	15,598	15,598
Total	$—	$—	$15,598	$15,598

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liabilities, for which fair value is determined by Level 3 inputs (in thousands):

WARRANT LIABILITIES
Balance at December 31, 2025	$15,598
Change in fair value	(7,643)
Balance at March 31, 2026	$7,955

The carrying value of cash equivalents (considered as Level 1 measurements) approximates the fair value due to the short-term nature of these assets.

4. Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	MARCH 31, 2026	DECEMBER 31, 2025
Laboratory equipment	$2,084	$1,506
Manufacturing equipment	298	300
Furniture and fixtures	159	159
Networking and computer equipment	228	227
Leasehold improvements	3,008	3,008
Total fixed assets	$5,777	$5,200
Less: accumulated depreciation	(3,702)	(3,558)
Fixed assets, net	$2,075	$1,642

Depreciation expense was $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	MARCH 31, 2026	DECEMBER 31, 2025
Payroll and employee related expenses	$1,355	$3,384
Third-party research and development expenses	1,050	2,681
Professional fees	578	805
Other	490	464
	$3,473	$7,334

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

During the three months ended March 31, 2026 and 2025, the Company recorded interest expense relating to the SVB Loan Agreement of zero and $0.3 million, respectively.

On October 14, 2025, the Company entered into a Loan and Security Agreement, as amended by that certain First Amendment to Loan and Security Agreement dated as of March 10, 2026 (the Trinity LSA), with the lenders party thereto (the Lenders) and Trinity Capital Inc., as administrative agent and collateral agent (the Agent). The First Amendment to Trinity LSA amended the minimum cash covenant such that, if the Company's market capitalization is less than $550 million, the Company must maintain cash and cash equivalents of 67.5% of all principal outstanding obligations under the Trinity LSA until the Company raises at least $93.5 million in unrestricted net cash proceeds from one or more bona fide equity financings and/or upfront proceeds from business development after the Closing Date (as defined below).

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

Interest accrues on the Tranches that the Company has drawn down at a floating rate per annum, calculated based on a 360 day year, equal to the greater of (a) the sum of (i) The Wall Street Journal Prime Rate and (ii) 3.0%, and (b) 9.75%. For the first 36 months after the Closing Date, the Company is required to make monthly payments of interest only in arrears. Upon the achievement of a certain commercial milestone by June 30, 2028, the Interest Only Period will be extended by twelve months. In the event of such extension of the Interest Only Period, the duration of the Amortization Period will decrease by the same amount. In any event, the total term of all Tranches shall not exceed 60 months.

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

During the three months ended March 31, 2026 and 2025, the Company recorded interest expense relating to the Trinity LSA of $1.5 million and zero, respectively. The weighted average effective interest rate as of March 31, 2026 was 13.95%.

The Company incurred $2.1 million of financing costs and a $2.1 million final payment fee, which were recorded as debt discount and are being amortized to interest expense over the term of the Trinity LSA. The scheduled principal payments and net carrying amount of the Trinity LSA are as follows (in thousands):

YEAR ENDING DECEMBER 31,
2026 (remaining nine months)	$—
2027	—
2028	3,806
2029	24,175
2030	22,019
Total principal	50,000
Final payment fee	2,125
Less: debt discount	(6,258)
Accretion of debt discount	561
Net carrying amount	$46,428

The carrying value of the Company's term loan approximates fair value.

7. Other Long-Term Debt

Periphagen Note

On December 9, 2019, the Company entered into a series of asset purchase agreements with Periphagen, Inc. (Periphagen), a biopharmaceutical company focused on the development of gene therapy vectors. Under the terms of the asset purchase agreements, the Company assumed a $1.0 million promissory note (the Periphagen Note) bearing a contractual interest rate of 2% compounded annually, with the outstanding balance and accrued interest due upon maturity in November 2027, with no interim installments due. The estimated market rate for the Company for an unsecured loan with a maturity in November 2027 was determined to be 15.83% as of December 9, 2019. Although the Company does not have a public credit rating, management estimates a CCC credit rating based on the Company’s financial position and stage of development. Using the commensurate rate for a CCC rated company and based on the amount due at maturity, the present value of the future cash outflow was determined to be $0.4 million at the transaction date. As of March 31, 2026, the carrying value of the note is $1.0 million. The carrying value of the note approximates fair value. Upon maturity, the Company will pay Periphagen $1.4 million for the outstanding balance and accrued interest due.

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

For each of the three months ended March 31, 2026 and 2025, the Company recorded $0.1 million of operating lease cost and for the three months ended March 31, 2026 and 2025, the Company recorded $67,000 and $40,000, respectively, of variable lease cost. The total lease expense for the three months ended March 31, 2026 and 2025 was $0.2 million and $0.1 million, respectively.

Cash paid for amounts included in the lease liability for each of the three months ended March 31, 2026 and 2025 was $0.2 million.

	THREE MONTHS ENDED MARCH 31,
Other Information	2026	2025
Operating cash flows used for operating leases (in thousands)	$156	$152
Weighted-average remaining lease term (years)	3.4	1.4
Weighted-average incremental borrowing rate	7.50%	7.02%

The future lease payments under non-cancelable leases at March 31, 2026, are as follows (in thousands):

2026	$462
2027	613
2028	628
2029	426
Total future lease payments	2,129
Less: imputed interest	(333)
Total lease liability	$1,796

9. Common Stock

Common Stock

Common shares are voting and dividends may be paid when, as and if declared by the board of directors.

Common Stock Reserved

The Company has reserved the following shares of common stock for future issuance as of:

	MARCH 31, 2026	DECEMBER 31, 2025

Stock options outstanding	8,443,145	6,246,920
Unvested performance stock units	300,000	—
Shares available for future grant under stock option plans	2,589,016	2,900,246
Warrants	7,762,350	7,762,350
	19,094,511	16,909,516

Equity Offerings

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

On February 23, 2026, the Company completed the 2026 Follow-On Offering. The Company issued and sold 18,348,624 shares of common stock at a price to the public of $5.45 per share for aggregate gross proceeds of approximately $100 million. The Company received approximately $93.5 million in net proceeds from the 2026 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses.

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

On August 14, 2025, the Company filed the 2025 Shelf with the SEC, which covers the offering, issuance, and sale by the Company of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the 2025 Shelf. The 2025 Shelf was declared effective by the SEC on August 22, 2025. As of March 31, 2026 and through May 7, 2026, the Company has not sold any shares of common stock under the 2025 ATM Program.

10. Warrants

The Company has the following warrants outstanding for the purchase of common stock as of March 31, 2026 and December 31, 2025:

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

The Company recorded the Series B Warrants as a component of stockholder’s equity at the time of issuance at their estimated fair value of $2.1 million and recorded the Conditional Series B Warrants as a liability on the condensed consolidated balance sheet as the number of shares used to calculate the settlement is not a fixed number of shares. The Conditional Series B Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss). The Company will continue to recognize changes in the fair value of the Conditional Series B Warrants until each Conditional Series B Warrant is exercised, expires or qualifies for equity classification. The warrant liability fair value was $6.7 million and $13.6 million as of March 31, 2026 and December 31, 2025, respectively.

NC Ohio Trust Warrants

On March 20, 2019, the Company established the NC Incorporated Ohio Trust, an irrevocable trust funded by the Company. The beneficiary in the trust agreement has provided past services to the Company for more than 15 years and is a non-employee. The warrant provides the beneficiary the right to purchase 162,740 shares of the Company’s common stock, $0.01 par value at an exercise price of $1.46 per share, subject to adjustments as specified in the warrant agreement. The Company recognizes the warrants as compensation expense within the condensed consolidated statements of operations and comprehensive income (loss) when the warrants are granted or at the service inception date if the service inception date precedes the grant date. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value previously used at the service inception date or subsequent reporting dates. As of March 31, 2026 and December 31, 2025, a grant date was not established as there was not a mutual understanding of key terms. The Company remeasures the fair value of the award at each reporting date, as the service date preceded the grant date. The value of the warrants for 162,740 shares of common stock was $0.7 million and $0.8 million as of March 31, 2026 and December 31, 2025, respectively. The value of the warrants at each reporting date is recorded as stock compensation expense within research and development expense and to stockholders’ equity in the consolidated financial statements.

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

The initial fair value of the Lender Warrants was recognized as debt discount to the term loan and a corresponding warrant liability. The Lender Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the consolidated statements of operations. The Company will continue to recognize changes in the fair value of the Lender Warrants until each Lender Warrant is exercised, expires or qualifies for equity classification. The warrant liability fair value was $1.3 million and $2.0 million as of March 31, 2026 and December 31, 2025, respectively.

During the three months ended March 31, 2026, no Lender Warrants were exercised. As of March 31, 2026, there were 254,642 Lender Warrants outstanding.

11. Stock Options, Restricted Stock and Stock-Based Compensation

Equity Incentive Plans

The Company’s 2015 Stock Plan, as amended, (the 2015 Plan) provides for the Company to sell or issue common shares or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. The 2015 Plan is administered by the board of directors and exercise prices, vesting and other restrictions are determined at its discretion. All stock option grants are non-statutory stock options except option grants to employees intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant, as determined in good faith by the board of directors at its sole discretion. Nonqualified stock options may be granted at an exercise price established by the board of directors at its sole discretion and the vesting periods may vary. Vesting periods are generally four years and are determined by the board of directors. Stock options become exercisable as they vest. Options granted under the 2015 Plan expire no more than ten years from the date of grant. As of March 31, 2026, there are no shares available for grants under the 2015 Plan and the 2015 Plan continues to govern the terms and conditions of the outstanding awards under the 2015 Plan.

On July 14, 2021, the Company’s 2021 Equity Incentive Plan (the 2021 Plan) was approved by the Company’s stockholders, and became effective upon completion of the IPO and serves as the successor to the 2015 Plan. 10,754,617 shares of common stock are reserved under the 2021 Plan, of which 1,685,616 shares remain available for future grants as of March 31, 2026.

Equity Inducement Plan

On December 24, 2025, the Company's board of directors approved the Company's 2025 Inducement Plan (the 2025 Inducement Plan) which permits the granting of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards to employees as an inducement pursuant to Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market, LLC. The 2025 Inducement Plan became effective upon approval. The 2025 Inducement Plan provides for an overall share limit of 1,000,000 shares of common stock. As of March 31, 2026, 903,400 shares remain available for future grants under the 2025 Inducement Plan.

Stock Options

Stock option activity is summarized as follows:

	NUMBER OF STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2025	6,246,920	$4.21	6.79	$13,695
Granted	2,230,959	5.68
Exercised	(10,937)	2.57
Cancelled, forfeited or expired	(23,797)	6.49
Outstanding as of March 31, 2026	8,443,145	$4.60	7.45	$10,552
Exercisable as of March 31, 2026	4,353,779	$3.18	5.72	$9,708
Unvested as of March 31, 2026	4,089,366	$6.11	9.29	$844

The 2015 Plan, permits participants to use common stock they previously acquired to pay for the exercise of stock options based upon the fair value on the date of exercise. In connection with the exercise of stock options to purchase 306,518 shares of our common stock at an exercise price of $1.46, option holders tendered 122,608 shares of our common stock previously acquired in consideration of the full aggregate exercise price in accordance with the terms of the option and the 2015 Plan. The shares tendered are recorded as treasury stock within the Company’s condensed consolidated financial statements at March 31, 2026.

The fair value of stock options granted was estimated on the grant date using the Black-Scholes option pricing model based on the following range of assumptions:

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Expected option life (years)	5.00 - 6.08	5.67 - 6.08
Risk-free interest rate	3.62% - 4.02%	4.03% - 4.52%
Expected volatility	117.24% - 120.71%	118.46% - 119.98%
Expected dividend yield	0%	0%

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The total intrinsic value of stock options exercised during the three months ended March 31, 2026 and 2025 was zero and $0.4 million, respectively.

Restricted and Performance Stock Units

Under the terms of the restricted stock unit (RSU) agreements covering the common stock, shares of common stock related to restricted stock units are subject to time-based vesting. The RSU will immediately be forfeited to the Company if the relationship between the recipient and the Company ceases.

The aggregate fair value of RSUs that vested during the three months ended March 31, 2026 and 2025 was zero and $1.9 million, respectively. As of March 31, 2026, there are no unvested or outstanding RSUs.

A summary of the Company's performance stock unit (PSU) activity and related information is summarized as follows:

	NUMBER OF SHARES OPTIONS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Unvested at December 31, 2025	—	$—
Granted	300,000	4.95
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2026	300,000	$4.95

Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2026 and 2025 was classified in the condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Research and development	$604	$(126)
General and administrative	848	440
Total stock-based compensation expense	$1,452	$314

As of March 31, 2026, total unrecognized compensation cost related to the unvested stock-based awards was $21.3 million, including $0.6 million related to PSUs, which is expected to be recognized over a weighted average period of 3.09 years.

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

13. Technology License Agreement

On January 20, 2018 the Company entered into an exclusive option agreement (Option Agreement) with MGB. Pursuant to the Option Agreement, the Company has obtained the exclusive right from MGB to negotiate an exclusive license to make, develop and commercialize rQNestin, a genetically modified oncolytic herpes simplex virus for the treatment of certain types of cancers. Pursuant to the Option Agreement, the Company will support a clinical trial to be conducted at MGB pursuant to the terms of a clinical trial agreement to be negotiated and the Company has committed to remitting $0.8 million in support of such clinical trial over the course of approximately three years. Upon execution of the Option Agreement, the Company remitted a non-refundable fee of $40,000 to MGB to be applied toward the Company’s on-going obligations to reimburse patent expenses. During each of the three months ended March 31, 2026 and 2025, the Company did not expense any startup and patient fees for clinical trials performed by MGB.

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

14. Purchase Agreement

On February 19, 2026, the Company entered into a purchase and sale agreement (the RTW Purchase Agreement) with funds managed by RTW Investments, LP (RTW). Under the terms of the RTW Purchase Agreement, RTW has agreed to pay the Company $100 million (the RTW Purchase Price) upon the marketing approval of aglatimagene for the treatment of intermediate-risk and high-risk localized prostate cancer by the FDA in exchange for a tiered royalty on future net sales of aglatimagene in the United States. RTW will be entitled to a 4.67% royalty on the portion of annual net sales in the United States that is less than or equal to $1 billion, and a 1.33

% royalty on the portion of annual net sales in the United States, exceeding $1 billion. The 4.67% tier will increase to 6.67% if annual net sales do not achieve certain specified levels (the Ratchet), subject to a cure opportunity by the Company (provided that such Ratchet and cure opportunity may each subsequently occur more than once).

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

As of March 31, 2026, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

16. Net Income (Loss) Per Share

Net Income (Loss) Per Share

Basic net income (loss) and diluted net loss per share attributable to common stockholders was computed by dividing net loss by the weighted-average common shares outstanding for the period (in thousands, except share and per share data). Diluted net income per share attributable to common stockholders was computed by dividing net income by the weighted-average common shares outstanding and potentially dilutive shares for the period (in thousands, except share and per share data):

	THREE MONTHS ENDED MARCH 31,
Numerator:	2026	2025
Net income (loss)	$(8,861)	$7,379
Denominator:
Weighted-average shares of common stock outstanding, basic	62,361,897	50,482,278
Net income (loss) per share, basic	$(0.14)	$0.15
Add potentially dilutive shares:
Dilutive effect of outstanding stock options (as converted to common stock)	—	2,926,490
Dilutive effect of outstanding warrants for common stock	—	1,357,074
Weighted-average shares of common stock outstanding, diluted	62,361,897	54,765,842
Net income (loss) per share, diluted	$(0.14)	$0.13

The Company’s potentially dilutive securities have been excluded from the computation of dilutive net loss per share for the three months ended March 31, 2026, as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential shares of common stock from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.

AS OF MARCH 31,
2026
Outstanding warrants for common stock	7,762,350
Outstanding stock options (as converted to common stock)	8,443,145
Unvested performance stock units	300,000
16,505,495

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

In addition to the significant expense categories included within consolidated net income (loss) presented on the Company's condensed consolidated statements of operations and comprehensive income (loss), see below for disaggregated amounts that comprise research and development and general and administrative expenses:

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Operating expenses:
Research and development:
Clinical development	$4,834	$1,245
Employee-related	4,118	2,152
Facility and equipment costs	347	378
Pre-clinical research	26	117
Other research and development segment expenses	515	124
Total research and development	9,840	4,016
General and administrative:
Employee-related	2,366	1,716
Professional and consulting fees	2,049	1,803
Commercial readiness	1,338	131
Other general and administrative segment expenses (1)	691	464
Total general and administrative	6,444	4,114
Total operating expenses	16,284	8,130
Loss from operations	(16,284)	(8,130)
Grant income	22	—
Interest income	1,322	934
Interest expense	(1,564)	(306)
Change in fair value of warrant liabilities	7,643	14,881
Net income (loss)	$(8,861)	$7,379

(1) Other general and administrative segment expenses primarily consist of insurance, recruiting, occupancy, and information technology costs.

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

The immune cells induced by these viral immunotherapies are believed to target patients’ specific tumor antigens, potentially enhancing anti-tumor immune activity in immunologically “hot” tumors while at the same time infiltrating the tumor microenvironment, transforming non-inflamed “cold” tumors with limited immune response into “hot” tumors. While our product candidates are administered directly into the tumor, we have observed systemic immune responses in our preclinical studies and clinical trials that may indicate the potential of our product candidates to induce systemic immune response against distal, uninjected tumors, also known as an “abscopal” effect.

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

Our most advanced product candidate, aglatimagene besadenovec (referred to herein as aglatimagene and previously as CAN-2409), is an off-the-shelf engineered adenovirus product candidate, administered in conjunction with the prodrug valacyclovir, and has generated promising clinical activity across a range of solid tumor indications. Aglatimagene is being studied in the following ongoing clinical trials:

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
o
The primary goal of curative treatment for localized prostate cancer is complete tumor eradication, as outlined by National Comprehensive Cancer Network (NCCN) guidelines. However, up to 30% of intermediate- to high-risk patients experience recurrence despite radical therapy, and salvage treatments often carry significant side effects and limited efficacy. Recurrence at a microscopic level in prostate biopsies beyond two years post-treatment is strongly linked to subsequent biochemical failure, higher rates of metastasis, need for salvage anti-cancer therapies, and prostate cancer-specific mortality after prolonged follow up (>10 years) (Singh S et al. Prostate Cancer Prostatic Dis 2021;24:612-622). Studies also show that patients prioritize the perception of being cancer-free and are often willing to risk long-term complications to achieve this. Fear of recurrence remains prevalent, especially after biochemical failure (Hoffman RM et al. Cancer 2003;97:1653-62 ; Jayadevappa R et al. J Clin Oncol 2019;37:964-73; Nilsson R et al. Eur Urol Open Sci 2021;25:44-51). Therefore, this study aimed to assess whether adding aglatimagene plus valacyclovir to standard of care (SoC) radiotherapy could improve disease-free survival (DFS) in patients pursuing curative treatment, a primary endpoint established in the SPA with the FDA. We completed enrollment of this trial in September 2021.
▪
In December 2024, we announced positive topline data from our phase 3 clinical trial (DeWeese TL et al. Lancet Oncology (In press)). This randomized, double-blind, placebo-controlled, multicenter clinical trial enrolled 745 patients (intent to treat population (ITT)) to evaluate the effectiveness and safety of aglatimagene plus prodrug (valacyclovir) viral immunotherapy in combination with SoC external beam radiation therapy to improve DFS in patients with intermediate- to high-risk (single high-risk feature), localized prostate cancer. Patients were randomized 2:1 (496 in aglatimagene+prodrug and 249 in placebo + prodrug). Both arms received standard-of-care external beam radiation therapy (EBRT) +/- short course androgen deprivation therapy (ADT) (≤6 months) and were stratified by NCCN risk group and ADT use. Three intraprostatic injections of aglatimagene (5x10 11vp/2mL) or placebo were administered, each followed by 14 days of prodrug.
▪
The median follow-up time for the recruited population was 50.3 months. The primary outcome measure, DFS, included the evaluation of post-treatment biopsies, performed at two years from the end of radiation, for the microscopic presence of tumor recurrence. Local or systemic recurrence and death from any cause were also part of the primary endpoint.
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
▪
Aglatimagene was generally well tolerated. The most common aglatimagene-related adverse events were flu-like symptoms, fever and chills, which were generally mild to moderate in severity and self-limited. There was no increase in serious adverse events after aglatimagene administration vs. placebo.
▪
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
▪
In September 2025, we presented subgroup analysis of the phase 3 clinical trial during the Annual Meeting of the American Society for Radiation Oncology (ASTRO). The data demonstrated that the effect of aglatimagene on DFS was independent of the type of radiotherapy used (conventional EBRT vs. moderate hypofractionated EBRT). For moderate EBRT, the hazard ratio (HR) was 0.52 (95% CI: 0.30–0.93), and for conventional EBRT, the HR was 0.76 (95% CI: 0.53–1.07). For prostate cancer-specific DFS, HR in moderate hypofractionated EBRT recipients was 0.54 (95% CI: 0.28-1.03), and for conventional EBRT, the HR was 0.64 (0.43 -0.95). Subgroup analyses of prostate cancer-specific DFS demonstrated that aglatimagene outperformed standard of care across all categories, with HRs ranging from 0.49 in patients with intermediate-risk favorable prostate cancer to 0.69 in patients with high-risk disease.
▪
We expect to announce supportive data on prostate cancer-specific outcomes (prostate cancer-specific DFS, time to biochemical failure, time to metastasis, and time to salvage anti-cancer therapy) after extended follow-up during a plenary oral presentation at the American Urological Association (AUA) 2026 Annual Meeting (Garzotto MG et al.) in May 2026.
▪
In addition, in the third quarter of 2026, we expect to present novel immunological biomarker data in patients with localized prostate cancer.

▪
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
▪
In December 2024, we reported that this phase 2 clinical trial of aglatimagene monotherapy in 190 patients with low- to intermediate-risk localized prostate cancer undergoing active surveillance showed a trend toward improvement in time to radical treatment and the percentage of patients achieving negative (prostate cancer-free) biopsies at 1-year post-treatment. However, these differences did not reach statistical significance, which might be explained by 1) the fact that the study was not statistically powered for the primary endpoint (progression-free survival), 2) ~70% of patients had low-risk disease (which makes it more difficult to detect a treatment effect), 3) patients received only 2 administrations of aglatimagene rather than 3 as used in the phase 3 clinical trial described above, and 4) patients did not receive radiotherapy (preclinical models of prostate cancer have shown synergy between aglatimagene and radiotherapy in this specific indication). Aglatimagene was generally well tolerated. The most common aglatimagene-related adverse events were flu-like symptoms, fever and chills, which were generally mild to moderate in severity and self-limited.
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
o
In March 2025, phase 2a data showed that aglatimagene achieved a median overall survival of 24.5 months in ICI-inadequate responders (n=46) and 21.5 months in patients with progressive disease after ICI (n=41), exceeding the 9.8 and 11.8 months, respectively, reported after docetaxel treatment (Paz-Ares LG et al, J Clin Oncol 2024;42:2860-2872 ; Ahn MJ et al, J Clin Onc 2024;43:260-272). Additionally, 37% of patients with progressive disease were alive beyond 24 months; this long tail of survival was enriched in patients with non-squamous NSCLC (mOS 25.4 months, n=33). The treatment maintained a favorable safety and tolerability profile.
o
In March 2026, we announced updated data on OS including data on long-term survival and biomarker analysis from the phase 2a clinical trial:
▪
Among the 46 patients who received two administrations of aglatimagene (per-protocol population), 23 patients (50%) remained alive at 24 months. Additionally, 16 patients (35%) survived beyond 30 months, 12 patients (26%) survived beyond 36 months, 11 patients (24%) survived beyond 40 months, and 6 patients (13%) exceeded 50 months of survival.
▪
Histologic analysis of available baseline and tumor biopsies demonstrated that among evaluable patients surviving beyond 24 months and with PD-L1 status available, (17/20) 85% had baseline PD-L1 TPS below 50% (a population typically less responsive to ICI).
▪
mOS was 25.4 months among 46 evaluable patients who received two courses of aglatimagene (per-protocol population; cohorts 1 and 2). Among evaluable patients with progressive disease at baseline despite prior ICI therapy (cohort 2, n=41), mOS was 21.5 months, and 25.4 months in patients within cohort 2 with non-squamous histology (n=33).
▪
Molecular profiling of paired baseline and post-treatment tumor biopsies revealed that long-term survivors exhibited robust upregulation of genes associated with sustained immune activation and antigen presentation. In particular, enhanced interferon signaling and activation of myeloid and antigen-presenting cell programs were observed, including a significant increase in the expression of IFNγ, CSF1, CX3CL1, and IL1β (p = 0.010, 0.026, 0.013, and 0.034, respectively).
o
Based on these positive findings, we plan to initiate a pivotal phase 3 clinical trial of aglatimagene in patients with metastatic, non-squamous NSCLC progressing on ICI treatment in the second quarter of 2026. Following an end-of-phase 2 meeting, the FDA acknowledged that this trial could serve as a registrational study for potential approval of aglatimagene in NSCLC.
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

In October 2023, we published an article in Nature that reported extended overall survival associated with immune activation in patients with recurrent HGG treated with linoserpaturev. Notably, data reported an increased survival in the 66% of patients with positivity for anti-HSV1 antibodies (mOS of 14.2 months). Immune status was positively associated with survival both in patients with pre-existing HSV1 antibodies (pre-treatment) and in 33% of patients who, while negative at baseline, developed anti-HSV1 antibodies after a single injection of linoserpaturev. Evidence of anti-tumor activity was observed in both injected and uninjected lesions in patients with multifocal disease. Meaningful antitumor responses were observed in both arm A and arm B of this study. Analysis of post-treatment samples demonstrated evidence of persistent HSV antigen expression and replication in both injected and uninjected tumor tissue associated with CD8+ T cell infiltration. The extent of immune activation, measured by gene profiling and quantification of immune cells in post-treatment specimens, was associated with the presence of anti-HSV1 antibodies and survival. Survival was also associated with the diversity of the T cell repertoire in circulating T cells, suggesting that patients who were able to mount a diverse immune response against the virus and tumor antigens released during the oncolytic process after linoserpaturev administration, had improved survival.

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

We are conducting an extension of the clinical trial (arm C), in which patients with recurrent glioblastoma receive a repeat dosing regimen of linoserpaturev (up to six injections over four months). Clinical data from arm C will help evaluate whether multiple injections could further improve survival. This clinical trial extension is supported by the Break Through Cancer foundation. In October 2024, at the 16th Annual International Oncolytic Virotherapy Conference (IOVC), we presented initial clinical and biomarker data from Arm C of the linoserpaturev trial. The principal investigator reported improved survival compared to historical controls in patients who received multiple injections of linoserpaturev. Post-treatment longitudinal biopsies showed a near absence of tumor cells with dense lymphocyte infiltration, particularly in patients with post-treatment MRI enhancement, consistent with radiologic pseudo-progression. These findings were reported in a Science Translational Medicine manuscript published in October 2025, which followed two patients from Arm C through 97 serial tumor biopsies. Serial brain biopsy samples showed extensive immune-mediated remodeling of the tumor microenvironment after linoserpaturev administration, characterized by dense lymphocyte infiltration and extensive tumor cell death. One patient achieved a complete pathological response, with clearance of tumor cells from post-treatment biopsies. In contrast, MRI scans for both patients showed apparent tumor enlargement (pseudo-progression), underscoring that conventional imaging criteria may underestimate linoserpaturev’s anti-tumor activity. These results illustrate the limitations of conventional imaging in evaluating the response to viral immunotherapy in glioblastoma and highlight the importance of overall survival data, supported by histology, in this indication.

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

We have recently completed enrollment in arm C and expect to present mature mOS data and an update on long-term survivors in the fourth quarter of 2026.

In January 2026, we received clearance from the FDA for an IND that will support enabling work for a potential future randomized controlled phase 2 dose regimen finding study of linoserpaturev in recurrent glioblastoma.

We have also designed additional novel viral immunotherapy candidates using our proprietary enLIGHTEN™ Discovery Platform, a systematic, iterative HSV-based discovery platform leveraging human biology, and advanced analytics to create new viral immunotherapy candidates for solid tumors.

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

On December 16, 2024, we issued and sold 12,000,001 shares of common stock at a price to the public of $6.00 per share and pre-funded warrants to purchase up to an aggregate of 3,333,333 shares of common stock at a price to the public of $5.99 per pre-funded warrant to purchase one share of the common stock for aggregate gross proceeds of approximately $92.0 million (the 2024 Follow-On Offering). We received approximately $85.9 million in net proceeds from the 2024 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. All pre-funded warrants were exercised in 2025.

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

On August 14, 2025, we filed a shelf registration statement on Form S-3 (the 2025 Shelf) with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the 2025 Shelf (the 2025 ATM Program). The 2025 Shelf was declared effective by the SEC on August 22, 2025. As of March 31, 2026 and through May 7, 2026, we have not sold any shares of common stock under the 2025 ATM Program.

On February 23, 2026, we issued and sold 18,348,624 shares of common stock at a price to the public of $5.45 per share for aggregate gross proceeds of approximately $100 million (the 2026 Follow-On Offering). We received approximately $93.5 million in net proceeds from the 2026 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses.

Our cash and cash equivalents were $194.8 million as of March 31, 2026. We believe our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2028.

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

Interest Expense

Interest expense primarily consists of interest expense on our debt under our Loan and Security Agreement with Trinity and our previous Loan Agreement with SVB.

Change in Fair Value of Warrant Liabilities

In connection with the November 13, 2018 issuance of Series B preferred stock, we issued warrants to the purchasers of the Series B preferred stock, to purchase up to 7,344,968 shares of our common stock with an exercise price of $6.81 per share. On October 14, 2025, the Company entered into an amendment (the Warrant Amendment) with holders, including affiliates of Paul Manning and Chris Martell, who are directors of the Company, of the Series B Warrants and the Conditional Series B Warrants. Pursuant to the Warrant Amendment, the holders agreed (i) to extend the expiration date of the Series B Warrants and the Conditional Series B Warrants from November 2025 to September 2027; (ii) to irrevocably release the Company and its directors, officers and affiliates (collectively, the Releasees) from any and all claims that the holders may have against the Releasees related to any alleged breach of or wrongful act under that certain Series B Preferred Stock Purchase Agreement dated November 13, 2018 by and between the Company and PBM ADV Holdings, LLC (the Purchase Agreement) and the issuance of shares of the Company’s Series B preferred stock or existing warrants under the Purchase Agreement; (iii) to not, during the six months following the Warrant Amendment, (x) transfer or dispose of any shares of Common Stock or any securities convertible into or exercisable or exchangeable for Common Stock, or (y) enter into any swap or other arrangement that transfers to another any of the economic consequences of ownership of such securities, subject to certain exceptions set forth in the Warrant Amendment; and (iv) that, if requested by the underwriters in any equity financing transaction undertaken by the Company prior to September 30, 2027, to execute a standard lock-up agreement in connection with such equity financing.

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

Management has considered our history of cumulative net losses incurred since inception, as well as our lack of product revenue since inception, and has determined that it is more likely than not that we will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at March 31, 2026 and December 31, 2025.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025	CHANGE
Operating expenses:
Research and development	$9,840	$4,016	$5,824
General and administrative	6,444	4,114	2,330
Total operating expenses	16,284	8,130	8,154
Loss from operations	(16,284)	(8,130)	(8,154)
Grant income	22	—	22
Interest income	1,322	934	388
Interest expense	(1,564)	(306)	(1,258)
Change in fair value of warrant liabilities	7,643	14,881	(7,238)
Net income (loss)	$(8,861)	$7,379	$(16,240)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	THREE MONTHS ENDED MARCH 31,		INCREASE
	2026	2025	(DECREASE)
Clinical development	$4,834	$1,245	$3,589
Employee-related	4,118	2,152	1,966
Occupancy	201	137	64
Depreciation of fixed assets	146	241	(95)
Recruiting	120	—	120
Pre-clinical research	26	117	(91)
Other	395	124	271
	$9,840	$4,016	$5,824

Research and development expenses increased $5.8 million from $4.0 million for the three months ended March 31, 2025 to $9.8 million for the three months ended March 31, 2026. The increase was primarily attributable to a $3.6 million increase in clinical development costs driven by increased clinical trial, manufacturing and regulatory costs for aglatimagene programs, and a $2.0 million increase in employee-related expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	THREE MONTHS ENDED MARCH 31,		INCREASE
	2026	2025	(DECREASE)
Employee-related	$2,366	$1,716	$650
Professional and consulting fees	2,049	1,803	246
Commercial readiness	1,338	131	1,207
Insurance	223	265	(42)
Recruiting	198	—	198
Information technology costs	73	29	44
Occupancy	51	54	(3)
Other	146	116	30
	$6,444	$4,114	$2,330

General and administrative expenses increased $2.3 million from $4.1 million for the three months ended March 31, 2025 to $6.4 million for the three months ended March 31, 2026. The increase was primarily attributable to a $1.2 million increase in commercial readiness costs and a $0.7 million increase in employee-related expenses.

Interest Income

Interest income was $1.3 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively, and primarily represents earnings on our cash equivalents. The increase in interest income is the result of interest being generated on a higher cash equivalents balance for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Interest Expense

Interest expense was $1.6 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively, and represents interest expense on our outstanding debt obligations. The increase in interest expense is the result of higher outstanding balance on the term loan payable under the Trinity LSA.

Change in Fair Value of Warrant Liabilities

The change in fair value of our warrant liabilities was a decrease of $7.6 million for the three months ended March 31, 2026, compared to a decrease of $14.9 million for the three months ended March 31, 2025. The change in fair value of the warrant liabilities is primarily driven by changes in the underlying value of our stock price, the remaining contractual term and lower volatility.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials for our product candidates, developing our manufacturing capabilities which may include the cost of establishing a relationship with contract manufacturers to support commercial launch of our product candidate aglatimagene and costs associated with equipping our laboratory and manufacturing facility to support clinical trials and commercialization and providing general and administrative support for our operations, including the cost associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. As of March 31, 2026, we had cash and cash equivalents of $194.8 million. Based on current plans and assumptions, we expect that our existing cash and cash equivalents will be sufficient to fund our current operating plan into the first quarter of 2028. We will require additional capital to commercialize aglatimagene in early localized prostate cancer, to advance the phase 3 trial for aglatimagene in NSCLC, and to advance the development of linoserpaturev beyond the current trials.

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from government grants and proceeds from the sale of convertible notes, common stock, and our convertible preferred stock. As of March 31, 2026, we have raised approximately $385.9 million of gross proceeds from such transactions, including $15.9 million of government grants, $66.1 million from the sale of convertible preferred stock, $301.6 million from the sale of our common stock and accompanying pre-funded warrants, and $2.3 million from stock option exercises. Our cash and cash equivalents totaled $194.8 million as of March 31, 2026. We had $47.5 million of debt as of March 31, 2026.

On February 24, 2022, we entered into a Loan Agreement with SVB pursuant to which SVB agreed to provide term loans to us in an aggregate principal amount of $20.0 million. We borrowed $20.0 million upon entering into the SVB Loan Agreement. The term loan was secured by substantially all of our properties, rights and assets, except for our intellectual property, which was subject to a negative pledge under the SVB Loan Agreement.

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

In connection with the 2024 Follow-On Offering, we issued and sold 12,000,001 shares of common stock at a price to the public of $6.00 per share and pre-funded warrants to purchase up to an aggregate of 3,333,333 shares of common stock at a price to the public of $5.99 per pre-funded warrant to purchase one share of the common stock for aggregate gross proceeds of approximately $92.0 million. We received approximately $85.9 million in net proceeds from the 2024 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. All pre-funded warrants were exercised in 2025.

In connection with the Registered Direct Offering, we issued and sold 3,221,395 shares of common stock at a price per share of $4.67 to the purchasers for aggregate gross proceeds of approximately $15.0 million, before deducting offering expenses payable by us. We received approximately $14.3 million in net proceeds from the Registered Direct Offering after deducting offering expenses.

On August 14, 2025, we filed the 2025 Shelf with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the 2025 Shelf. The 2025 Shelf was declared effective by the SEC on August 22, 2025. As of March 31, 2026 and through May 7, 2026, we have not sold any shares of common stock under the 2025 ATM Program. As market conditions permit, we may offer and sell securities under the 2025 Shelf, including through the 2025 ATM Program, in order to fund our operations or provide additional liquidity.

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

In connection with the 2026 Follow-On Offering, we issued and sold 18,348,624 shares of common stock at a price to the public of $5.45 per share for aggregate gross proceeds of approximately $100 million. We received approximately $93.5 million in net proceeds from the 2026 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses.

As of March 31, 2026, we had an accumulated deficit of $239.2 million and have not generated any product sales. We do not know when, or if, we will generate revenue from product sales. We will not generate significant revenue from product sales unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical and contract manufacturing costs, legal and other regulatory expenses, and general overhead costs. We expect that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to risks in the development of our products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Net cash used in operating activities	$(18,037)	$(8,616)
Net cash used in investing activities	(675)	(3)
Net cash provided by (used) in financing activities	93,815	(1,870)
Net increase (decrease) in cash, cash equivalents and restricted cash	$75,103	$(10,489)

Cash Flows for the three months ended March 31, 2026 and 2025

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $18.0 million, consisting primarily of net loss of $8.9 million and non-cash charges of $5.6 million, primarily related to the $7.6 million change in the fair value of our warrant liabilities and partially offset by non-cash stock compensation. Net cash used in operating activities was also impacted by $3.6 million in changes in operating assets and liabilities, primarily driven by a decrease of $3.9 million in accrued expenses and an increase of $1.3 million in prepaid expenses, partially offset by an increase of $1.7 million in accounts payable.

Net cash used in operating activities for the three months ended March 31, 2025 was $8.6 million, primarily consisting of a net income of $7.4 million and non-cash charges of $14.2 million, primarily related to the $14.9 million change in the fair value of our warrant liability and partially offset by non-cash stock compensation. Net cash used in operating activities was also impacted by $1.8 million in changes in operating assets and liabilities, primarily driven by a decrease of $2.4 million in accrued expenses and partially offset by an increase of $0.5 million in accounts payable.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was $0.7 million and consisted of the purchase of fixed assets.

Net cash used in investing activities for the three months ended March 31, 2025 was $3,000 and consisted of the purchase of fixed assets.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $93.8 million and consisted primarily of $93.8 million of net proceeds from the issuance of common stock in the 2026 Follow-On Offering.

Net cash used in financing activities for the three months ended March 31, 2025 was $1.9 million and consisted of $2.5 million of principal payments on our term loan with SVB, partially offset by $0.2 million of proceeds from option exercises and $0.4 million of net proceeds from the issuance of common stock under our 2022 ATM Program.

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

We believe that our existing cash and cash equivalents as of March 31, 2026, will enable us to fund our operating expenses and capital expense requirements into the first quarter of 2028. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Obligations and Commitments

Our primary contractual obligations are our facility lease, the Loan Agreement with Trinity, and the Periphagen Note. The table below summarizes the contractual obligations that will become due as of March 31, 2026 (in thousands):

	PAYMENTS DUE BY PERIOD
	(in thousands)
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS
Operating lease obligation (1)	$2,129	$614	$1,249	$266
Loan Agreement with Trinity (2)	69,954	4,875	19,226	45,853
Periphagen Note (3)	1,352	—	1,352	—
Total	$73,435	$5,489	$21,827	$46,119

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

During the three months ended March 31, 2026, there were no material changes to our critical accounting estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2025. For a full discussion of these estimates, see “Critical Accounting Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated under the laws of the State of Delaware in June 2003. Since inception, we have focused substantially all of our efforts and financial resources on raising capital and developing our initial product candidates. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors in private equity financings and from the proceeds of the sale of our common stock and accompanying pre-funded warrants. From our inception through March 31, 2026, we raised an aggregate of $367.7 million of gross proceeds from such transactions. In addition, in February 2022, we borrowed $20.0 million under the four-year loan and security agreement (the SVB Loan Agreement) with Silicon Valley Bank (SVB). On October 14, 2025, we entered into a Loan and Security Agreement, as amended by that certain First Amendment to Loan and Security Agreement dated as of March 10, 2026 (the Trinity LSA), with the lenders party thereto and Trinity Capital Inc. (Trinity), as administrative agent and collateral agent and in October 2025 we borrowed $50.0 million under the Trinity LSA pursuant to the First Tranche at closing. We used a portion of the proceeds from the First Tranche of the Trinity LSA to repay the SVB Loan Agreement in full on October 14, 2025. As of March 31, 2026, our cash and cash equivalents were $194.8 million. We had an accumulated deficit of $239.2 million as of March 31, 2026. For the three months ended March 31, 2026 and 2025, we reported net loss of $8.9 million and net income of $7.4 million, respectively. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to do so in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

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

Our outstanding debt under the Trinity LSA may bear interest at variable interest rates. To meet our liquidity needs, we have relied in part on borrowed funds with variable interest rates and may continue to do so in the future. Continued increase in interest rates may increase the cost of new indebtedness and the servicing of our outstanding indebtedness, and could materially and adversely affect our results of operations, financial condition, liquidity and cash flows.

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

The FDA’s agreement to a Special Protocol Assessment with respect to the study design of our pivotal phase 3 clinical trial of aglatimagene in newly diagnosed localized prostate cancer in intermediate- and high-risk patients does not guarantee any particular outcome from regulatory review, including ultimate approval, and may not lead to a successful review or approval process.

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

Although the FDA may agree to an SPA, an SPA agreement does not guarantee approval of a product. Even if the FDA agrees to the design, execution, and analysis proposed in protocols reviewed under the SPA process, the FDA may revoke or alter its agreement in certain circumstances. In particular, an SPA agreement is not binding on the FDA if public health concerns emerge that were unrecognized at the time of the SPA agreement, other new scientific concerns regarding product safety or efficacy arise, the sponsor company fails to comply with the agreed upon trial protocols, or the relevant data, assumptions or information provided by the sponsor in a request for the SPA change or are found to be false or omit relevant facts. While we have obtained an SPA agreement for our phase 3 clinical trial, we subsequently made minor changes to the protocol to include the use of moderate hypofractionated radiotherapy. This change in the protocol was not considered an amendment to the SPA by the FDA.

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

We have received Orphan Drug Designation from the FDA and the EMA for aglatimagene for the treatment of pancreatic cancer and for linoserpaturev for the treatment of recurrent HGG. Even if aglatimagene or linoserpaturev were to obtain orphan drug exclusivity for this use upon marketing approval by the FDA, the benefit of that exclusivity may be revoked if the approval is in an indication that is broader than the orphan-designated indication, or exclusivity could be revoked under certain circumstances, for example if the FDA later determines that the request for designation was materially defective or if the sponsor is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, orphan drug exclusivity may not effectively protect the product from competition during the exclusivity period because different drugs with different active moieties can be approved for the same approved use or indication, and the same product can be approved for different uses. Also, the FDA may grant approval to the same drug for the same orphan indication if the second applicant can establish in its application that its product is safer, more effective or otherwise clinically superior to the previously approved product, or if the application holder of the previously approved product consents.

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
•
manufacturing delays and supply disruptions due to global events, or where regulatory inspections identify observations of noncompliance requiring remediation;
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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Among policy-makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. For more information on healthcare laws and regulations that may impact our company, see Part I, Item 1 “Business – Health Reform” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors, and others in the medical community. Commercial success also will depend, in large part, on the coverage and reimbursement of our product candidates by third-party payors, including private insurance providers and government payors. For more information on healthcare laws and regulations that may impact our company, see the section titled Part I, Item 1, “Business — Coverage and Reimbursement” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Although we do not currently have any drugs on the market, if we begin commercializing our current or future product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any current or future product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our current or future product candidates for which we obtain marketing approval. For more information on healthcare laws and regulations that may impact our company, see the section titled Part I, Item 1, “Business — Other Healthcare Laws and Compliance Requirements” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

In addition, in the United States, federal and state governments are increasingly passing stringent privacy laws. At the federal level, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission (FTC) Act, 15 U.S.C. § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Regulators and legislators in the United States are also increasingly scrutinizing and restricting certain personal information transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025 rule on “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”, prohibits data brokerage transactions involving certain sensitive personal information categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

In addition, numerous state laws govern privacy and security of personal information. For example, in California, the California Consumer Privacy Act (CCPA), as amended by the California Privacy Rights Act (CPRA) on January 1, 2023, established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, established new individual privacy rights for California consumers (as defined in the law) and placed increased privacy and security obligations on entities handling personal data of consumers or households, including by creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While clinical trial data and information governed by HIPAA are currently exempt from the CCPA, other personal information we process may be subject to the law and possible changes to the CCPA may broaden its scope. Additionally, the amendments to the CCPA introduced by the CPRA have imposed additional obligations on companies covered by the legislation, including by expanding consumers’ rights with respect to certain sensitive personal information. In addition, CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA. The effects of the CCPA may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply with the legislation and decrease our potential exposure to regulatory enforcement and/or litigation.

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

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain such systems to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. If we enable or use solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of certain artificial intelligence technology can give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property and intellectual property infringement, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of artificial intelligence tools.

Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act (AI Act) entered into force on August 1, 2024, with most provisions becoming effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines. Likewise, in the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. If we develop or use AI systems that are governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

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

We depend on our employees and consultants, CDMOs and CROs that we may use in the future, as well as regulatory agencies and other parties, for the continued operation of our business. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attacks, pandemics, wars hurricanes, fire, floods and ice and snowstorms, could result in significant disruptions to our research and development, preclinical studies, clinical trials, and, ultimately, commercialization of our products. Long-term disruptions in the infrastructure caused by events, such as natural disasters, geopolitical events (such as the recent U.S. and Israeli military action in Iran and effects thereof, the Russia-Ukraine conflict, the Israel-Hamas conflict, as well as the implementation of, or changes to or further expansions of, trade sanctions, export restrictions, tariffs, and embargoes), the escalation of hostilities and acts of terrorism or other “acts of God,” particularly involving cities in which we have offices, manufacturing or clinical trial sites, could adversely affect our businesses. The effects of disruptive events could affect the global economy and financial and commodities markets in ways that cannot necessarily be foreseen at the present time. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not respond or be adequate to compensate us for all losses that may occur. Any natural disaster or catastrophic event affecting us, our CDMOs or CROs, regulatory agencies or other parties with which we are engaged could have a significant negative impact on our operations and financial performance.

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

We are subject to many federal and state healthcare laws, such as the federal Anti-Kickback Statute, the federal civil and criminal False Claims Acts, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992 (VHCA), HIPAA, the FCPA, the ACA and similar state laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws, and regulations pertaining to fraud and abuse, reimbursement programs, government procurement, and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. In the European Union, the data privacy laws are generally stricter than those which apply in the United States and include specific requirements for the collection of personal data of European Union persons or the transfer of personal data outside of the European Union to the United States to ensure that European Union standards of data privacy will be applied to such data. For more information, see Part I, Item 1 “Business – Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by 5% stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of the 2026 Follow-On Offering, Registered Direct Offering, 2024 Follow-On Offering, our initial public offering (IPO), and other transactions that have occurred over the past three years, we may have experienced, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2025, we had U.S. federal and state net operating loss carryforwards of $141.1 million and $131.2 million, which begin to expire in 2027 and 2032, respectively, and which could be limited if we experience an “ownership change.” Under current federal tax law, federal net operating losses generated after December 31, 2017 will not be subject to expiration but will not be permitted to be carried back. In addition, under current U.S. federal tax law, the amount of net operating losses generated after December 31, 2017 that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. Additionally, as of December 31, 2025, we had a U.S. federal net operating loss carryforward of $132.3 million which do not expire but is limited to an annual deduction equal to 80% of annual taxable income.

If third-party payors fail to provide adequate coverage, reimbursement and payment rates for our product candidates, or if health maintenance organizations or long-term care facilities choose to use therapies that are less expensive or considered a better value, our revenue and prospects for profitability will be limited.

In both domestic and foreign markets, sales of our products will depend in part upon the availability of coverage and reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers, and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new therapeutic products when more established or lower cost therapeutic alternatives are already available or subsequently become available, even if our products are alone in a class. If reimbursement is not available, or is available only to limited levels, our product candidates may be competitively disadvantaged, and we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain a market share sufficient to realize a sufficient return on our or their investments. Alternatively, securing favorable reimbursement terms may require us to compromise pricing and prevent us from realizing an adequate margin over cost. For more information, see Part I, Item 1 “Business –- Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

There are also current geopolitical tensions with China that may affect our operations. For example, there have been Congressional legislative efforts (such as the BIOSECURE Act, enacted on December 18, 2025) which would, among other things, prohibit U.S. federal funding in connection with biotechnology equipment or services produced or provided by “biotechnology companies of concern” and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities. Any additional executive action, legislative action or potential sanctions with China could materially impact one of our current partners, WuXi, and our agreement with them as it relates to our stability testing, or any agreement with other Chinese biotechnology companies. We continue to assess new legislation as it develops to determine the effect, if any, on our contractual relationships.

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

We cannot predict whether the patent applications that we own or in-license will issue as patents, whether the claims of any patent that has or may issue will provide us with a competitive advantage or prevent competitors from designing around the claims to develop competing technologies in a non-infringing manner, or whether we or our licensors will be able to successfully pursue patent applications in the future relating to our current product candidates or future products and product candidates. Moreover, the patent application and approval process is expensive and time-consuming. We or our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Furthermore, we, or any future partners, collaborators, or licensees, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to seek additional patent protection.

Even if the patent applications we own or in-license issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patent rights by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may also seek approval to market their own products similar to or otherwise competitive with our product candidates. Alternatively, our competitors may seek to market generic versions of any approved products by submitting abbreviated BLAs to the FDA during which process they may claim that patents licensed by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our intellectual property rights, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find the patents we in-license invalid or unenforceable, or that our competitors are competing in a non-infringing manner. Thus, even if we own or have in-licensed valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

In addition to patent protection, we rely upon know-how and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third-parties, to protect our confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third-party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. For example, our research development strategy includes the establishment of cocultured cancer cells, immune cells and viruses. Our techniques for establishing these cocultures and testing our experimental agents in these assays are proprietary and confidential. If one or more third parties obtain or are otherwise able to replicate these techniques, an important feature and differentiator of our research development strategy will become available to potential competitors. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that may materially adversely affect your rights as a common stockholder. In August 2022, we filed a registration statement on Form S-3 (as amended, the 2022 Shelf) pursuant to which we could issue up to $75.0 million in shares of common stock in sales deemed to be “at-the-market offerings” (the 2022 ATM Program) as defined by the Securities Act of 1933, as amended (Securities Act), and up to $200.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. The 2022 Shelf expired on August 12, 2025. As of August 12, 2025, we had sold and issued 3,923,829 shares of common stock under the 2022 ATM Program, with total net proceeds of $20.9 million. In August 2025, we filed a registration statement on Form S-3 (the 2025 Shelf) pursuant to which we may issue up to $50.0 million in shares of common stock in sales deemed to be “at-the-market offerings” (the 2025 ATM Program) as defined by the Securities Act, and up to $300.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. As of May 7, 2026, we have not sold any shares of common stock under the 2025 ATM Program. Any sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause our stock price to decline.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of May 7, 2026, we had a total of 73,270,239 shares of common stock outstanding.

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

The existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 20.7% of our outstanding common stock with entities and persons affiliated with PBM Capital Group, LLC (PBM Capital) beneficially owning approximately 14.1% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Our amended and restated bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of, or a claim based on, a breach of fiduciary duty owed by any of our any current or former director, officer, or other employee to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws (including the interpretation, validity or enforceability thereof), or (iv) any action asserting a claim that is governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision does not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

The Delaware Forum Provision and the Federal Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, the forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court and other state courts have upheld the validity of federal forum selection provisions purporting to require claims under the Securities Act or the Exchange Act be brought in federal court, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States of America may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and certain officers during the three months ended March 31, 2026, each of which is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name	Action Taken	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Paul Peter Tak, M.D., Ph.D., FMedSci (Chief Executive Officer, President and Director)	Adoption (March 13, 2026)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	Earlier of (i) June 30, 2027 and (ii) the completed sale of the maximum aggregate number of securities under the plan	Up to 880,245 shares
Charles Schoch (Chief Financial Officer, Treasurer and Secretary)	Adoption (March 13, 2026)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	Earlier of (i) June 30, 2028 and (ii) the completed sale of the maximum aggregate number of securities under the plan	Up to 38,038 shares
Francesca Barone, M.D., Ph.D. (Chief Scientific Officer)	Adoption (March 16, 2026)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	Earlier of (i) June 30, 2028 and (ii) the completed sale of the maximum aggregate number of securities under the plan	Up to 93,789 shares
W. Garrett Nichols, M.D., M.S. (Chief Medical Officer)	Adoption (March 16, 2026)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	Earlier of (i) November 1, 2027 and (ii) the completed sale of the maximum aggregate number of securities under the plan	Up to 52,493 shares
Seshu Tyagarajan, Ph.D., RAC (Chief Technical and Development Director)	Adoption (March 16, 2026)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	Earlier of (i) March 31, 2028 and (ii) the completed sale of the maximum aggregate number of securities under the plan	Up to 128,564 shares

No other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended March 31, 2026.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Candel Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2021).

3.2	Amended and Restated Bylaws of Candel Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2021).
3.3	Amendment to Amended and Restated Bylaws of Candel Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 30, 2024).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333- 257444) filed with the SEC on July 16, 2021).
10.1*	First Amendment to Master Production Services Agreement by and between Candel Therapeutics and SAFC Carlsbad, Inc. dated April 9, 2026.
10.2**

Purchase Agreement by and between Candel Therapeutics, Inc. and RTW Investments, LP, dated as of February 19, 2026 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 12, 2026).

10.3

First Amendment to Loan and Security Agreement, by and among the Registrant, Trinity Capital Inc., and the other parties thereto, dated as of March 10, 2026 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 12, 2026).

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

Candel Therapeutics, Inc.

Date: May 14, 2026	By:	/s/ Paul Peter Tak
Paul Peter Tak
President and Chief Executive Officer
(Principal executive officer)

Date: May 14, 2026	By:	/s/ Charles Schoch
Charles Schoch
Chief Financial Officer (Principal financial officer and principal accounting officer)