Form 10-Q
period 2026-06-30
Candel Therapeutics, Inc.
filed 2026-08-13
CIK 1841387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, the registrant had 76,518,565 shares of common stock, $0.01 par value per share, outstanding.

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
•
our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and any companion diagnostics;
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

SUMMARY OF THE MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties, including those described more fully in Part II, Item 1A - Risk Factors in this Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
We are a biopharmaceutical company with a limited operating history and we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and may never achieve or maintain profitability.
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

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Candel Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	JUNE 30, 2026 (Unaudited)	DECEMBER 31, 2025
Assets
Current assets:
Cash and cash equivalents	$201,565	$119,731
Prepaid expenses and other current assets	2,593	1,658
Total current assets	204,158	121,389
Fixed assets, net	2,002	1,642
Lease right of use assets	1,475	1,661
Restricted cash	416	416
Other assets	98	87
Total assets	$208,149	$125,195
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,154	$1,129
Accrued expenses	6,981	7,334
Current portion of lease liability	461	445
Other current liabilities	89	89
Total current liabilities	12,685	8,997
Deferred revenue	45	89
Term loan	46,744	46,122
Other long-term debt	1,087	1,008
Lease liability, net of current portion	1,225	1,459
Warrant liabilities	20,233	15,598
Total liabilities	82,019	73,273
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued or outstanding at June 30, 2026 and December 31, 2025.	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at June 30, 2026 and December 31, 2025; 76,240,884 and 55,020,911 shares issued at June 30, 2026 and December 31, 2025, respectively; 76,118,276 and 54,898,303 shares outstanding at June 30, 2026 and December 31, 2025, respectively.	761	550
Treasury stock (at cost)	(448)	(448)
Additional paid-in capital	403,970	282,207
Accumulated deficit	(278,153)	(230,387)
Total stockholders’ equity	126,130	51,922
Total liabilities and stockholders’ equity	$208,149	$125,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$19,801	$6,991	$29,641	$11,007
General and administrative	6,945	4,186	13,389	8,300
Total operating expenses	26,746	11,177	43,030	19,307
Loss from operations	(26,746)	(11,177)	(43,030)	(19,307)
Other income (expense):
Grant income	22	—	44	—
Interest income	1,672	926	2,994	1,860
Interest expense	(1,575)	(236)	(3,139)	(542)
Change in fair value of warrant liabilities	(12,278)	5,691	(4,635)	20,572
Total other income (expense), net	(12,159)	6,381	(4,736)	21,890
Net income (loss) and comprehensive income (loss)	$(38,905)	$(4,796)	$(47,766)	$2,583
Net income (loss) per share, basic	$(0.52)	$(0.09)	$(0.70)	$0.05
Weighted-average common shares outstanding, basic	74,131,229	51,489,929	68,279,075	50,988,887
Net income (loss) per share, diluted	$(0.52)	$(0.09)	$(0.70)	$0.05
Weighted-average common shares outstanding, diluted	74,131,229	51,489,929	68,279,075	53,369,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel ThErapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2025	55,020,911	$550	(122,608)	$(448)	$282,207	$(230,387)	$51,922
Options exercised	32,455	—	—	—	59	—	59
Stock-based compensation	—	—	—	—	3,589	—	3,589
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	721	—	721
Issuance of common stock in public offering, net of issuance costs of $6.5 million	18,348,624	183	—	—	93,305	—	93,488
Sale of common stock through at-the-market offerings, net of issuance costs	2,838,894	28	—	—	24,089	—	24,117
Net loss	—	—	—	—	—	(47,766)	(47,766)
Balance, June 30, 2026	76,240,884	$761	(122,608)	$(448)	$403,970	$(278,153)	$126,130

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, March 31, 2026	73,380,472	$733	(122,608)	$(448)	$376,992	$(239,248)	$138,029
Options exercised	21,518	—	—	—	31	—	31
Stock-based compensation	—	—	—	—	2,010	—	2,010
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	848	—	848
Sale of common stock through at-the-market offerings, net of issuance costs	2,838,894	28	—	—	24,089	—	24,117
Net loss	—	—	—	—	—	(38,905)	(38,905)
Balance, June 30, 2026	76,240,884	$761	(122,608)	$(448)	$403,970	$(278,153)	$126,130

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2024	46,933,088	$469	(122,608)	$(448)	$258,511	$(192,205)	$66,327
Options exercised	211,141	2	—	—	490	—	492
Stock-based compensation	—	—	—	—	1,947	—	1,947
Restricted stock unit vesting	330,779	3	—	—	(3)	—	—
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(583)	—	(583)
Sale of common stock through at-the-market offerings, net of issuance costs	987,772	10	—	—	5,028	—	5,038
Exercise of pre-funded warrants	3,328,064	33	—	—	(33)	—	—
Issuance costs related to common stock and accompanying pre-funded warrants in public offering	—	—	—	—	75	—	75
Issuance of common stock in registered direct offering, net of issuance costs of $0.7 million	3,221,395	32	—	—	14,299	—	14,331
Net income	—	—	—	—	—	2,583	2,583
Balance, June 30, 2025	55,012,239	$549	(122,608)	$(448)	$279,731	$(189,622)	$90,210

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, March 31, 2025	49,369,749	$493	(122,608)	$(448)	$259,456	$(184,826)	$74,675
Options exercised	92,785	1	—	—	244	—	245
Stock-based compensation	—	—	—	—	1,149	—	1,149
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(99)	—	(99)
Sale of common stock through at-the-market offerings, net of issuance costs	947,438	9	—	—	4,646	—	4,655
Exercise of pre-funded warrants	1,380,872	14	—	—	(14)	—	—
Issuance costs related to common stock and accompanying pre-funded warrants in public offering	—	—	—	—	50	—	50
Issuance of common stock in registered direct offering, net of issuance costs of $0.7 million	3,221,395	32	—	—	14,299	—	14,331
Net loss	—	—	—	—	—	(4,796)	(4,796)
Balance, June 30, 2025	55,012,239	$549	(122,608)	$(448)	$279,731	$(189,622)	$90,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$(47,766)	$2,583
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	320	487
Impairment of fixed assets	—	82
Loss on the disposal of fixed assets	—	11
Non-cash stock compensation expense	4,310	1,364
Non-cash lease expense	186	151
Non-cash interest expense	79	69
Change in fair value of warrant liabilities	4,635	(20,572)
Accretion of debt discount	622	76
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,068)	(1,771)
Other assets	(11)	18
Accounts payable	4,082	1,513
Accrued expenses	(346)	(1,243)
Deferred income	(44)	—
Lease liability	(218)	(275)
Net cash used in operating activities	(35,219)	(17,507)
Cash Flows from Investing Activities:
Purchase of fixed assets	(744)	(34)
Net cash used in investing activities	(744)	(34)
Cash Flows from Financing Activities:
Proceeds from option exercises	59	492
Proceeds from issuance of common stock in public offering, net of issuance costs	93,488	—
Proceeds from issuance of common stock in registered direct offering	—	15,044
Proceeds from sale of common stock through at-the-market offerings, net of issuance costs	24,250	5,038
Principal payments on term loan	—	(5,000)
Net cash provided by financing activities	117,797	15,574
Net increase (decrease) in cash, cash equivalents and restricted cash	81,834	(1,967)
Cash, cash equivalents and restricted cash at beginning of period	120,147	102,920
Cash, cash equivalents and restricted cash at end of period	$201,981	$100,953
Supplemental cash flow information:
Cash paid for interest	$2,441	$444
Supplemental disclosures of non-cash information:
Issuance costs in accounts payable and accrued expenses	$—	$638
Capital expenditures in accounts payable and accrued expenses	$68	$13

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Candel Therapeutics, Inc., formerly known as Advantagene, Inc. (the Company), is a clinical stage biopharmaceutical company that was incorporated in Delaware in June 2003. On November 30, 2020, the Company changed its name to Candel Therapeutics, Inc. The Company is focused on developing off-the-shelf viral immunotherapies that elicit an individualized, systemic anti-tumor immune response to help patients fight cancer. The Company’s engineered viruses are designed to induce immunogenic cell death through direct viral-mediated cytotoxicity in cancer cells, thus releasing tumor neo-antigens and creating a pro-inflammatory microenvironment at the site of injection. This is intended to lead to in-situ immunization against the injected tumor and uninjected distant metastases. The Company has established two off-the-shelf viral immunotherapy platforms and its two product candidates, aglatimagene and linoserpaturev, are in clinical trials for a variety of solid tumor types.

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

Since inception, the Company has funded its operations primarily with proceeds from the sale of its convertible notes and capital stock and from debt borrowings. The Company had net loss of $47.8 million and net income of $2.6 million for the six months ended June 30, 2026 and 2025, respectively. In addition, as of June 30, 2026, the Company had an accumulated deficit of $278.2 million. The Company expects to continue to generate operating losses and negative cash flows from operations for the foreseeable future.

On August 14, 2025, the Company filed a shelf registration statement on Form S-3 (the 2025 Shelf) with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the 2025 Shelf (the 2025 ATM Program). The 2025 Shelf was declared effective by the SEC on August 22, 2025. As of June 30, 2026, the Company has sold and issued 2,838,894 shares of common stock under the 2025 ATM Program, for total net proceeds of $24.2 million. Subsequent to June 30, 2026 and through August 11, 2026, the Company has sold and issued 617,345 additional shares of common stock under the 2025 ATM Program, for total net proceeds of $6.3 million.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2026 and 2025, the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K on file with the SEC.

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

Restricted Cash

The Company had $0.4 million of restricted cash as of both June 30, 2026 and December 31, 2025, which represents cash held as a security deposit under the terms of the Company’s Needham, Massachusetts facility lease and as security for the Company credit card program.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	FAIR VALUE MEASUREMENTS AS OF JUNE 30, 2026 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liabilities	—	—	20,233	20,233
Total	$—	$—	$20,233	$20,233

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2025 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liabilities	—	—	15,598	15,598
Total	$—	$—	$15,598	$15,598

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liabilities, for which fair value is determined by Level 3 inputs (in thousands):

WARRANT LIABILITIES
Balance at December 31, 2025	$15,598
Change in fair value	4,635
Balance at June 30, 2026	$20,233

The carrying value of cash equivalents (considered as Level 1 measurements) approximates the fair value due to the short-term nature of these assets.

4. Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	JUNE 30, 2026	DECEMBER 31, 2025
Laboratory equipment	$2,159	$1,506
Manufacturing equipment	298	300
Furniture and fixtures	181	159
Networking and computer equipment	228	227
Leasehold improvements	3,008	3,008
Total fixed assets	$5,874	$5,200
Less: accumulated depreciation	(3,872)	(3,558)
Fixed assets, net	$2,002	$1,642

Depreciation expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2026, respectively. Depreciation expense was $0.2 million and $0.5 million for the three and six months ended June 30, 2025, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	JUNE 30, 2026	DECEMBER 31, 2025
Third-party research and development expenses	$2,810	$2,681
Payroll and employee related expenses	2,665	3,384
Professional fees	1,040	805
Other	466	464
	$6,981	$7,334

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

The Company incurred $0.1 million of debt issuance costs and a $0.9 million final payment fee, which were recorded as debt discount and amortized over the term of the SVB Loan Agreement. The Company used a portion of the proceeds from the First Tranche of the Trinity LSA to repay the SVB Loan Agreement on October 14, 2025 (see below).

During both the three and six months ended June 30, 2026, the Company did not record any interest expense relating to the SVB Loan Agreement. During the three and six months ended June 30, 2025, the Company recorded interest expense relating to the SVB Loan Agreement of $0.2 million and $0.5 million, respectively.

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

During the three and six months ended June 30, 2026, the Company recorded interest expense relating to the Trinity LSA of $1.5 million and $3.1 million, respectively. The weighted average effective interest rate as of June 30, 2026 was 13.91%.

The Company incurred $2.1 million of financing costs and a $2.1 million final payment fee, which were recorded as debt discount and are being amortized to interest expense over the term of the Trinity LSA. The scheduled principal payments and net carrying amount of the Trinity LSA are as follows (in thousands):

YEAR ENDING DECEMBER 31,
2026 (remaining six months)	$—
2027	—
2028	3,806
2029	24,175
2030	22,019
Total principal	50,000
Final payment fee	2,125
Less: debt discount	(6,258)
Accretion of debt discount	877
Net carrying amount	$46,744

The carrying value of the Company's term loan approximates fair value.

7. Other Long-Term Debt

Periphagen Note

On December 9, 2019, the Company entered into a series of asset purchase agreements with Periphagen, Inc. (Periphagen), a biopharmaceutical company focused on the development of gene therapy vectors. Under the terms of the asset purchase agreements, the Company assumed a $1.0 million promissory note (the Periphagen Note) bearing a contractual interest rate of 2% compounded annually, with the outstanding balance and accrued interest due upon maturity in November 2027, with no interim installments due. The estimated market rate for the Company for an unsecured loan with a maturity in November 2027 was determined to be 15.83% as of December 9, 2019. Although the Company does not have a public credit rating, management estimates a CCC credit rating based on the Company’s financial position and stage of development. Using the commensurate rate for a CCC rated company and based on the amount due at maturity, the present value of the future cash outflow was determined to be $0.4 million at the transaction date. As of June 30, 2026, the carrying value of the note is $1.1 million. The carrying value of the note approximates fair value. Upon maturity, the Company will pay Periphagen $1.4 million for the outstanding balance and accrued interest due.

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

For the three and six months ended June 30, 2026, the Company recorded $0.1 million and $0.3 million of operating lease cost, respectively, and for each of the three and six months ended June 30, 2026, the Company recorded $0.1 million of variable lease cost. The total lease expense for each of the three and six months ended June 30, 2026 was $0.2 million and $0.4 million, respectively.

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

Cash paid for amounts included in the lease liability for each of the three and six months ended June 30, 2026 and 2025 was $0.2 million and $0.3 million, respectively.

	SIX MONTHS ENDED JUNE 30,
Other Information	2026	2025
Operating cash flows used for operating leases (in thousands)	$312	$304
Weighted-average remaining lease term (years)	3.2	1.2
Weighted-average incremental borrowing rate	7.66%	7.02%

The future lease payments under non-cancelable leases at June 30, 2026, are as follows (in thousands):

2026	$306
2027	613
2028	628
2029	426
Total future lease payments	1,973
Less: imputed interest	(287)
Total lease liability	$1,686

9. Common Stock

Common Stock

Common shares are voting and dividends may be paid when, as and if declared by the board of directors.

Common Stock Reserved

The Company has reserved the following shares of common stock for future issuance as of:

	JUNE 30, 2026	DECEMBER 31, 2025

Stock options outstanding	8,790,473	6,246,920
Unvested performance stock units	295,482	—
Shares available for future grant under stock option plans	2,224,688	2,900,246
Warrants	7,762,350	7,762,350
	19,072,993	16,909,516

Equity Offerings

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

Shelf Registration and At-the-Market Offerings

On August 5, 2022, the Company filed the 2022 Shelf with the SEC, which covered the offering, issuance, and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the 2022 Shelf. The 2022 Shelf was declared effective by the SEC on August 12, 2022 and expired on August 12, 2025. As of August 12, 2025, the Company had sold and issued 3,923,829 shares of common stock under the 2022 ATM Program, for total net proceeds of $20.9 million.

On August 14, 2025, the Company filed the 2025 Shelf with the SEC, which covers the offering, issuance, and sale by the Company of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the 2025 Shelf. The 2025 Shelf was declared effective by the SEC on August 22, 2025. As of June 30, 2026, the Company has sold and issued 2,838,894 shares of common stock under the 2025 ATM Program, for total net proceeds of $24.2 million. Subsequent to June 30, 2026 and through August 11, 2026, the Company has sold and issued 617,345 additional shares of common stock under the 2025 ATM Program, for total net proceeds of $6.3 million.

10. Warrants

The Company has the following warrants outstanding for the purchase of common stock as of June 30, 2026 and December 31, 2025:

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

The Company recorded the Series B Warrants as a component of stockholder’s equity at the time of issuance at their estimated fair value of $2.1 million and recorded the Conditional Series B Warrants as a liability on the condensed consolidated balance sheet as the number of shares used to calculate the settlement is not a fixed number of shares. The Conditional Series B Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss). The Company will continue to recognize changes in the fair value of the Conditional Series B Warrants until each Conditional Series B Warrant is exercised, expires or qualifies for equity classification. The warrant liability fair value was $17.3 million and $13.6 million as of June 30, 2026 and December 31, 2025, respectively.

NC Ohio Trust Warrants

On March 20, 2019, the Company established the NC Incorporated Ohio Trust, an irrevocable trust funded by the Company. The beneficiary in the trust agreement has provided past services to the Company for more than 15 years and is a non-employee. The warrant provides the beneficiary the right to purchase 162,740 shares of the Company’s common stock, $0.01 par value at an exercise price of $1.46 per share, subject to adjustments as specified in the warrant agreement. The Company recognizes the warrants as compensation expense within the condensed consolidated statements of operations and comprehensive income (loss) when the warrants are granted or at the service inception date if the service inception date precedes the grant date. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value previously used at the service inception date or subsequent reporting dates. As of June 30, 2026 and December 31, 2025, a grant date was not established as there was not a mutual understanding of key terms. The Company remeasures the fair value of the award at each reporting date, as the service date preceded the grant date. The value of the warrants for 162,740 shares of common stock was $1.6 million and $0.8 million as of June 30, 2026 and December 31, 2025, respectively. The value of the warrants at each reporting date is recorded as stock compensation expense within research and development expense and to stockholders’ equity in the consolidated financial statements.

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

The initial fair value of the Lender Warrants was recognized as debt discount to the term loan and a corresponding warrant liability. The Lender Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the consolidated statements of operations. The Company will continue to recognize changes in the fair value of the Lender Warrants until each Lender Warrant is exercised, expires or qualifies for equity classification. The warrant liability fair value was $2.9 million and $2.0 million as of June 30, 2026 and December 31, 2025, respectively.

During the six months ended June 30, 2026, no Lender Warrants were exercised. As of June 30, 2026, there were 254,642 Lender Warrants outstanding.

11. Stock Options, Restricted Stock and Stock-Based Compensation

Equity Incentive Plans

The Company’s 2015 Stock Plan, as amended, (the 2015 Plan) provides for the Company to sell or issue common shares or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. The 2015 Plan is administered by the board of directors and exercise prices, vesting and other restrictions are determined at its discretion. All stock option grants are non-statutory stock options except option grants to employees intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant, as determined in good faith by the board of directors at its sole discretion. Nonqualified stock options may be granted at an exercise price established by the board of directors at its sole discretion and the vesting periods may vary. Vesting periods are generally four years and are determined by the board of directors. Stock options become exercisable as they vest. Options granted under the 2015 Plan expire no more than ten years from the date of grant. As of June 30, 2026, there are no shares available for grants under the 2015 Plan and the 2015 Plan continues to govern the terms and conditions of the outstanding awards under the 2015 Plan.

On July 14, 2021, the Company’s 2021 Equity Incentive Plan (the 2021 Plan) was approved by the Company’s stockholders, and became effective upon completion of the IPO and serves as the successor to the 2015 Plan. 10,756,784 shares of common stock are reserved under the 2021 Plan, of which 1,438,688 shares remain available for future grants as of June 30, 2026.

Equity Inducement Plan

On December 24, 2025, the Company's board of directors approved the Company's 2025 Inducement Plan (the 2025 Inducement Plan) which permits the granting of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards to employees as an inducement pursuant to Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market, LLC. The 2025 Inducement Plan became effective upon approval. The 2025 Inducement Plan provides for an overall share limit of 1,000,000 shares of common stock. As of June 30, 2026, 786,000 shares remain available for future grants under the 2025 Inducement Plan.

Stock Options

Stock option activity is summarized as follows:

	NUMBER OF STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2025	6,246,920	$4.21	6.79	$13,695
Granted	2,652,270	6.17
Exercised	(32,455)	1.82
Cancelled, forfeited or expired	(76,262)	5.46
Outstanding as of June 30, 2026	8,790,473	$4.80	7.31	$48,325
Exercisable as of June 30, 2026	4,804,318	$3.43	5.80	$33,003
Unvested as of June 30, 2026	3,986,155	$6.46	9.13	$15,322

The 2015 Plan permits participants to use common stock they previously acquired to pay for the exercise of stock options based upon the fair value on the date of exercise. In connection with the exercise of stock options to purchase 306,518 shares of our common stock at an exercise price of $1.46 in 2022, option holders tendered 122,608 shares of our common stock previously acquired in consideration of the full aggregate exercise price in accordance with the terms of the option and the 2015 Plan. The shares tendered are recorded as treasury stock within the Company’s condensed consolidated financial statements at June 30, 2026.

The fair value of stock options granted was estimated on the grant date using the Black-Scholes option pricing model based on the following range of assumptions:

	SIX MONTHS ENDED JUNE 30,
	2026	2025
Expected option life (years)	5.00 - 6.08	5.50 - 6.08
Risk-free interest rate	3.62% - 4.30%	3.83% - 4.52%
Expected volatility	117.24% - 120.71%	118.46% - 121.09%
Expected dividend yield	0%	0%

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The total intrinsic value of stock options exercised during the six months ended June 30, 2026 and 2025 was $0.3 million and $0.6 million, respectively.

Restricted and Performance Stock Units

Under the terms of the restricted stock unit (RSU) agreements covering the common stock, shares of common stock related to restricted stock units are subject to time-based vesting. The RSU will immediately be forfeited to the Company if the relationship between the recipient and the Company ceases.

The aggregate fair value of RSUs that vested during the six months ended June 30, 2026 and 2025 was zero and $1.7 million, respectively. As of June 30, 2026, there are no unvested or outstanding RSUs.

A summary of the Company's performance stock unit (PSU) activity and related information is summarized as follows:

	NUMBER OF SHARES OPTIONS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Unvested at December 31, 2025	—	$—
Granted	300,000	4.95
Vested	—	—
Forfeited	(4,518)	4.95
Unvested at June 30, 2026	295,482	$4.95

Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 was classified in the condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Research and development	$1,816	$424	$2,420	$298
General and administrative	1,042	626	1,890	1,066
Total stock-based compensation expense	$2,858	$1,050	$4,310	$1,364

As of June 30, 2026, total unrecognized compensation cost related to the unvested stock-based awards was $22.3 million, including $0.4 million related to PSUs, which is expected to be recognized over a weighted average period of 2.88 years.

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

13. Technology License Agreement

On January 20, 2018 the Company entered into an exclusive option agreement (Option Agreement) with MGB. Pursuant to the Option Agreement, the Company has obtained the exclusive right from MGB to negotiate an exclusive license to make, develop and commercialize rQNestin, a genetically modified oncolytic herpes simplex virus for the treatment of certain types of cancers. Pursuant to the Option Agreement, the Company will support a clinical trial to be conducted at MGB pursuant to the terms of a clinical trial agreement to be negotiated and the Company has committed to remitting $0.8 million in support of such clinical trial over the course of approximately three years. Upon execution of the Option Agreement, the Company remitted a non-refundable fee of $40,000 to MGB to be applied toward the Company’s on-going obligations to reimburse patent expenses. During each of the six months ended June 30, 2026 and 2025, the Company did not expense any startup and patient fees for clinical trials performed by MGB.

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

As of June 30, 2026, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Numerator:	2026	2025	2026	2025
Net income (loss)	$(38,905)	$(4,796)	$(47,766)	$2,583
Denominator:
Weighted-average shares of common stock outstanding, basic	74,131,229	51,489,929	68,279,075	50,988,887
Net income (loss) per share, basic	$(0.52)	$(0.09)	$(0.70)	$0.05
Add potentially dilutive shares:
Dilutive effect of outstanding stock options (as converted to common stock)	—	—	—	2,253,771
Dilutive effect of outstanding warrants for common stock	—	—	—	126,924
Weighted-average shares of common stock outstanding, diluted	74,131,229	51,489,929	68,279,075	53,369,582
Net income (loss) per share, diluted	$(0.52)	$(0.09)	$(0.70)	$0.05

The Company’s potentially dilutive securities have been excluded from the computation of dilutive net loss per share for the three and six months ended June 30, 2026 and the three months ended June 30, 2025, as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential shares of common stock from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.

	AS OF JUNE 30,
	2026	2025
Outstanding warrants for common stock	7,762,350	7,507,708
Outstanding stock options (as converted to common stock)	8,790,473	6,135,068
Unvested performance stock units	295,482	—
	16,848,305	13,642,776

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

In addition to the significant expense categories included within consolidated net income (loss) presented on the Company's condensed consolidated statements of operations and comprehensive income (loss), see below for disaggregated amounts that comprise research and development and general and administrative expenses:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Operating expenses:
Research and development:
Clinical development	$13,083	$3,051	$17,917	$4,296
Employee-related	5,829	2,957	9,947	5,109
Facility and equipment costs	377	490	724	868
Pre-clinical research	25	127	51	244
Other research and development segment expenses	487	366	1,002	490
Total research and development	19,801	6,991	29,641	11,007
General and administrative:
Employee-related	2,689	1,945	5,055	3,661
Professional and consulting fees	1,198	1,436	3,247	3,238
Commercial readiness	2,405	343	3,743	475
Other general and administrative segment expenses (1)	653	462	1,344	926
Total general and administrative	6,945	4,186	13,389	8,300
Total operating expenses	26,746	11,177	43,030	19,307
Loss from operations	(26,746)	(11,177)	(43,030)	(19,307)
Grant income	22	—	44	—
Interest income	1,672	926	2,994	1,860
Interest expense	(1,575)	(236)	(3,139)	(542)
Change in fair value of warrant liabilities	(12,278)	5,691	(4,635)	20,572
Net income (loss)	$(38,905)	$(4,796)	$(47,766)	$2,583

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
▪
In December 2024, we announced positive topline data from our phase 3 clinical trial (DeWeese TL et al. Lancet Oncology 2026;27:673–685). This randomized, double-blind, placebo-controlled, multicenter clinical trial enrolled 745 patients (intent to treat population (ITT)) to evaluate the effectiveness and safety of aglatimagene plus prodrug (valacyclovir) viral immunotherapy in combination with SoC external beam radiation therapy to improve DFS in patients with intermediate- to high-risk (single high-risk feature), localized prostate cancer. Patients were randomized 2:1 (496 in aglatimagene+prodrug and 249 in placebo + prodrug). Both arms received standard-of-care external beam radiation therapy (EBRT) +/- short course androgen deprivation therapy (ADT) (≤6 months) and were stratified by NCCN risk group and ADT use. Three intraprostatic injections of aglatimagene (5x10 11vp/2mL) or placebo were administered, each followed by 14 days of prodrug.
▪
The median follow-up time for the recruited population was 50.3 months. The primary outcome measure, DFS, included the evaluation of post-treatment biopsies, performed at two years from the end of radiation therapy, for the microscopic presence of tumor recurrence. Local or systemic recurrence and death from any cause were also part of the primary endpoint.
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
•
This result was supported by secondary and exploratory endpoints:
o
Statistically significant improvement in prostate cancer-specific DFS (exclusion of non-prostate cancer related deaths) in the aglatimagene arm vs. placebo (p=0.0046; HR 0.62, 95% CI 0.44 to 0.87)
o
Exploratory subset analysis showed that improvement in prostate cancer-specific DFS was observed, independent of the use of short-term ADT and independent of the type of EBRT (conventional EBRT vs. moderate hypofractionated EBRT)
o
Statistically significant increase in the proportion of patients achieving a prostate-specific antigen (PSA) nadir (<0.2 ng/ml) in the aglatimagene arm compared to the placebo control arm (67.1% vs. 58.6%, respectively; p=0.0164)
o
Statistically significant increase in the proportion of patients with a pathological complete response in 2-year post-treatment biopsies (80% in the aglatimagene arm vs. 63% in the control arm; p=0.0018)
▪
Aglatimagene was generally well tolerated. The most common aglatimagene-related adverse events were flu-like symptoms, fever and chills, which were generally mild to moderate in severity and self-limited. There was no increase in serious adverse events after aglatimagene administration vs. placebo.
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
▪
In May 2026, we announced updated clinical data on prostate cancer-specific outcomes (prostate cancer-specific DFS, time to biochemical failure, time to metastasis, and time to salvage anti-cancer therapy) from extended follow-up (data cutoff March 15, 2026) of the phase 3 trial during a plenary oral presentation at the American Urological Association (AUA) 2026 Annual Meeting (Garzotto MG et al.).
•
Among the 745 patients enrolled in the randomized, double-blind, placebo-controlled trial, the aglatimagene arm exhibited a 39% improvement in prostate cancer-specific disease-free survival (PCa-specific DFS) compared to placebo after a median follow-up of 58 months.

•
The Company observed consistently favorable trends in the ITT population across all secondary and exploratory endpoints, including time to biochemical failure (TTBF), time to metastasis (TTM), rate of metastasis, and time to salvage anti-cancer therapy (time to new treatment (TTNT)), when comparing the aglatimagene arm with placebo, on top of standard-of-care radiotherapy.
•
Within the intermediate-risk subgroup (635 patients, 85% of the ITT population), the aglatimagene arm demonstrated 41% improvement in PCa-specific DFS relative to placebo. In addition, descriptive analyses showed 52% improvement in TTBF (HR 0.48, CI 0.22, 1.03), 90% improvement in TTM (HR 0.1, CI 0.01, 0.85), lower rate of metastatic disease (0.24% (1/422) vs. 2.35% (5/213)), and 49% improvement in TTNT (HR 0.51, CI 0.24, 1.1), when comparing the aglatimagene arm with the placebo arm.
▪
In addition, in the third quarter of 2026, we will present novel immunological biomarker data in patients with localized prostate cancer at the 2026 ASTRO Annual Meeting.
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
o
We have initiated a phase 2a, open-label, multi-center study evaluating biomarkers and biodistribution and shedding of aglatimagene plus valacyclovir in men with localized, intermediate-risk prostate cancer who are planning to receive EBRT +/- short-term ADT. The study aims to recruit up to 45 patients (30 in the treatment arm and 15 in the control arm treated with EBRT+/-ADT alone). Biosamples (blood, urine, semen) will be collected at specified timepoints. We anticipate that the data generated during this clinical trial will be submitted as part of the BLA filing.
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
o
In June 2026, we activated our first trial site and opened enrollment for our pivotal phase 3 clinical trial (AURORA) of aglatimagene in patients with metastatic, non-squamous NSCLC progressing on ICI treatment. Following an end-of-phase 2 meeting, the FDA acknowledged that this trial could serve as a registrational study for potential approval of aglatimagene in NSCLC.
▪
The randomized, open-label AURORA trial is expected to enroll ~500 patients with metastatic stage IV non-squamous NSCLC across approximately 150 sites worldwide, randomized 1:1 to receive either aglatimagene plus valacyclovir for two injection courses with continued pembrolizumab, or standard-of-care docetaxel chemotherapy.
▪
The study’s primary endpoint is overall survival, with secondary endpoints including safety and quality-of-life assessments (NSCLC-SAQ and EORTC QLQ-30).
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

We completed enrollment for the extension cohort of the clinical trial (arm C), in which patients with recurrent glioblastoma receive a repeat dosing regimen of linoserpaturev (up to six injections over four months). Clinical data from arm C will help evaluate whether multiple injections could further improve survival. This clinical trial extension is supported by the Break Through Cancer foundation. In October 2024, at the 16th Annual International Oncolytic Virotherapy Conference (IOVC), we presented initial clinical and biomarker data from Arm C of the linoserpaturev trial. The principal investigator reported improved survival compared to historical controls in patients who received multiple injections of linoserpaturev. Post-treatment longitudinal biopsies showed a near absence of tumor cells with dense lymphocyte infiltration, particularly in patients with post-treatment MRI enhancement, consistent with radiologic pseudo-progression. These findings were reported in a Science Translational Medicine manuscript published in October 2025, which followed two patients from Arm C through 97 serial tumor biopsies. Serial brain biopsy samples showed extensive immune-mediated remodeling of the tumor microenvironment after linoserpaturev administration, characterized by dense lymphocyte infiltration and extensive tumor cell death. One patient achieved a complete pathological response, with clearance of tumor cells from post-treatment biopsies. In contrast, MRI scans for both patients showed apparent tumor enlargement (pseudo-progression), underscoring that conventional imaging criteria may underestimate linoserpaturev’s anti-tumor activity. These results illustrate the limitations of conventional imaging in evaluating the response to viral immunotherapy in glioblastoma and highlight the importance of overall survival data, supported by histology, in this indication.

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

We expect to present data on potential long-term survivors in the fourth quarter of 2026.

In January 2026, we received clearance from the FDA for an IND that supports enabling work for a potential future randomized controlled phase 2 dose regimen finding study of linoserpaturev in recurrent glioblastoma.

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

On August 5, 2022, we filed a shelf registration statement on Form S-3 (as amended to date, the 2022 Shelf) with the U.S. Securities and Exchange Commission (SEC), which covered the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the 2022 Shelf (the 2022 ATM Program). The 2022 Shelf was declared effective by the SEC on August 12, 2022 and expired on August 12, 2025. As of August 12, 2025, we had sold and issued 3,923,829 shares of common stock under the 2022 ATM Program, for total net proceeds of $20.9 million.

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

On August 14, 2025, we filed a shelf registration statement on Form S-3 (the 2025 Shelf) with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the 2025 Shelf (the 2025 ATM Program). The 2025 Shelf was declared effective by the SEC on August 22, 2025. As of June 30, 2026, the Company has sold and issued 2,838,894 shares of common stock under the 2025 ATM Program, for total net proceeds of $24.2 million. Subsequent to June 30, 2026 and through August 11, 2026, the Company has sold and issued 617,345 additional shares of common stock under the 2025 ATM Program, for total net proceeds of $6.3 million.

On February 23, 2026, we issued and sold 18,348,624 shares of common stock at a price to the public of $5.45 per share for aggregate gross proceeds of approximately $100 million (the 2026 Follow-On Offering). We received approximately $93.5 million in net proceeds from the 2026 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses.

Our cash and cash equivalents were $201.6 million as of June 30, 2026. We believe our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2028.

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

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support our continued clinical development and manufacturing activities. We expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.

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

In connection with the October 14, 2025 Trinity LSA, we issued warrants to the Lenders to purchase up to 254,642 shares of our common stock, $0.01 par value, at an exercise price of $5.89 per share. In connection with the drawdown of any Tranche under the Trinity LSA, the Company is required to issue to the Lenders warrants (the Lender Warrants) to purchase shares of the Company’s common stock, $0.01 par value per share. The exercise price for the Lender Warrants is equal to $5.89 per share. The number of shares of common stock for which each Lender Warrant is exercisable is equal to 3.0% of the applicable drawn down amount, divided by the exercise price. The Lender Warrants shall have a term of ten years from the date of issuance and shall permit cashless net exercise, all in accordance with their terms. Certain of those warrants are recorded as a liability on our balance sheet. The warrants recorded as a liability are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the consolidated statements of operations. We will continue to recognize changes in the fair value of the warrants until they are exercised, expire or qualify for equity classification. The fair value of the warrants is determined based on significant inputs not observable in the market. The fair value of the warrants is determined using a hybrid Monte Carlo simulation and Black-Scholes methodology, which incorporates assumptions and estimates to value the common stock warrants. Key inputs, estimates, and assumptions impacting the fair value measurement include the Company stock price, risk-free interest rate, expected dividend yield, volatility, remaining contractual term of the warrants, timing of milestone achievements, and expected stock price increases and decreases in success and failure scenarios related to the milestones.

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

Management has considered our history of cumulative net losses incurred since inception, as well as our lack of product revenue since inception, and has determined that it is more likely than not that we will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at June 30, 2026 and December 31, 2025.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2026	2025	CHANGE
Operating expenses:
Research and development	$19,801	$6,991	$12,810
General and administrative	6,945	4,186	2,759
Total operating expenses	26,746	11,177	15,569
Loss from operations	(26,746)	(11,177)	(15,569)
Grant income	22	—	22
Interest income	1,672	926	746
Interest expense	(1,575)	(236)	(1,339)
Change in fair value of warrant liabilities	(12,278)	5,691	(17,969)
Net loss	$(38,905)	$(4,796)	$(34,109)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	THREE MONTHS ENDED JUNE 30,		INCREASE
	2026	2025	(DECREASE)
Clinical development	$13,083	$3,051	$10,032
Employee-related	5,829	2,957	2,872
Occupancy	208	155	53
Depreciation, impairment, and loss on the sale of fixed assets	169	335	(166)
Recruiting	137	217	(80)
Pre-clinical research	25	127	(102)
Other	350	149	201
	$19,801	$6,991	$12,810

Research and development expenses increased $12.8 million from $7.0 million for the three months ended June 30, 2025 to $19.8 million for the three months ended June 30, 2026. The increase was primarily attributable to a $10.0 million increase in clinical development costs driven by increased clinical trial, manufacturing and regulatory costs for aglatimagene programs, and a $2.9 million increase in employee-related expenses due to higher headcount and increased stock-based compensation expense.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	THREE MONTHS ENDED JUNE 30,		INCREASE
	2026	2025	(DECREASE)
Employee-related	$2,689	$1,945	$744
Commercial readiness	2,405	343	2,062
Professional and consulting fees	1,198	1,436	(238)
Insurance	222	266	(44)
Recruiting	172	—	172
Occupancy	60	44	16
Information technology costs	59	32	27
Other	140	120	20
	$6,945	$4,186	$2,759

General and administrative expenses increased $2.7 million from $4.2 million for the three months ended June 30, 2025 to $6.9 million for the three months ended June 30, 2026. The increase was primarily attributable to a $2.1 million increase in commercial readiness costs due to increased investments in launch preparation insight gathering, stakeholder engagement, and commercial consulting expenses and a $0.7 million increase in employee-related expenses due to higher headcount and increased stock-based compensation expense.

Interest Income

Interest income was $1.7 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively, and represents earnings on our cash equivalents. The increase in interest income is the result of interest being generated on a higher average cash equivalents balance for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Interest Expense

Interest expense was $1.6 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and represents interest expense on our outstanding debt obligations. The increase in interest expense is primarily the result of higher outstanding balance on the term loan payable under the Trinity LSA.

Change in Fair Value of Warrant Liabilities

The change in fair value of our warrant liabilities was an increase of $12.3 million for the three months ended June 30, 2026, compared to a decrease of $5.7 million for the three months ended June 30, 2025. The change in fair value of the warrant liabilities is primarily driven by changes in the underlying value of our stock price, the remaining contractual term and lower volatility.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2026	2025	CHANGE
Operating expenses:
Research and development	$29,641	$11,007	$18,634
General and administrative	13,389	8,300	5,089
Total operating expenses	43,030	19,307	23,723
Loss from operations	(43,030)	(19,307)	(23,723)
Grant income	44	—	44
Interest income	2,994	1,860	1,134
Interest expense	(3,139)	(542)	(2,597)
Change in fair value of warrant liability	(4,635)	20,572	(25,207)
Net income (loss)	$(47,766)	$2,583	$(50,349)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	SIX MONTHS ENDED JUNE 30,		INCREASE
	2026	2025	(DECREASE)
Clinical development	$17,917	$4,296	$13,621
Employee-related	9,947	5,109	4,838
Occupancy	409	292	117
Depreciation, impairment, and loss on the sale of fixed assets	315	576	(261)
Recruiting	257	217	40
Pre-clinical research	51	244	(193)
Other	745	273	472
	$29,641	$11,007	$18,634

Research and development expenses increased $18.6 million from $11.0 million for the six months ended June 30, 2025 to $29.6 million for the six months ended June 30, 2026. The increase was primarily attributable to a $13.6 million increase in clinical development costs driven by increased clinical trial, manufacturing and regulatory costs for aglatimagene programs, and a $4.8 million increase in employee-related expenses due to higher headcount and increased stock-based compensation expense.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	SIX MONTHS ENDED JUNE 30,		INCREASE
	2026	2025	(DECREASE)
Employee-related	$5,055	$3,661	$1,394
Commercial readiness	3,743	475	3,268
Professional and consulting fees	3,247	3,238	9
Insurance	445	531	(86)
Recruiting	370	—	370
Information technology costs	132	61	71
Occupancy	111	98	13
Other	286	236	50
	$13,389	$8,300	$5,089

General and administrative expenses increased $5.1 million from $8.3 million for the six months ended June 30, 2025 to $13.4 million for the six months ended June 30, 2026. The increase was primarily attributable to a $3.3 million increase in commercial readiness costs due to increased investments in launch preparation insight gathering, stakeholder engagement, and commercial consulting expenses and a $1.4 million increase in employee-related expenses due to higher headcount and increased stock-based compensation expense.

Interest Income

Interest income was $3.0 million and $1.9 million for the six months ended June 30, 2026 and 2025, respectively, and represents earnings on our cash equivalents. The increase in interest income is the result of interest being generated on a higher average cash equivalents balance for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Interest Expense

Interest expense was $3.1 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively, and represents interest expense on our outstanding debt obligations. The increase in interest expense is primarily the result of higher outstanding balance on the term loan payable under the Trinity LSA.

Change in Fair Value of Warrant Liabilities

The change in fair value of our warrant liabilities was an increase of $4.6 million for the six months ended June 30, 2026, compared to a decrease of $20.6 million for the six months ended June 30, 2025. The change in fair value of the warrant liabilities is primarily driven by changes in the underlying value of our stock price, the remaining contractual term and lower volatility.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials for our product candidates, developing our manufacturing capabilities which may include the cost of establishing a relationship with contract manufacturers to support commercial launch of our product candidate aglatimagene and costs associated with equipping our laboratory and manufacturing facility to support clinical trials and commercialization and providing general and administrative support for our operations, including the cost associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. As of June 30, 2026, we had cash and cash equivalents of $201.6 million. Based on current plans and assumptions, including increased planned investment in our clinical development and commercialization readiness activities, we continue to expect that our existing cash and cash equivalents will be sufficient to fund our current operating plan into the first quarter of 2028. We will require additional capital to commercialize aglatimagene in early localized prostate cancer, to support enrollment and conduct the phase 3 trial for aglatimagene in NSCLC, and to advance the development of linoserpaturev beyond the current trials.

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from government grants and proceeds from the sale of convertible notes, common stock, and our convertible preferred stock. As of June 30, 2026, we have raised approximately $410.9 million of gross proceeds from such transactions, including $15.9 million of government grants, $66.1 million from the sale of convertible preferred stock, $326.6 million from the sale of our common stock and accompanying pre-funded warrants, and $2.3 million from stock option exercises. Our cash and cash equivalents totaled $201.6 million as of June 30, 2026. We had $47.8 million of debt as of June 30, 2026.

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

On August 5, 2022, we filed the 2022 Shelf with the SEC, which covered the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the 2022 Shelf. The 2022 Shelf was declared effective by the SEC on August 12, 2022 and expired on August 12, 2025. As of August 12, 2025, we had sold and issued 3,923,829 shares of common stock under the 2022 ATM Program, for total net proceeds of $20.9 million.

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

On August 14, 2025, we filed the 2025 Shelf with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the 2025 Shelf. The 2025 Shelf was declared effective by the SEC on August 22, 2025. As of June 30, 2026, the Company has sold and issued 2,838,894 shares of common stock under the 2025 ATM Program, for total net proceeds of $24.2 million. Subsequent to June 30, 2026 and through August 11, 2026, the Company has sold and issued 617,345 additional shares of common stock under the 2025 ATM Program, for total net proceeds of $6.3 million. As market conditions permit, we may offer and sell securities under the 2025 Shelf, including through the 2025 ATM Program, in order to fund our operations or provide additional liquidity.

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

As of June 30, 2026, we had an accumulated deficit of $278.2 million and have not generated any product sales. We do not know when, or if, we will generate revenue from product sales. We will not generate significant revenue from product sales unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical and contract manufacturing costs, legal and other regulatory expenses, launch and commercial readiness costs, and general overhead costs. We expect that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to risks in the development of our products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2026	2025
Net cash used in operating activities	$(35,219)	$(17,507)
Net cash used in investing activities	(744)	(34)
Net cash provided by financing activities	117,797	15,574
Net increase (decrease) in cash, cash equivalents and restricted cash	$81,834	$(1,967)

Cash Flows for the six months ended June 30, 2026 and 2025

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $35.2 million, consisting primarily of net loss of $47.8 million and non-cash charges of $10.2 million, primarily related to the $4.6 million change in the fair value of our warrant liabilities and $4.3 million of non-cash stock compensation. Net cash used in operating activities was also impacted by $2.4 million in changes in operating assets and liabilities, primarily driven by an increase of $4.1 million in accounts payable, partially offset by an increase $1.1 million in prepaid expenses and other current assets.

Net cash used in operating activities for the six months ended June 30, 2025 was $17.5 million, primarily consisting of a net income of $2.6 million and non-cash charges of $18.3 million, primarily related to the $20.6 million change in the fair value of our warrant liability and partially offset by $1.4 million of non-cash stock compensation. Net cash used in operating activities was also impacted by $1.8 million in changes in operating assets and liabilities, primarily driven by a decrease of $1.2 million in accrued expenses and partially offset by an increase of $1.5 million in accounts payable.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $0.7 million and consisted of the purchase of fixed assets.

Net cash used in investing activities for the six months ended June 30, 2025 was $34,000 and consisted of the purchase of fixed assets.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $117.8 million and consisted primarily of $93.5 million of net proceeds from the issuance of common stock in the 2026 Follow-On Offering and $24.2 million of net proceeds from the issuance of common stock under our 2025 ATM Program.

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

Funding Requirements

We expect our operating expenses to increase substantially in the future in connection with our ongoing activities, particularly as we advance aglatimagene and linoserpaturev through research and development, clinical trials, and develop our manufacturing capabilities, as we research and as we prepare for potential marketing approval and potential commercialization. We also expect to continue to incur additional costs associated with operating as a public company.

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

We believe that our existing cash and cash equivalents as of June 30, 2026, will enable us to fund our operating expenses and capital expense requirements into the first quarter of 2028. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Obligations and Commitments

Our primary contractual obligations are our facility lease, the Loan Agreement with Trinity, and the Periphagen Note. The table below summarizes the contractual obligations that will become due as of June 30, 2026 (in thousands):

	PAYMENTS DUE BY PERIOD
	(in thousands)
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS
Operating lease obligation (1)	$1,973	$610	$1,256	$107
Loan Agreement with Trinity (2)	68,736	4,875	24,912	38,949
Periphagen Note (3)	1,352	—	1,352	—
Total	$72,061	$5,485	$27,520	$39,056

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

We also enter into contracts in the normal course of business with contract research organizations, contract manufacturing organizations, and other third parties to assist in the performance of our research and development, manufacturing, and commercial activities. These contracts generally do not contain minimum purchase commitments and are cancelable by us upon prior written notice, subject in certain cases to required notice periods, binding purchase orders, or cancellation fees that we may be obligated to pay. Payments due upon cancelation consist of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancelation, and in certain cases may include cancellation fees. These payments are not included in the table above as the amount and timing of such payments are not known.

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

During the three and six months ended June 30, 2026, there were no material changes to our critical accounting estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2025. For a full discussion of these estimates, see “Critical Accounting Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Smaller Reporting Company and Non-Accelerated Filer Status

Based on the market value of our common stock held by our non-affiliates as of June 30, 2025, we were considered a “smaller reporting company,” effective as of December 31, 2025. Based on the market value of our common stock held by our non-affiliates as of June 30, 2026, we will no longer be a “smaller reporting company” as of December 31, 2026. Accordingly, we will cease to be eligible to use the requirements for a smaller reporting company beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2027, and will thus be subject to additional disclosure and compliance requirements. Because we remain eligible to use the requirements for smaller reporting companies through December 31, 2026, we will continue to be a non-accelerated filer as of December 31, 2026 and will remain a “non-accelerated filer” through December 31, 2027.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated under the laws of the State of Delaware in June 2003. Since inception, we have focused substantially all of our efforts and financial resources on raising capital and developing our initial product candidates. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors in private equity financings and from the proceeds of the sale of our common stock and accompanying pre-funded warrants. From our inception through June 30, 2026, we raised an aggregate of $392.7 million of gross proceeds from such transactions. In addition, in February 2022, we borrowed $20.0 million under the four-year loan and security agreement (the SVB Loan Agreement) with Silicon Valley Bank (SVB). On October 14, 2025, we entered into a Loan and Security Agreement, as amended by that certain First Amendment to Loan and Security Agreement dated as of March 10, 2026 (the Trinity LSA), with the lenders party thereto and Trinity Capital Inc. (Trinity), as administrative agent and collateral agent and in October 2025 we borrowed $50.0 million under the Trinity LSA pursuant to the First Tranche at closing. We used a portion of the proceeds from the First Tranche of the Trinity LSA to repay the SVB Loan Agreement in full on October 14, 2025. As of June 30, 2026, our cash and cash equivalents were $201.6 million. We had an accumulated deficit of $278.2 million as of June 30, 2026. For the six months ended June 30, 2026 and 2025, we reported net loss of $47.8 million and net income of $2.6 million, respectively. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to do so in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Identifying potential product candidates and conducting preclinical development testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for the foreseeable future, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

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

If aglatimagene, linoserpaturev or any other product candidate we develop encounters safety or efficacy issues, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We can provide no assurance that aglatimagene, linoserpaturev or any other product candidates we develop will receive regulatory approval or be successfully commercialized, even if we receive regulatory approval. If we were required to discontinue development of aglatimagene, linoserpaturev or any future product candidate, or if aglatimagene, linoserpaturev, or any future product candidate do not receive regulatory approval or fail to achieve significant market acceptance, we would be delayed by many years in our ability to achieve profitability, if ever.

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

Additionally, some of our past, ongoing and planned clinical trials utilize an “open-label” study design including our NSCLC trial in combination with ICI. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect, as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have improved notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trials when studied in a controlled environment with a placebo or active control.

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
•
reputational harm;
•
the product becoming less competitive;
•
FDA Form 483s warning or untitled letters;
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
•
the availability of capital.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical and biologic products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. For example, recent CMS proposals, including the Global Benchmark for Efficient Drug Pricing, the Guarding U.S. Medicare Against Rising Drug Costs, and the GENErating cost Reductions fOr U.S. Medicaid models, which seek to incorporate most-favored-nation (MFN) drug pricing into Medicare and Medicaid, could materially impact the Company’s revenue. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our success as a public company also depends on continuing to implement and maintain internal controls and the accuracy and timeliness of our financial reporting. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that may materially adversely affect your rights as a common stockholder. In August 2022, we filed a registration statement on Form S-3 (as amended, the 2022 Shelf) pursuant to which we could issue up to $75.0 million in shares of common stock in sales deemed to be “at-the-market offerings” (the 2022 ATM Program) as defined by the Securities Act of 1933, as amended (Securities Act), and up to $200.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. The 2022 Shelf expired on August 12, 2025. As of August 12, 2025, we had sold and issued 3,923,829 shares of common stock under the 2022 ATM Program, for total net proceeds of $20.9 million. In August 2025, we filed a registration statement on Form S-3 (the 2025 Shelf) pursuant to which we may issue up to $50.0 million in shares of common stock in sales deemed to be “at-the-market offerings” (the 2025 ATM Program) as defined by the Securities Act, and up to $300.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. As of June 30, 2026, we have sold and issued 2,838,894 shares of common stock under the 2025 ATM Program, for total net proceeds of $24.2 million. Subsequent to June 30, 2026 and through August 11, 2026, the Company has sold and issued 617,345 additional shares of common stock under the 2025 ATM Program, for total net proceeds of $6.3 million. Any sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause our stock price to decline.

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

We are also a “smaller reporting company” as defined in the Exchange Act, and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. Based on the market value of our common stock held by our non-affiliates as of June 30, 2026, we will no longer be a “smaller reporting company” as of December 31, 2026. Accordingly, we will cease to be eligible to use the requirements for a smaller reporting company beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2027, and will thus be subject to additional disclosure and compliance requirements. Because we remain eligible to use the requirements for smaller reporting companies through December 31, 2026, we will continue to be a non-accelerated filer as of December 31, 2026 and will remain a “non-accelerated filer” through December 31, 2027. Due to this upcoming transition, we expect to devote significant time and effort to implement and comply with the additional standards, rules and regulations that may apply to us upon becoming a large accelerated filer. Compliance with the additional requirements of being a large accelerated filer could increase our legal, accounting and financial compliance costs.

We will continue to incur increased costs as a result of operating as a public company, and our management devotes substantial time to compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company,” we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which will require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the SOX Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Emerging growth companies may implement many of these requirements over a longer period and up to five years from the pricing of an initial public offering. We have taken advantage of this; however, as of December 31, 2026, we will cease to be an “emerging growth company” and a “smaller reporting company” as defined in the Exchange Act. For the first fiscal quarter of 2027, we will no longer be permitted to take advantage of scaled disclosure requirements for smaller reporting companies. We will retain our non-accelerated filer status for our filings due in the fiscal year 2027. This may require us to provide additional disclosures in our periodic reports, including more detailed executive compensation disclosures and additional financial statement information. The transition from smaller reporting company status will require significant resources, including additional personnel, enhanced systems and processes, and increased professional fees for accounting, legal, and compliance services. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs can decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. As a result of the increased disclosure and compliance obligations we will become subject to as of December 31, 2027, including the requirement to obtain an auditor attestation of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, we will incur additional expenses in connection with compliance with these regulations and our management will need to devote additional time and effort to implement and comply with such requirements. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of August 6, 2026, we had a total of 76,518,565 shares of common stock outstanding.

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

The existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 20.0% of our outstanding common stock with entities and persons affiliated with PBM Capital Group, LLC (PBM Capital) beneficially owning approximately 13.5% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Additionally, in connection with the October 14, 2025 Trinity LSA, we issued warrants to the Lenders to purchase up to 254,642 shares of our common stock, $0.01 par value, at an exercise price of $5.89 per share. In connection with the drawdown of any Tranche under the Trinity LSA, the Company is required to issue to the Lenders warrants (the Lender Warrants) to purchase shares of the Company’s common stock, $0.01 par value per share. The exercise price for the Lender Warrants is equal to $5.89 per share. The number of shares of common stock for which each Lender Warrant is exercisable is equal to 3.0% of the applicable drawn down amount, divided by the exercise price. The Lender Warrants shall have a term of ten years from the date of issuance and shall permit cashless net exercise, all in accordance with their terms.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K), except as set forth below:

Name and Position	Action Taken	Type of Plan	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Paul Peter Tak, M.D., Ph.D., FMedSci (Chief Executive Officer, President and Director)*	Modification (June 11, 2026)	Rule 10b5-1 trading arrangement	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	Earlier of (i) June 30, 2027 and (ii) the completed sale of the maximum aggregate number of securities under the plan	Up to 280,245 shares

*Plan adopted March 13, 2026.

Item 6. Exhibits.

Exhibit Number	Description
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
10.1

First Amendment to Master Production Services Agreement by and between Candel Therapeutics and SAFC Carlsbad, Inc. dated April 9, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2026).

10.2#*	Employment Agreement, effective as of July 6, 2026, by and between Candel Therapeutics, Inc. and Mark Sims
10.3#

Employment Agreement, effective as of June 12, 2026, by and between Candel Therapeutics, Inc. and Charles Schoch (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2026).

10.4#*	Amended and Restated Non-Employee Director Compensation Policy, effective as of June 12, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

+ The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to be furnished with this Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Candel Therapeutics, Inc.

Date: August 13, 2026	By:	/s/ Paul Peter Tak
Paul Peter Tak
President and Chief Executive Officer
(Principal executive officer)

Date: August 13, 2026	By:	/s/ Charles Schoch
Charles Schoch
Chief Financial Officer (Principal financial officer and principal accounting officer)