Form 10-Q
period 2026-09-30
Candel Therapeutics, Inc.
filed 2026-11-12
CIK 1841387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, the registrant had 78,445,937 shares of common stock, $0.01 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Form 10-Q), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q may include, but are not limited to, statements about:

•
the timing and the success of nonclinical studies and clinical trials of aglatimagene besadenovec (referred to herein as aglatimagene) and linoserpaturev and any other product candidates;
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
•
Our nonclinical studies and clinical trials may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval, and commercialization.
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

NOTE REGARDING TRADEMARKS

We own or have rights to various trademarks, service marks and trade names that are used in connection with the operation of our business, including our company name, Candel Therapeutics and our logo. This Form 10-Q may also contain trademarks, service marks and trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this Form 10-Q is not intended to and does not imply a relationship with, or endorsement or sponsorship by, us. Solely for convenience, the trademarks, service marks and trade names referred to in this Form 10-Q may appear without the ®, TM or SM symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable owner of these trademarks, service marks and trade names.

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Candel Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	SEPTEMBER 30, 2026 (Unaudited)	DECEMBER 31, 2025
Assets
Current assets:
Cash and cash equivalents	$203,116	$119,731
Prepaid expenses and other current assets	4,237	1,658
Total current assets	207,353	121,389
Fixed assets, net	1,904	1,642
Lease right of use assets	1,378	1,661
Restricted cash	416	416
Other assets	59	87
Total assets	$211,110	$125,195
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,541	$1,129
Accrued expenses	7,724	7,334
Current portion of lease liability	471	445
Warrant liability	16,563	—
Other current liabilities	89	89
Total current liabilities	27,388	8,997
Deferred revenue	22	89
Term loan	47,072	46,122
Other long-term debt	1,127	1,008
Lease liability, net of current portion	1,100	1,459
Warrant liability	2,810	15,598
Total liabilities	79,519	73,273
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued or outstanding at September 30, 2026 and December 31, 2025.	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at September 30, 2026 and December 31, 2025; 78,568,545 and 55,020,911 shares issued at September 30, 2026 and December 31, 2025, respectively; 78,445,937 and 54,898,303 shares outstanding at September 30, 2026 and December 31, 2025, respectively.	786	550
Treasury stock (at cost)	(448)	(448)
Additional paid-in capital	431,279	282,207
Accumulated deficit	(300,026)	(230,387)
Total stockholders’ equity	131,591	51,922
Total liabilities and stockholders’ equity	$211,110	$125,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$15,587	$8,461	$45,228	$19,468
General and administrative	7,394	4,746	20,783	13,046
Total operating expenses	22,981	13,207	66,011	32,514
Loss from operations	(22,981)	(13,207)	(66,011)	(32,514)
Other income (expense):
Grant income	23	—	67	—
Interest income	1,816	953	4,810	2,813
Interest expense	(1,591)	(161)	(4,730)	(703)
Change in fair value of warrant liabilities	860	1,146	(3,775)	21,718
Total other income (expense), net	1,108	1,938	(3,628)	23,828
Net loss and comprehensive loss	$(21,873)	$(11,269)	$(69,639)	$(8,686)
Net loss per share, basic and diluted	$(0.28)	$(0.21)	$(0.98)	$(0.17)
Weighted-average common shares outstanding, basic and diluted	77,385,453	54,894,347	71,347,891	52,305,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2025	55,020,911	$550	(122,608)	$(448)	$282,207	$(230,387)	$51,922
Options exercised	251,124	3	—	—	616	—	619
Stock-based compensation	—	—	—	—	6,273	—	6,273
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	692	—	692
Issuance of common stock in public offering, net of issuance costs of $6.5 million	18,348,624	183	—	—	93,305	—	93,488
Sale of common stock through at-the-market offerings, net of issuance costs	4,947,886	50	—	—	48,186	—	48,236
Net loss	—	—	—	—	—	(69,639)	(69,639)
Balance, September 30, 2026	78,568,545	$786	(122,608)	$(448)	$431,279	$(300,026)	$131,591

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, June 30, 2026	76,240,884	$761	(122,608)	$(448)	$403,970	$(278,153)	$126,130
Options exercised	218,669	3	—	—	557	—	560
Stock-based compensation	—	—	—	—	2,684	—	2,684
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(29)	—	(29)
Sale of common stock through at-the-market offerings, net of issuance costs	2,108,992	22	—	—	24,097	—	24,119
Net loss	—	—	—	—	—	(21,873)	(21,873)
Balance, September 30, 2026	78,568,545	$786	(122,608)	$(448)	$431,279	$(300,026)	$131,591

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2024	46,933,088	$469	(122,608)	$(448)	$258,511	$(192,205)	$66,327
Options exercised	217,359	3	—	—	509	—	512
Stock-based compensation	—	—	—	—	3,108	—	3,108
Restricted stock unit vesting	330,779	3	—	—	(3)	—	—
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	(581)	—	(581)
Sale of common stock through at-the-market offerings, net of issuance costs	987,772	10	—	—	5,028	—	5,038
Exercise of pre-funded warrants	3,328,064	33	—	—	(33)	—	—
Issuance costs related to common stock and accompanying pre- funded warrants in public offering	—	—	—	—	75	—	75
Issuance of common stock in registered direct offering, net of issuance costs of $0.7 million	3,221,395	32	—	—	14,299	—	14,331
Net loss	—	—	—	—	—	(8,686)	(8,686)
Balance, September 30, 2025	55,018,457	$550	(122,608)	$(448)	$280,913	$(200,891)	$80,124

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, June 30, 2025	55,012,239	$549	(122,608)	$(448)	$279,731	$(189,622)	$90,210
Options exercised	6,218	1	—	—	19	—	20
Stock-based compensation	—	—	—	—	1,161	—	1,161
Change in fair value of NC Ohio Trust Warrants	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	(11,269)	(11,269)
Balance, September 30, 2025	55,018,457	$550	(122,608)	$(448)	$280,913	$(200,891)	$80,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

Candel Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(69,639)	$(8,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	491	682
Impairment of fixed assets	—	83
Loss on the disposal of fixed assets	—	339
Non-cash stock compensation expense	6,965	2,527
Non-cash lease expense	283	232
Non-cash interest expense	120	103
Change in fair value of warrant liabilities	3,775	(21,718)
Accretion of debt discount	950	97
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,845)	(1,710)
Other assets	28	(22)
Accounts payable	1,502	769
Accrued expenses	432	(35)
Deferred income	(67)	—
Lease liability	(333)	(404)
Net cash used in operating activities	(58,338)	(27,743)
Cash Flows from Investing Activities:
Purchase of fixed assets	(885)	(178)
Proceeds from the sale of fixed assets	—	27
Net cash used in investing activities	(885)	(151)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	93,488	—
Proceeds from sale of common stock through at-the-market offerings, net of issuance costs	48,501	5,038
Proceeds from option exercises	619	512
Proceeds from issuance of common stock in registered direct offering, net of issuance costs	—	14,331
Payment of deferred debt issuance costs	—	(178)
Principal payments on term loan	—	(7,500)
Net cash provided by financing activities	142,608	12,203
Net increase (decrease) in cash, cash equivalents and restricted cash	83,385	(15,691)
Cash, cash equivalents and restricted cash at beginning of period	120,147	102,920
Cash, cash equivalents and restricted cash at end of period	$203,532	$87,229
Supplemental cash flow information:
Cash paid for interest	$3,660	$571
Supplemental disclosures of non-cash information:
Change in right-of-use asset and lease liability due to lease amendment	$—	$1,440
Issuance costs in accounts payable and accrued expenses	$—	$133
Capital expenditures in accounts payable and accrued expenses	$—	$125
Reversal of issuance costs in accrued expenses	$—	$(75)

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

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including nonclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

Since inception, the Company has funded its operations primarily with proceeds from the sale of its convertible notes and capital stock and from debt borrowings. The Company had net losses of $69.6 million and $8.7 million for the nine months ended September 30, 2026 and 2025, respectively. In addition, as of September 30, 2026, the Company had an accumulated deficit of $300.0 million. The Company expects to continue to generate operating losses and negative cash flows from operations for the foreseeable future.

On August 14, 2025, the Company filed a shelf registration statement on Form S-3 (the 2025 Shelf) with the U.S. Securities and Exchange Commission (SEC), which covers the offering, issuance, and sale by us of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the 2025 Shelf (the 2025 ATM Program). The 2025 Shelf was declared effective by the SEC on August 22, 2025. As of September 30, 2026, the Company had completed the 2025 ATM Program, having sold and issued 4,947,886 shares of common stock for total net proceeds of $48.5 million.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K on file with the SEC.

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

Restricted Cash

The Company had $0.4 million of restricted cash as of both September 30, 2026 and December 31, 2025, which represents cash held as a security deposit under the terms of the Company’s Needham, Massachusetts facility lease and as security for the Company credit card program.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	FAIR VALUE MEASUREMENTS AS OF SEPTEMBER 30, 2026 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liabilities	—	—	19,373	19,373
Total	$—	$—	$19,373	$19,373

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2025 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Warrant liabilities	—	—	15,598	15,598
Total	$—	$—	$15,598	$15,598

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liabilities, for which fair value is determined by Level 3 inputs (in thousands):

WARRANT LIABILITIES
Balance at December 31, 2025	$15,598
Change in fair value	3,775
Balance at September 30, 2026	$19,373

The carrying value of cash equivalents (considered as Level 1 measurements) approximates the fair value due to the short-term nature of these assets.

4. Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Laboratory equipment	$2,119	$1,506
Manufacturing equipment	298	300
Furniture and fixtures	181	159
Networking and computer equipment	228	227
Leasehold improvements	3,008	3,008
Total fixed assets	$5,834	$5,200
Less: accumulated depreciation	(3,930)	(3,558)
Fixed assets, net	$1,904	$1,642

Depreciation expense was $0.2 million and $0.5 million for the three and nine months ended September 30, 2026, respectively. Depreciation expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2025, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Payroll and employee related expenses	$3,401	$3,384
Third-party research and development expenses	2,997	2,681
Professional fees	876	805
Other	450	464
	$7,724	$7,334

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

During both the three and nine months ended September 30, 2026, the Company did not record any interest expense relating to the SVB Loan Agreement. During the three and nine months ended September 30, 2025, the Company recorded interest expense relating to the SVB Loan Agreement of $0.1 million and $0.6 million, respectively.

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

During the three and nine months ended September 30, 2026, the Company recorded interest expense relating to the Trinity LSA of $1.5 million and $4.6 million, respectively. The weighted average effective interest rate as of September 30, 2026 was 13.90%.

The Company incurred $2.1 million of financing costs and a $2.1 million final payment fee, which were recorded as debt discount and are being amortized to interest expense over the term of the Trinity LSA. The scheduled principal payments and net carrying amount of the Trinity LSA are as follows (in thousands):

YEAR ENDING DECEMBER 31,
2026 (remaining three months)	$—
2027	—
2028	3,797
2029	24,154
2030	22,049
Total principal	50,000
Final payment fee	2,125
Less: debt discount	(6,258)
Accretion of debt discount	1,205
Net carrying amount	$47,072

The carrying value of the Company's term loan approximates fair value.

7. Other Long-Term Debt

Periphagen Note

On December 9, 2019, the Company entered into a series of asset purchase agreements with Periphagen, Inc. (Periphagen), a biopharmaceutical company focused on the development of gene therapy vectors. Under the terms of the asset purchase agreements, the Company assumed a $1.0 million promissory note (the Periphagen Note) bearing a contractual interest rate of 2% compounded annually, with the outstanding balance and accrued interest due upon maturity in November 2027, with no interim installments due. The estimated market rate for the Company for an unsecured loan with a maturity in November 2027 was determined to be 15.83% as of December 9, 2019. Although the Company does not have a public credit rating, management estimates a CCC credit rating based on the Company’s financial position and stage of development. Using the commensurate rate for a CCC rated company and based on the amount due at maturity, the present value of the future cash outflow was determined to be $0.4 million at the transaction date. As of September 30, 2026, the carrying value of the note is $1.1 million. The carrying value of the note approximates fair value. Upon maturity, the Company will pay Periphagen $1.4 million for the outstanding balance and accrued interest due.

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

For the three and nine months ended September 30, 2026, the Company recorded $0.1 million and $0.4 million of operating lease cost, respectively, and for the three and nine months ended September 30, 2026, the Company recorded $0.2 million and $0.3 million, respectively, of variable lease cost. The total lease expense for each of the three and nine months ended September 30, 2026 was $0.3 million and $0.7 million, respectively.

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

Cash paid for amounts included in the lease liability for each of the three and nine months ended September 30, 2026 and 2025 was $0.2 million and $0.5 million, respectively.

As of September 30, 2026, the weighted-average remaining lease term was 2.9 years and the weighted average discount rate was 10.50%.

	NINE MONTHS ENDED SEPTEMBER 30,
Other Lease Information	2026	2025
Operating cash flows used for operating leases (in thousands)	$466	$457

The future lease payments under non-cancelable leases at September 30, 2026, are as follows (in thousands):

2026	$152
2027	613
2028	628
2029	426
Total future lease payments	1,819
Less: imputed interest	(248)
Total lease liability	$1,571

9. Common Stock

Common Stock

Common shares are voting and dividends may be paid when, as and if declared by the board of directors.

Common Stock Reserved

The Company has reserved the following shares of common stock for future issuance as of:

	SEPTEMBER 30, 2026	DECEMBER 31, 2025

Stock options outstanding	9,064,115	6,246,920
Unvested performance stock units	272,247	—
Shares available for future grant under stock option plans	1,755,612	2,900,246
Warrants	7,762,350	7,762,350
	18,854,324	16,909,516

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

On August 14, 2025, the Company filed the 2025 Shelf with the SEC, which covers the offering, issuance, and sale by the Company of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the 2025 Shelf. The 2025 Shelf was declared effective by the SEC on August 22, 2025. As of September 30, 2026, the Company had completed the 2025 ATM Program, having sold and issued 4,947,886 shares of common stock for total net proceeds of $48.5 million.

10. Warrants

The Company has the following warrants outstanding for the purchase of common stock as of September 30, 2026 and December 31, 2025:

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

The Company recorded the Series B Warrants as a component of stockholders' equity at the time of issuance at their estimated fair value of $2.1 million and recorded the Conditional Series B Warrants as a liability on the condensed consolidated balance sheet as the number of shares used to calculate the settlement is not a fixed number of shares. The Conditional Series B Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The Company will continue to recognize changes in the fair value of the Conditional Series B Warrants until each Conditional Series B Warrant is exercised, expires or qualifies for equity classification. The warrant liability fair value was $16.6 million and $13.6 million as of September 30, 2026 and December 31, 2025, respectively.

NC Ohio Trust Warrants

On March 20, 2019, the Company established the NC Incorporated Ohio Trust, an irrevocable trust funded by the Company. The beneficiary in the trust agreement has provided past services to the Company for more than 15 years and is a non-employee. The warrant provides the beneficiary the right to purchase 162,740 shares of the Company’s common stock, $0.01 par value at an exercise price of $1.46 per share, subject to adjustments as specified in the warrant agreement. The Company recognizes the warrants as compensation expense within the condensed consolidated statements of operations and comprehensive loss when the warrants are granted or at the service inception date if the service inception date precedes the grant date. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value previously used at the service inception date or subsequent reporting dates. As of September 30, 2026 and December 31, 2025, a grant date was not established as there was not a mutual understanding of key terms. The Company remeasures the fair value of the award at each reporting date, as the service date preceded the grant date. The value of the warrants for 162,740 shares of common stock was $1.5 million and $0.8 million as of September 30, 2026 and December 31, 2025, respectively. The value of the warrants at each reporting date is recorded as stock compensation expense within research and development expense and to stockholders’ equity in the consolidated financial statements.

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

The initial fair value of the Lender Warrants was recognized as debt discount to the term loan and a corresponding warrant liability. The Lender Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the consolidated statements of operations. The Company will continue to recognize changes in the fair value of the Lender Warrants until each Lender Warrant is exercised, expires or qualifies for equity classification. The warrant liability fair value was $2.8 million and $2.0 million as of September 30, 2026 and December 31, 2025, respectively.

During the nine months ended September 30, 2026, no Lender Warrants were exercised. As of September 30, 2026, there were 254,642 Lender Warrants outstanding.

11. Stock Options, Restricted Stock and Stock-Based Compensation

Equity Incentive Plans

The Company’s 2015 Stock Plan, as amended, (the 2015 Plan) provides for the Company to sell or issue common shares or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. The 2015 Plan is administered by the board of directors and exercise prices, vesting and other restrictions are determined at its discretion. All stock option grants are non-statutory stock options except option grants to employees intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant, as determined in good faith by the board of directors at its sole discretion. Nonqualified stock options may be granted at an exercise price established by the board of directors at its sole discretion and the vesting periods may vary. Vesting periods are generally four years and are determined by the board of directors. Stock options become exercisable as they vest. Options granted under the 2015 Plan expire no more than ten years from the date of grant. As of September 30, 2026, there are no shares available for grants under the 2015 Plan and the 2015 Plan continues to govern the terms and conditions of the outstanding awards under the 2015 Plan.

On July 14, 2021, the Company’s 2021 Equity Incentive Plan (the 2021 Plan) was approved by the Company’s stockholders, and became effective upon completion of the IPO and serves as the successor to the 2015 Plan. 10,756,784 shares of common stock are reserved under the 2021 Plan, of which 1,402,712 shares remain available for future grants as of September 30, 2026.

Equity Inducement Plan

On December 24, 2025, the Company's board of directors approved the Company's 2025 Inducement Plan (the 2025 Inducement Plan) which permits the granting of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards to employees as an inducement pursuant to Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market, LLC. The 2025 Inducement Plan became effective upon approval. The 2025 Inducement Plan provides for an overall share limit of 1,000,000 shares of common stock. As of September 30, 2026, 352,900 shares remain available for future grants under the 2025 Inducement Plan.

Stock Options

Stock option activity is summarized as follows:

	NUMBER OF STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2025	6,246,920	$4.21	6.79	$13,695
Granted	3,163,264	6.89
Exercised	(251,124)	2.46
Cancelled, forfeited or expired	(94,945)	5.56
Outstanding as of September 30, 2026	9,064,115	$5.18	7.29	$47,888
Exercisable as of September 30, 2026	4,884,505	$3.63	5.78	$33,285
Unvested as of September 30, 2026	4,179,610	$7.00	9.05	$14,603

The 2015 Plan permits participants to use common stock they previously acquired to pay for the exercise of stock options based upon the fair value on the date of exercise. In connection with the exercise of stock options to purchase 306,518 shares of our common stock at an exercise price of $1.46 in 2022, option holders tendered 122,608 shares of our common stock previously acquired in consideration of the full aggregate exercise price in accordance with the terms of the option and the 2015 Plan. The shares tendered are recorded as treasury stock within the Company’s condensed consolidated financial statements at September 30, 2026.

The fair value of stock options granted was estimated on the grant date using the Black-Scholes option pricing model based on the following range of assumptions:

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025
Expected option life (years)	5.00 - 6.08	5.50 - 6.08
Risk-free interest rate	3.62% - 5.14%	3.80% - 4.52%
Expected volatility	116.13% - 120.71%	118.46% - 121.09%
Expected dividend yield	0%	0%

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of the end of the reporting period for options for which the fair value exceeds the exercise price. The intrinsic value of options exercised is calculated as the difference between the fair value of the Company’s common stock on the exercise date and the option's exercise price. The total intrinsic value of stock options exercised during the nine months ended September 30, 2026 and 2025 was $2.3 million and $0.6 million, respectively.

Restricted and Performance Stock Units

Under the terms of the restricted stock unit (RSU) agreements covering the common stock, shares of common stock related to RSUs are subject to time-based vesting. The RSUs will immediately be forfeited to the Company if the relationship between the recipient and the Company ceases.

The aggregate fair value of RSUs that vested during the nine months ended September 30, 2026 and 2025 was zero and $1.7 million, respectively. As of September 30, 2026, there are no unvested or outstanding RSUs.

A summary of the Company's performance stock unit (PSU) activity and related information is as follows:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Unvested at December 31, 2025	—	$—
Granted	300,000	4.95
Vested	—	—
Forfeited	(27,753)	4.95
Unvested at September 30, 2026	272,247	$4.95

Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Research and development	$998	$538	$3,418	$836
General and administrative	1,657	625	3,547	1,691
Total stock-based compensation expense	$2,655	$1,163	$6,965	$2,527

As of September 30, 2026, total unrecognized compensation cost related to the unvested stock-based awards was $24.1 million, including $0.2 million related to PSUs, which is expected to be recognized over a weighted average period of 2.80 years.

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

13. Technology License Agreement

On January 20, 2018, the Company entered into an exclusive option agreement (Option Agreement) with MGB. Pursuant to the Option Agreement, the Company has obtained the exclusive right from MGB to negotiate an exclusive license to make, develop and commercialize rQNestin, a genetically modified oncolytic herpes simplex virus for the treatment of certain types of cancers. Pursuant to the Option Agreement, the Company will support a clinical trial to be conducted at MGB pursuant to the terms of a clinical trial agreement to be negotiated and the Company has committed to remitting $0.8 million in support of such clinical trial over the course of approximately three years. Upon execution of the Option Agreement, the Company remitted a non-refundable fee of $40,000 to MGB to be applied toward the Company’s on-going obligations to reimburse patent expenses. During each of the nine months ended September 30, 2026 and 2025, the Company did not expense any startup and patient fees for clinical trials performed by MGB.

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

As of September 30, 2026, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

16. Net Loss Per Share

Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was computed by dividing net loss by the weighted-average common shares outstanding for the period (in thousands, except share and per share data):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Numerator:	2026	2025	2026	2025
Net loss	$(21,873)	$(11,269)	$(69,639)	$(8,686)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	77,385,453	54,894,347	71,347,891	52,305,013
Net loss per share, basic and diluted	$(0.28)	$(0.21)	$(0.98)	$(0.17)

The Company’s potentially dilutive securities have been excluded from the computation of dilutive net loss per share for the three and nine months ended September 30, 2026 and 2025 as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential shares of common stock from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.

	AS OF SEPTEMBER 30,
	2026	2025
Outstanding warrants for common stock	7,762,350	7,507,708
Outstanding stock options (as converted to common stock)	9,064,115	6,210,224
Unvested performance stock units	272,247	—
	17,098,712	13,717,932

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

In addition to the significant expense categories included within consolidated net loss presented on the Company's condensed consolidated statements of operations and comprehensive loss, see below for disaggregated amounts that comprise research and development and general and administrative expenses:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Operating expenses:
Research and development:
Clinical development	$9,248	$3,847	$27,165	$8,143
Employee-related	5,434	3,666	15,381	8,775
Facility and equipment costs	340	674	1,064	1,542
Nonclinical research	16	117	67	361
Other research and development segment expenses	549	157	1,551	647
Total research and development	15,587	8,461	45,228	19,468
General and administrative:
Employee-related	3,468	1,946	8,523	5,607
Commercial readiness	1,960	1,150	5,703	1,625
Professional and consulting fees	1,236	1,207	4,483	4,445
Other general and administrative segment expenses (1)	730	443	2,074	1,369
Total general and administrative	7,394	4,746	20,783	13,046
Total operating expenses	22,981	13,207	66,011	32,514
Loss from operations	(22,981)	(13,207)	(66,011)	(32,514)
Grant income	23	—	67	—
Interest income	1,816	953	4,810	2,813
Interest expense	(1,591)	(161)	(4,730)	(703)
Change in fair value of warrant liabilities	860	1,146	(3,775)	21,718
Net loss	$(21,873)	$(11,269)	$(69,639)	$(8,686)

(1) Other general and administrative segment expenses primarily consist of insurance, recruiting, occupancy, and information technology costs.

18. Subsequent Events

On October 25, 2026, the Company's board of directors approved an amendment to the 2025 Inducement Plan to increase the number of shares by 1,700,000 shares of common stock effective on approval. The 2025 Inducement Plan, as amended, provides for an overall share limit of 2,700,000 shares of common stock.

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

The immune cells induced by these viral immunotherapies are believed to target patients’ specific tumor antigens, potentially enhancing anti-tumor immune activity in immunologically “hot” tumors while at the same time infiltrating the tumor microenvironment, transforming non-inflamed “cold” tumors with limited immune response into “hot” tumors. While our product candidates are administered directly into the tumor, we have observed systemic immune responses in our nonclinical studies and clinical trials that may indicate the potential of our product candidates to induce systemic immune response against distal, uninjected tumors, also known as an “abscopal” effect.

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

Our most advanced product candidate, aglatimagene besadenovec (referred to herein as aglatimagene), is an off-the-shelf engineered adenovirus product candidate, administered in conjunction with the prodrug valacyclovir, and has generated promising clinical activity across a range of solid tumor indications. Aglatimagene is being studied in the following ongoing clinical trials:

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
▪
The median follow-up time for the recruited population was 50.3 months. The primary outcome measure, DFS, was a time-to-event endpoint defined as the time from randomization to the first occurrence of local or regional recurrence, distant metastasis, or death from any cause. Local recurrence included histologically confirmed evidence of prostate cancer detected through protocol-specified prostate biopsies performed approximately two years after completion of radiation therapy.
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
•
This result was supported by several secondary and exploratory endpoints:
o
Statistically significant improvement in prostate cancer-specific DFS (exclusion of non-prostate cancer related deaths) in the aglatimagene arm vs. placebo (p=0.0046; HR 0.62, 95% CI 0.44 to 0.87)
o
Exploratory subset analysis showed that trends toward improvement in prostate cancer-specific DFS were observed, independent of the use of short-term ADT and independent of the type of EBRT (conventional EBRT vs. moderate hypofractionated EBRT)
o
Statistically significant increase in the proportion of patients achieving a prostate-specific antigen (PSA) nadir (<0.2 ng/ml) in the aglatimagene arm compared to the placebo control arm (67.1% vs. 58.6%, respectively; p=0.0164)
o
An exploratory analysis demonstrated a statistically significant increase in the proportion of patients with negative post-treatment prostate biopsies performed 22–26 months after completion of radiation therapy (80% in the aglatimagene arm versus 63% in the control arm; p=0.0018), accompanied by a corresponding reduction in the proportion of patients with positive biopsies (20% versus 37%, respectively).
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
▪
In May 2026, we announced updated clinical data on prostate cancer-specific outcomes (prostate cancer-specific DFS, time to biochemical failure, time to metastasis, and time to salvage anti-cancer therapy) from extended follow-up (data cutoff March 15, 2026) of the phase 3 trial during a plenary oral presentation at the American Urological Association (AUA) 2026 Annual Meeting (Garzotto M et al.J Urol 2026; 215: e1).

•
Among the 745 patients enrolled in the randomized, double-blind, placebo-controlled trial, the aglatimagene arm exhibited a 39% improvement in prostate cancer-specific disease-free survival (PCa-specific DFS) compared to placebo after a median follow-up of 58.0 months.
•
We observed consistently favorable trends in the ITT population across all secondary and exploratory endpoints, including time to biochemical failure (TTBF), time to metastasis (TTM), rate of metastasis, and time to salvage anti-cancer therapy (time to new treatment (TTNT)), when comparing the aglatimagene arm with placebo, on top of standard-of-care radiotherapy.
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
▪
In September 2026, we presented novel biomarker data from the phase 3 trial during the ASTRO 2026 Annual Meeting. AI-enabled digital pathology analysis of post-treatment prostate biopsies demonstrated that aglatimagene plus external beam radiation therapy significantly increased overall lymphocytic fraction compared to radiation therapy alone (p=0.048), while both treatment arms showed increased lymphocyte infiltration following radiation therapy (p<0.001). The analysis included 622 pretreatment and 427 post-treatment biopsies evaluable by digital pathology. In paired biopsies from patients with residual tumor following treatment (n=108; aglatimagene n=62, control n=46), aglatimagene was associated with significantly greater increases in intratumoral lymphocyte fraction (p=0.006), lymphocyte–tumor enrichment (p=0.003), and lymphocyte–tumor mixing (p<0.001) compared with the control arm.
▪
We are in ongoing dialogue with the FDA regarding the submission of a Biologics License Application (BLA) for aglatimagene in prostate cancer. Due to timelines associated with certain assay refinement, we currently plan to submit this BLA in the middle of 2027 pending the result of that dialogue.
o
A phase 2 randomized, double-blind, placebo-controlled clinical trial in the United States evaluating patients with low- to intermediate-risk, localized prostate cancer undergoing active surveillance. We completed enrollment of this trial in May 2019.
▪
In December 2024, we reported that this phase 2 clinical trial of aglatimagene monotherapy in 190 patients with low- to intermediate-risk localized prostate cancer undergoing active surveillance showed a trend toward improvement in time to radical treatment and the percentage of patients achieving negative (prostate cancer-free) biopsies at 1-year post-treatment. However, these differences did not reach statistical significance, which might be explained by 1) the fact that the study was not statistically powered for the primary endpoint (progression-free survival), 2) ~70% of patients had low-risk disease (which makes it more difficult to detect a treatment effect), 3) patients received only 2 administrations of aglatimagene rather than 3 as used in the phase 3 clinical trial described above, and 4) patients did not receive radiotherapy (nonclinical models of prostate cancer have shown synergy between aglatimagene and radiotherapy in this specific indication). Aglatimagene was generally well tolerated. The most common aglatimagene-related adverse events were flu-like symptoms, fever and chills, which were generally mild to moderate in severity and self-limited.
o
We have initiated a phase 2a, open-label, multicenter study (PrTK05) evaluating biomarkers of immune response, biodistribution, and viral shedding following administration of aglatimagene plus valacyclovir in men with localized, intermediate-risk prostate cancer scheduled to receive external beam radiation therapy (EBRT), with or without short-term androgen deprivation therapy (ADT). The study is designed to enroll up to 45 patients, including 30 in the aglatimagene treatment arm and 15 in the control arm, receiving EBRT with or without ADT alone. Blood, urine, and semen samples will be collected at prespecified time points to support biomarker, biodistribution, and shedding analyses.
▪
In November 2026, we presented novel immunological biomarker data from this phase 2 clinical trial at the Society for Immunotherapy of Cancer (SITC) Annual Meeting. Analysis of serial blood samples showed evidence of systemic immune activation following intraprostatic administration of aglatimagene. At the time of data cutoff, flow-cytometry analyses included up to 17 patients treated with aglatimagene plus SoC and up to seven patients in a concurrently enrolled SoC-only cohort. Key findings included significant increases in circulating CD8+ T-cell populations at assessments performed 2–6 weeks after the first aglatimagene injection (p<0.01), including central memory T cells, effector memory T cells, and proliferating CD8+ Ki67+ GZMB+ cytotoxic T cells. No corresponding increases were observed in these populations in the SoC-only cohort. Serum levels of granzyme A, granzyme B, and perforin also increased 2–3 weeks after the first aglatimagene injection. Biodistribution and shedding analyses demonstrated transient detection of aglatimagene in peripheral blood following intraprostatic administration, with no detectable aglatimagene in urine samples collected at weeks 16–18. These findings are consistent with transient systemic biodistribution and viral shedding following intraprostatic administration.
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
▪
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
▪
In March 2026, we announced updated data on OS including data on long-term survival and biomarker analysis from the phase 2a clinical trial:
•
Among the 46 patients who received two administrations of aglatimagene (per-protocol population), 23 patients (50%) remained alive at 24 months. Additionally, 16 patients (35%) survived beyond 30 months, 12 patients (26%) survived beyond 36 months, 11 patients (24%) survived beyond 40 months, and 6 patients (13%) exceeded 50 months of survival.
•
Histologic analysis of available baseline and tumor biopsies demonstrated that among evaluable patients surviving beyond 24 months and with PD-L1 status available, (17/20) 85% had baseline PD-L1 TPS below 50% (a population typically less responsive to ICI).
•
mOS was 25.4 months among 46 evaluable patients who received two courses of aglatimagene (per-protocol population; cohorts 1 and 2). Among evaluable patients with progressive disease at baseline despite prior ICI therapy (cohort 2, n=41), mOS was 21.5 months, and 25.4 months in patients within cohort 2 with non-squamous histology (n=33).
•
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
•
No grade 4 treatment-related adverse events or treatment-related deaths were reported. Most treatment-related adverse events were grade 1-2; 10/73 patients (13.7%) experienced grade 3 treatment-related adverse events. Six patients discontinued because of adverse events, including two with events considered possibly related to treatment (including ongoing ICI).
▪
In October 2026, the Company announced publication of the results of this phase 2a trial of aglatimagene in NSCLC (Aggarwal C et al. J Immunother Cancer 2026;14:e015821).
▪
In November 2026, additional biomarker data were presented at the SITC Annual Meeting in a poster presentation titled, “Multi-omics analyses reveal intratumoral and systemic immune activation to aglatimagene + valacyclovir related to improved survival in patients with progressive NSCLC despite ICI treatment”.
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

Our lead HSV-based product candidate, linoserpaturev, is currently being evaluated in an ongoing investigator-sponsored phase 1b clinical trial in the initial target indication of recurrent high-grade glioma (HGG). Patients recruited in this study have previously failed SoC treatment and have a poor prognosis (expected overall survival < 6-9 months).

In October 2023, we published an article (Ling AL et al. Nature 2023;623:157-166) that reported extended overall survival associated with immune activation in patients with recurrent HGG treated with linoserpaturev. Notably, data reported an increased survival in the 66% of patients with positivity for anti-HSV1 antibodies (mOS of 14.2 months). Immune status was positively associated with survival both in patients with pre-existing HSV1 antibodies (pre-treatment) and in 33% of patients who, while negative at baseline, developed anti-HSV1 antibodies after a single injection of linoserpaturev. Evidence of anti-tumor activity was observed in both injected and uninjected lesions in patients with multifocal disease. Meaningful antitumor responses were observed in both arm A and arm B of this study. Analysis of post-treatment samples demonstrated evidence of persistent HSV antigen expression and replication in both injected and uninjected tumor tissue associated with CD8+ T cell infiltration. The extent of immune activation, measured by gene profiling and quantification of immune cells in post-treatment specimens, was associated with the presence of anti-HSV1 antibodies and survival. Survival was also associated with the diversity of the T cell repertoire in circulating T cells, suggesting that patients who were able to mount a diverse immune response against the virus and tumor antigens released during the oncolytic process after linoserpaturev administration, had improved survival.

In February 2024, we announced that the FDA granted Fast Track Designation for linoserpaturev for the treatment of patients with recurrent HGG to improve overall survival. In May 2024, we also announced that the FDA granted Orphan Drug Designation for linoserpaturev for the treatment of recurrent HGG.

In November 2024, during the SITC Annual Meeting, we presented data demonstrating the antitumor activity of linoserpaturev in nonclinical models of melanoma, a tumor characterized by high Nestin expression, frequent loss-of-function in CDKN2A, and alterations in the Ras-Raf signaling pathway. This data supports the potential to expand the evaluation of linoserpaturev into tumors beyond recurrent HGG, creating a potential pipeline in a product.

We completed enrollment for the extension cohort of the clinical trial (arm C), in which patients with recurrent glioblastoma received a repeat dosing regimen of linoserpaturev (up to six injections over four months). Clinical data from arm C will help evaluate whether multiple injections could further improve survival. This clinical trial extension is supported by the Break Through Cancer foundation.

In October 2024, at the 16th Annual International Oncolytic Virotherapy Conference (IOVC), we presented initial clinical and biomarker data from Arm C of the linoserpaturev trial, and reported improved survival compared to historical controls in patients who received multiple injections of linoserpaturev. Post-treatment longitudinal biopsies showed a near absence of tumor cells with dense lymphocyte infiltration, particularly in patients with post-treatment MRI enhancement, consistent with radiologic pseudo-progression. These findings were published in more detail in Science Translational Medicine in October 2025 (Ling AL et al. Sci Transl Med 2025;17:eadv2881), based on analysis of 97 serial tumor biopsies from 2 patients in arm C. Serial brain biopsy samples showed extensive immune-mediated remodeling of the tumor microenvironment after linoserpaturev administration, characterized by dense lymphocyte infiltration and extensive tumor cell death. One patient achieved a complete pathological response, with clearance of tumor cells from post-treatment biopsies. In contrast, MRI scans for both patients showed apparent tumor enlargement (pseudo-progression), underscoring that conventional imaging criteria may underestimate linoserpaturev’s anti-tumor activity. These results illustrate the limitations of conventional imaging in evaluating the response to viral immunotherapy in glioblastoma and highlight the importance of overall survival data, supported by histology, in this indication.

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

In November 2026, we presented updated median overall survival data from Arm A, Arm B, and Arm C of its phase 1b clinical trial of linoserpaturev in patients with recurrent high-grade glioma at the SITC Annual Meeting. In Arms A+B ( single administration cohorts), median overall survival was 12.0 months (95% CI, 8.28-14.4), with median follow-up of 68.6 months. Eleven of 50 patients (22%) were alive at 18 months, eight (16%) at 24 months, five (10%) at 36 months, and two (4%) at 48 months. In Arm C, 12 patients with recurrent glioblastoma received up to six administrations of linoserpaturev. Median overall survival was 14.3 months (95% CI, 8.9 months-not reached), with median follow-up of 15.3 months. Five of 12 patients remained alive at the July 13, 2026 efficacy cutoff. The survival data for Arm C remain immature, as six patients had only recently initiated treatment and limited follow-up was matured at the time of data cutoff.

We have also designed additional novel viral immunotherapy candidates using our proprietary enLIGHTEN™ Discovery Platform, a systematic, iterative HSV-based discovery platform leveraging human biology, and advanced analytics to create new viral immunotherapy candidates for solid tumors.

In November 2023, during the SITC 2023 Annual Meeting, we presented two posters describing the key elements of the platform and the development of the first experimental agent from the enLIGHTEN™ Discovery Platform. The first agent based on enLIGHTEN™, Alpha-201 Macro1, is an investigational viral immunotherapy designed to interfere with the CD47/SIRPα pathway and activate innate immune surveillance. Results demonstrated monotherapy activity of this agent following local administration in a nonclinical model of lung and breast cancer. Additional nonclinical data presented at SITC confirmed the capability of the enLIGHTEN™ Advanced Analytics suite to predict optimal gene payload combinations to arm viral vectors, enabling the design of potential combination therapeutics to overcome tumor resistance especially in cancers resistant to immune checkpoint inhibitor treatment.

In April 2024, during the American Association for Cancer Research's 2024 Annual Meeting, we presented data on a second nonclinical candidate from the enLIGHTEN™ Discovery Platform, a first-in-class multimodal immunotherapy for induction of tertiary lymphoid structures, being developed as a novel therapeutic strategy for solid tumors. Data presented included nonclinical in vivo evidence of monotherapy activity of this nonclinical candidate as well as activity when administered in combination with immune checkpoint inhibitors (improved survival as compared to PD-1 only treated mice).

In October 2024, during the 16th Annual IOVC, we presented data on a novel biological multimodal therapeutic from the enLIGHTEN™ Discovery Platform, the third nonclinical candidate, encoding IL-12 and IL-15. Data included the ability of this asset to induce expansion and activation of natural killer and CD8+ T cells, resulting in significant inhibition of tumor growth and tumor regression in two different tumor models.

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

On August 5, 2022, we filed a shelf registration statement on Form S-3 (as amended to date, the 2022 Shelf) with the SEC, which covered the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the 2022 Shelf (the 2022 ATM Program). The 2022 Shelf was declared effective by the SEC on August 12, 2022 and expired on August 12, 2025. As of August 12, 2025, we had sold and issued 3,923,829 shares of common stock under the 2022 ATM Program, for total net proceeds of $20.9 million.

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

On August 14, 2025, we filed a shelf registration statement on Form S-3 (the 2025 Shelf) with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the 2025 Shelf (the 2025 ATM Program). The 2025 Shelf was declared effective by the SEC on August 22, 2025. As of September 30, 2026, we had completed the 2025 ATM Program, having sold and issued 4,947,886 shares of common stock for total net proceeds of $48.5 million.

On February 23, 2026, we issued and sold 18,348,624 shares of common stock at a price to the public of $5.45 per share for aggregate gross proceeds of approximately $100 million (the 2026 Follow-On Offering). We received approximately $93.5 million in net proceeds from the 2026 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses.

Our cash and cash equivalents were $203.1 million as of September 30, 2026. We believe our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2028.

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

Periphagen. On December 9, 2019, we entered into a series of agreements, including an exclusive license agreement, a novation agreement, an equipment purchase agreement and an intellectual property assignment agreement, collectively the Periphagen Agreements, with Periphagen, whereby we acquired certain assets and licensed certain rights (including specified patent rights and know-how, or the Licensed IP Rights) of Periphagen, primarily consisting of exclusive rights to their technology platform and a portfolio of nonclinical, development stage virus vectors. The primary classes of assets are HSV-derived assets expressing neurotrophin-3 (or NT-3 Assets) and other HSV-derived assets (Gene Transfer Neuro-Assets). Under the license agreement, Periphagen granted us a worldwide exclusive license with the right to grant sublicenses through multiple tiers under the Licensed IP Rights to conduct research and to develop, make, have made, use, have used, offer for sale, have sold, export and import products incorporating the Licensed IP Rights in all fields of use except the treatment, diagnosis, and prevention of nononcologic skin diseases and conditions (including use as an aesthetic).

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
•
expenses incurred under agreements with third party clinical sites, contract research organizations, and other vendors for the treatment and follow-up for patients enrolled in our clinical trials;
•
the cost of acquiring and manufacturing nonclinical study materials, including manufacturing registration and validation batches;
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

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support our continued clinical development, manufacturing, and potential commercial activities. We expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.

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

Management has considered our history of cumulative net losses incurred since inception, as well as our lack of product revenue since inception, and has determined that it is more likely than not that we will not realize the benefits of its deferred tax assets. As a result, a full valuation allowance has been established at September 30, 2026 and December 31, 2025.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2026	2025	CHANGE
Operating expenses:
Research and development	$15,587	$8,461	$7,126
General and administrative	7,394	4,746	2,648
Total operating expenses	22,981	13,207	9,774
Loss from operations	(22,981)	(13,207)	(9,774)
Grant income	23	—	23
Interest income	1,816	953	863
Interest expense	(1,591)	(161)	(1,430)
Change in fair value of warrant liabilities	860	1,146	(286)
Net loss	$(21,873)	$(11,269)	$(10,604)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE
	2026	2025	(DECREASE)
Clinical development	$9,248	$3,847	$5,401
Employee-related	5,434	3,666	1,768
Recruiting	296	—	296
Occupancy	192	154	38
Depreciation and loss on the sale of fixed assets	148	520	(372)
Nonclinical research	16	117	(101)
Other	253	157	96
	$15,587	$8,461	$7,126

Research and development expenses increased $7.1 million from $8.5 million for the three months ended September 30, 2025 to $15.6 million for the three months ended September 30, 2026. The increase was primarily attributable to a $5.4 million increase in clinical development costs driven by increased clinical trial, manufacturing and regulatory costs for aglatimagene programs, and a $1.8 million increase in employee-related expenses due to higher headcount and increased stock-based compensation expense.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE
	2026	2025	(DECREASE)
Employee-related	$3,468	$1,946	$1,522
Commercial readiness	1,960	1,150	810
Professional and consulting fees	1,236	1,207	29
Insurance	244	235	9
Information technology costs	115	38	77
Recruiting	112	—	112
Occupancy	56	41	15
Other	203	129	74
	$7,394	$4,746	$2,648

General and administrative expenses increased $2.7 million from $4.7 million for the three months ended September 30, 2025 to $7.4 million for the three months ended September 30, 2026. The increase was primarily attributable to a $1.5 million increase in employee-related expenses due to increased stock-based compensation expense and increased payroll related costs from higher headcount and a $0.8 million increase in commercial readiness costs due to increased investments in launch preparation insight gathering, stakeholder engagement, and commercial consulting expenses.

Interest Income

Interest income was $1.8 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively, and represents earnings on our cash equivalents. The increase in interest income is the result of interest being generated on a higher average cash equivalents balance for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Interest Expense

Interest expense was $1.6 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and represents interest expense on our outstanding debt obligations. The increase in interest expense is primarily the result of higher outstanding balance on the term loan payable under the Trinity LSA.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities decreased by $0.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, reflecting a $0.9 million gain for the three months ended September 30, 2026 compared to a $1.1 million gain for the three months ended September 30, 2025. Changes in the fair value of the warrant liabilities are primarily driven by changes in the underlying value of our common stock, the remaining contractual term and volatility.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	CHANGE
Operating expenses:
Research and development	$45,228	$19,468	$25,760
General and administrative	20,783	13,046	7,737
Total operating expenses	66,011	32,514	33,497
Loss from operations	(66,011)	(32,514)	(33,497)
Grant income	67	—	67
Interest income	4,810	2,813	1,997
Interest expense	(4,730)	(703)	(4,027)
Change in fair value of warrant liabilities	(3,775)	21,718	(25,493)
Net loss	$(69,639)	$(8,686)	$(60,953)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE
	2026	2025	(DECREASE)
Clinical development	$27,165	$8,143	$19,022
Employee-related	15,381	8,775	6,606
Occupancy	601	446	155
Recruiting	553	217	336
Depreciation, impairment, and loss on the sale of fixed assets	463	1,096	(633)
Nonclinical research	67	361	(294)
Other	998	430	568
	$45,228	$19,468	$25,760

Research and development expenses increased $25.7 million from $19.5 million for the nine months ended September 30, 2025 to $45.2 million for the nine months ended September 30, 2026. The increase was primarily attributable to a $19.0 million increase in clinical development costs driven by increased clinical trial, manufacturing and regulatory costs for aglatimagene programs, and a $6.6 million increase in employee-related expenses due to higher headcount and increased stock-based compensation expense.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE
	2026	2025	(DECREASE)
Employee-related	$8,523	$5,607	$2,916
Commercial readiness	5,703	1,625	4,078
Professional and consulting fees	4,483	4,445	38
Insurance	689	766	(77)
Recruiting	482	—	482
Information technology costs	247	99	148
Occupancy	167	139	28
Other	489	365	124
	$20,783	$13,046	$7,737

General and administrative expenses increased $7.8 million from $13.0 million for the nine months ended September 30, 2025 to $20.8 million for the nine months ended September 30, 2026. The increase was primarily attributable to a $4.1 million increase in commercial readiness costs due to increased investments in launch preparation insight gathering, stakeholder engagement, and commercial consulting expenses and a $2.9 million increase in employee-related expenses due to increased stock-based compensation expense and increased payroll related costs from higher headcount.

Interest Income

Interest income was $4.8 million and $2.8 million for the nine months ended September 30, 2026 and 2025, respectively, and represents earnings on our cash equivalents. The increase in interest income is the result of interest being generated on a higher average cash equivalents balance for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Interest Expense

Interest expense was $4.7 million and $0.7 million for the nine months ended September 30, 2026 and 2025, respectively, and represents interest expense on our outstanding debt obligations. The increase in interest expense is primarily the result of higher outstanding balance on the term loan payable under the Trinity LSA.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities decreased by $25.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, reflecting a $3.8 million loss for the nine months ended September 30, 2026 compared to a $21.7 million gain for the nine months ended September 30, 2025. Changes in the fair value of the warrant liabilities are primarily driven by changes in the underlying value of our common stock, the remaining contractual term and volatility.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials for our product candidates, developing our manufacturing capabilities which may include the cost of establishing a relationship with contract manufacturers to support commercial launch of our product candidate aglatimagene and costs associated with equipping our laboratory and manufacturing facility to support clinical trials and commercialization and providing general and administrative support for our operations, including the cost associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. As of September 30, 2026, we had cash and cash equivalents of $203.1 million. Based on current plans and assumptions, including increased planned investment in our clinical development and commercialization readiness activities, we continue to expect that our existing cash and cash equivalents will be sufficient to fund our current operating plan into the second quarter of 2028. We will require additional capital to commercialize aglatimagene in early localized prostate cancer, to support enrollment and conduct the phase 3 trial for aglatimagene in NSCLC, and to advance the development of linoserpaturev beyond the current trials.

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from government grants and proceeds from the sale of convertible notes, common stock, and our convertible preferred stock. As of September 30, 2026, we have raised approximately $436.5 million of gross proceeds from such transactions, including $15.9 million of government grants, $66.1 million from the sale of convertible preferred stock, $351.6 million from the sale of our common stock and accompanying pre-funded warrants, and $2.9 million from stock option exercises. Our cash and cash equivalents totaled $203.1 million as of September 30, 2026. We had $48.2 million of debt as of September 30, 2026.

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

On August 14, 2025, we filed the 2025 Shelf with the SEC, which covers the offering, issuance, and sale by us of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the 2025 Shelf. The 2025 Shelf was declared effective by the SEC on August 22, 2025. As of September 30, 2026, we had completed the 2025 ATM Program, having sold and issued 4,947,886 shares of common stock for total net proceeds of $48.5 million.

As market conditions permit, we may offer and sell securities under the 2025 Shelf in order to fund our operations or provide additional liquidity.

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

The Trinity LSA contains customary affirmative and negative covenants, including with respect to notice obligations, limitations on new indebtedness, liens, investments and transactions with our affiliates, restrictions on the payment of dividends, maintenance of collateral and accounts and maintenance of insurance. The Trinity LSA also contains financial covenants requiring, if our market capitalization is less than $550 million, we maintain minimum cash and cash equivalents pledged to secure the obligations under the Trinity LSA, less certain accounts payable, of at least (i) beginning from July 1, 2026 through the date, that we have raised at least $93.5 million in unrestricted net cash proceeds from one or more bona fide equity financings and/or upfront proceeds from business development after the Closing Date, 67.5% of all of the aggregate principal amount of outstanding obligations under the Trinity LSA, and (ii) beginning from the earlier of (x) October 1, 2027 and (ii) the date upon which we receive written notice of certain regulatory outcomes, through the date that we obtain certain regulatory approvals, 75% of the aggregate outstanding principal amount of the obligations under the Trinity LSA.

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

As of September 30, 2026, we had an accumulated deficit of $300.0 million and have not generated any product sales. We do not know when, or if, we will generate revenue from product sales. We will not generate significant revenue from product sales unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical and contract manufacturing costs, legal and other regulatory expenses, launch and commercial readiness costs, and general overhead costs. We expect that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to risks in the development of our products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025
Net cash used in operating activities	$(58,338)	$(27,743)
Net cash used in investing activities	(885)	(151)
Net cash provided by financing activities	142,608	12,203
Net increase (decrease) in cash, cash equivalents and restricted cash	$83,385	$(15,691)

Cash Flows for the nine months ended September 30, 2026 and 2025

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $58.3 million, consisting primarily of net loss of $69.6 million partially offset by non-cash charges of $12.6 million, primarily related to $7.0 million of non-cash stock compensation and $3.8 million change in the fair value of our warrant liabilities. Net cash used in operating activities was also impacted by $1.3 million in changes in operating assets and liabilities, primarily driven by an increase of $2.8 million in prepaid expenses and other current assets, partially offset by an increase of $1.5 million in accounts payable.

Net cash used in operating activities for the nine months ended September 30, 2025 was $27.7 million, consisting primarily of a net loss of $8.7 million and non-cash income of $17.7 million, primarily related to the $21.7 million change in the fair value of our warrant liability and partially offset by $2.5 million of non-cash stock compensation. Net cash used in operating activities was also impacted by $1.4 million in changes in operating assets and liabilities, primarily driven by an increase of $1.7 million in prepaid expenses and other current assets and a decrease of $0.4 million in lease liability, partially offset by an increase of $0.8 million in accounts payable.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $0.9 million and consisted primarily of the purchase of fixed assets.

Net cash used in investing activities for the nine months ended September 30, 2025 was $0.2 million and consisted primarily of the purchase of fixed assets.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $142.6 million and consisted primarily of $93.5 million of net proceeds from the issuance of common stock in the 2026 Follow-On Offering and $48.5 million of net proceeds from the issuance of common stock under our 2025 ATM Program.

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
•
pursue the nonclinical and clinical development of other product candidates using our enLIGHTEN™ Discovery Platform, an HSV-based platform; and
•
expand our operational, financial, and management systems and increase personnel, including personnel to support our operations as a public company.

We believe that our existing cash and cash equivalents as of September 30, 2026, will enable us to fund our operating expenses and capital expense requirements into the second quarter of 2028. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

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
•
the progress, costs, and results of our additional research and nonclinical development programs;
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

Contractual Obligations and Commitments

Our primary contractual obligations are our facility lease, the Loan Agreement with Trinity, and the Periphagen Note. The table below summarizes the contractual obligations that will become due as of September 30, 2026 (in thousands):

	PAYMENTS DUE BY PERIOD
	(in thousands)
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS
Operating lease obligation (1)	$1,819	$609	$1,210	$—
Loan Agreement with Trinity (2)	67,909	4,994	30,796	32,119
Periphagen Note (3)	1,352	—	1,352	—
Total	$71,080	$5,603	$33,358	$32,119

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

During the three and nine months ended September 30, 2026, there were no material changes to our critical accounting estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2025. For a full discussion of these estimates, see “Critical Accounting Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated under the laws of the State of Delaware in June 2003. Since inception, we have focused substantially all of our efforts and financial resources on raising capital and developing our initial product candidates. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors in private equity financings and from the proceeds of the sale of our common stock and accompanying pre-funded warrants. From our inception through September 30, 2026, we raised an aggregate of $417.7 million of gross proceeds from such transactions. In addition, in February 2022, we borrowed $20.0 million under the four-year loan and security agreement (the SVB Loan Agreement) with Silicon Valley Bank (SVB). On October 14, 2025, we entered into a Loan and Security Agreement, as amended by that certain First Amendment to Loan and Security Agreement dated as of March 10, 2026 (the Trinity LSA), with the lenders party thereto and Trinity Capital Inc. (Trinity), as administrative agent and collateral agent and in October 2025 we borrowed $50.0 million under the Trinity LSA pursuant to the First Tranche at closing. We used a portion of the proceeds from the First Tranche of the Trinity LSA to repay the SVB Loan Agreement in full on October 14, 2025. As of September 30, 2026, our cash and cash equivalents were $203.1 million. We had an accumulated deficit of $300.0 million as of September 30, 2026. For the nine months ended September 30, 2026 and 2025, we reported net loss of $69.6 million and $8.7 million, respectively. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to do so in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

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
•
the cost of manufacturing our product candidates, which may vary depending on the quantity of production, and the success of achieving clinical-scale manufacturing operations internally or through CDMOs and commercial manufacturing at third-party manufacturers;
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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our product candidates, and we do not expect to generate any revenue from the sale of products in the near future. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell, one or more of our product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•
successfully complete our ongoing and planned nonclinical studies and clinical trials for our viral immunotherapy programs;
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

We expect that our existing cash and cash equivalents will be sufficient to fund our current operating plan into the second quarter of 2028. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•
the scope, progress, results and costs of product discovery, nonclinical and clinical development, laboratory testing, manufacturing and clinical trials for the development of aglatimagene, linoserpaturev, or our other potential product candidates;
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

Identifying potential product candidates and conducting nonclinical development testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for the foreseeable future, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

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

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

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

Our nonclinical studies and clinical trials may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval, and commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, including aglatimagene, linoserpaturev or any other product candidates we develop, we must demonstrate the safety and efficacy of our product candidates for use in each target indication through lengthy, complex, and expensive nonclinical studies and clinical trials. Failure can occur at any time during the nonclinical study and clinical trial processes and there is a high risk of failure, so we may never succeed in developing marketable products. Any nonclinical studies or clinical trials that we may conduct may not demonstrate the safety and efficacy necessary to obtain regulatory approval to market any of our product candidates. If the results of our ongoing or future nonclinical studies and clinical trials are inconclusive with respect to the safety or efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different nonclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. While we are currently in early stages of clinical development for linoserpaturev, it is likely, as is the case with many oncology therapies, that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Success in nonclinical studies and early clinical trials does not ensure that later clinical trials will be successful. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials. As we commence new clinical trials and continue our ongoing clinical trials, issues may arise that could suspend or terminate such clinical trials. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after positive results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Notwithstanding any potential promising results in earlier studies and trials, we cannot be certain that we will not face similar setbacks. In addition, the results of our nonclinical animal studies, including our oncology mouse studies and other animal studies, may not be predictive of the results of outcomes in human clinical trials. For example, our oncology product candidates that are in nonclinical development may demonstrate different chemical and biological properties in patients than they do in laboratory animal studies or may interact with human biological systems in unforeseen or harmful ways.

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

We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. Few viral immunotherapies have been approved globally or by the FDA to date. While talimogene laherparepvec (Imlygic, Amgen), nadofaragene firadenovec-vncg (Adstiladrin, Ferring Pharmaceuticals), and vusolimogene oderparepvec-wtpg (Tudriqev, Replimune) have received FDA approval, regulatory agencies have reviewed relatively few viral immunotherapy product candidates such as aglatimagene and linoserpaturev. This may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our product candidates. Further, any viral immunotherapies that are approved may be subject to extensive post-approval regulatory requirements, including requirements pertaining to manufacturing, distribution and promotion. We may need to devote significant time and resources to compliance with these requirements.

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

Many of the companies we compete against or may compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in concentration of even more resources among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and enrolling subjects for our clinical trials and in acquiring technologies complementary to, or necessary for, our programs.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. These regulatory requirements may require us to amend our clinical trial protocols, including to comply with the protocols of any applicable SPA we receive from the FDA; conduct additional nonclinical studies or clinical trials that may require regulatory or independent IRB approval; or otherwise cause delays in obtaining approval or rejection of an application. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to generate revenue from the particular product candidate, which may materially harm our business, financial condition, results of operations, stock price and prospects.

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other studies. In addition, varying interpretations of the data obtained from nonclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. The number and types of nonclinical studies and clinical trials that will be required for regulatory approval also varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, and there may be varying interpretations of data obtained from nonclinical studies or clinical trials, any of which may cause delays or limitations in the approval or a decision not to approve an application. For example, regulatory authorities may question the clinical relevance of data derived from our clinical trials because of evolving standards of care and contemporary disease management guidelines. Additionally, in June 2026, the FDA issued revised draft guidance clarifying how a sponsor can rely on one scientifically rigorous adequate and well-controlled clinical investigation with confirmatory evidence to satisfy the statutory substantial evidence of effectiveness standard. The FDA retains broad discretion to require additional clinical data for any product candidate, including a second adequate and well-controlled clinical trial. It is possible that aglatimagene, linoserpaturev and future product candidates will never obtain the appropriate regulatory approvals necessary for us to commence product sales.

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

Aglatimagene, linoserpaturev or future product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any. Serious adverse events or undesirable side effects caused by aglatimagene, linoserpaturev and future product candidates could cause us, IRBs, and other reviewing entities or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. For example, if concerns are raised regarding the safety of a new therapeutic as a result of undesirable side effects identified during clinical or nonclinical testing, or if the FDA has a different interpretation of the safety data from our clinical trials than we do, the FDA or comparable foreign regulatory authority may order us to cease further development, decline to approve the product candidate or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the product candidate. The FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, may also require, or we may voluntarily develop, strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, or the monitoring of safety data by a data monitoring committee, among other strategies. For example, patients enrolled in our ongoing clinical trials of aglatimagene and linoserpaturev have experienced mild to moderate adverse events, consisting mainly of flu-like symptoms and injection site reactions. In response to these adverse events, we have implemented prophylactic measures, including intravenous fluids, antiemetics and antipyretics. The FDA’s or a comparable foreign regulatory authority’s requests for additional data or information could also result in substantial delays in the approval of aglatimagene, linoserpaturev and future product candidates.

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

We are not permitted to market or promote or sell aglatimagene, linoserpaturev or any future product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval. Securing marketing approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by the regulatory authorities. If we do not receive approval from the FDA and comparable foreign regulatory authorities for any of aglatimagene, linoserpaturev and future product candidates, or if our ongoing or future interactions with the FDA or other regulatory authorities do not result in such agency’s agreement with our approach to seek approval for aglatimagene, linoserpaturev and future product candidates, we will not be able to commercialize such product candidates in the United States or in other jurisdictions. If significant delays in obtaining approval for and commercializing such product candidates occur in any jurisdictions, our business, financial condition, results of operations, stock price and prospects will be materially harmed. Even if aglatimagene, linoserpaturev and future product candidates are approved, they may:

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

As product candidates are developed through nonclinical studies to later-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause aglatimagene, linoserpaturev or any future product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Changes in third-party manufacturers and manufacturing processes may also require additional testing, or notification to, or approval by the FDA or a comparable foreign regulatory authority. Such changes could be further delayed due to development of clinical-scale manufacturing and commercial-scale manufacturing operations. This could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of aglatimagene, linoserpaturev and future product candidates and jeopardize our ability to commence product sales and generate revenue.

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

The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created an abbreviated approval pathway for biologic products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own nonclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty.

We believe that any of our product candidates approved as a biologic product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened or unavailable due to congressional action, a determination that approval of one of our candidates does not constitute “first licensure” or otherwise, or that the FDA will not consider our investigational medicines to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, biosimilars compete with, and in some circumstances may be deemed under state law to be substitutable for, the previously approved reference product. FDA guidance issued in 2024 discussed the potential for sponsors to demonstrate interchangeability without conducting switching studies. FDA guidance issued in 2025 discussed the potential for sponsors to demonstrate biosimilarity without comparative efficacy studies. These or similar efforts, even if such guidance remains in draft form, may increase the risk of competition for our biologic product candidates. The approval of a biosimilar of our product candidate could have a material adverse impact on our business due to increased competition and pricing pressure.

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
•
the availability of capital.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical and biologic products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. For example, CMS has finalized the Global Benchmark for Efficient Drug Pricing (GLOBE) model, effective November 30, 2026, and has separately proposed the Guarding U.S. Medicare Against Rising Drug Costs (GUARD) model, and the GENErating cost Reductions fOr U.S. Medicaid (GENEROUS) model, each of which seeks to incorporate most-favored-nation (MFN) drug pricing into Medicare and Medicaid. These models, and any additional CMS rulemaking along these lines, could materially impact the Company’s revenue. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

The GDPR imposes stringent requirements for controllers and processors of personal data of individuals within the European Economic Area (the EEA) or the UK. The GDPR applies to any company established in the EEA or UK as well as to those outside the EEA or UK if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or UK or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA Member States and the UK governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern relying on a legal basis or condition for the processing of personal data, and stricter requirements relating to processing sensitive data (such as health data), where required obtaining the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the

EEA or the UK, security breach notifications, security and confidentiality of the personal data, requiring data protection impact assessments for high-risk processing, taking certain measures when engaging third-party processors, and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (£17.5 million under the UK GDPR) or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR also provides rights for data subjects to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damage resulting from infringements, including through representative bodies where permitted by applicable law.

The GDPR also imposes restrictions in relation to the international transfer of personal data from the EEA and UK and other countries in respect of which the European Commission or the UK government has not issued a so-called “adequacy decision” or “adequacy regulation” (known as “third countries”), including the United States in certain circumstances, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. This includes putting in place the European Commission’s Standard Contractual Clauses for transfers outside of the EEA and a similar transfer mechanism for transfers of personal data outside of the UK, the International Data Transfer Agreement or Addendum (IDTA). Under both the EU GDPR and the UK GDPR, exporters are also required to assess the risk of the data transfer on a case-by-case basis, including an analysis of the laws in the destination country. Any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our ability to conduct clinical trials and may adversely affect our business and financial position. Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued an adequacy decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data subject to the EU GDPR to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing by virtue of a similar UK adequacy decision.

Despite Brexit, the UK and EEA data protection regimes remain largely aligned. However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA, creating additional regulatory uncertainty. For example, the UK Data (Use and Access) Act 2025 (“UK Act”) has amended the UK’s data protection regime, further differentiating it from the EEA regime. In December 2025, the European Commission adopted a decision determining that the UK continues to provide a level of data protection that is “essentially equivalent” to the EU standards and extended the validity of the UK adequacy decision for six years, through December 2031. While this renewal reduces immediate adequacy concerns, uncertainty remains regarding how UK data protection laws will evolve in the medium to longer term. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations may affect our efforts to maintain a harmonized approach to processing European personal data and expose us to two parallel regimes where the UK GDPR and EU GDPR both apply with differing interpretation and enforcement approaches. This could increase our legal risk, uncertainty, complexity and compliance cost associated with the handling of European personal data, and may require us to adapt our privacy and data security compliance programs to account for legal and regulatory divergence between the UK and EEA. In addition, the EEA Member States have and are able to adopted national laws to implement the GDPR that may partially deviate from the GDPR and the competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country (particularly in relation to the processing of health data) and therefore we do not expect to operate in a uniform legal landscape in the EEA. The European Commission has also proposed reforms under the “Digital Omnibus” package which, if adopted, may further modify EU GDPR-related requirements, including the scope of “personal data” and the treatment of coded or de-identified data, potentially requiring further adjustments to our European privacy compliance framework.

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

Furthermore, a small number of states have enacted certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws, which may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. For example, Washington’s My Health My Data Act, which became effective on March 31, 2024, regulates the collection, processing and sale of consumer health information and has a private right of action, which further increases the relevant compliance risk. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. Patients about whom we or our collaborators may obtain health information, as well as the providers who may share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

Risks Related to Employee Matters, Managing Growth and General Business Operations

Any future public health crisis may affect our ability to complete our ongoing clinical trials and initiate and complete other nonclinical studies, planned clinical trials or future clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations. In addition, any future public health crisis may cause substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.

Any future public health crisis may cause governments to implement measures to slow the spread of the public health crisis through quarantines, travel restrictions, heightened border scrutiny and other measures. Government measures taken in response to any future public health crisis may also have a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages may occur; supply chains may be disrupted; facilities and production may be suspended; and demand for certain goods and services, such as medical services and supplies, may spike, while demand for other goods and services, such as travel may fall. The extent to which any future public health crisis may in the future have an impact on our operations or those of the third parties on which we rely depends on many factors, which are highly uncertain and cannot be predicted with confidence. Additionally, the conduct of our clinical trials, nonclinical studies and manufacturing activities is dependent upon the availability of clinical trial sites, CROs, CDMOs, researchers and investigators, regulatory agency personnel and logistics providers, all of which may in the future be adversely affected by any future public health crisis.

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

Our internal computer systems, or those of our current or future third-party CROs, or other contractors or consultants, may fail or suffer cybersecurity incidents or data breaches, which could result in a material disruption of our product candidates’ development programs.

Despite our implementation of security measures, our internal computer systems, and those of our CROs that we currently use or may use in the future, information technology suppliers and other contractors and consultants are vulnerable to damage from computer viruses, cyberattacks and other unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption, data breach or cybersecurity incident were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of any of our product candidates could be delayed. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. In addition, our liability and cyber insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity incidents, cyber-attacks or other related liabilities, including data breaches.

Technological developments, including advances in frontier artificial intelligence models, may increase the sophistication and speed of cybersecurity incidents and other malicious attacks that we experience. These technologies may enable threat actors to better identify vulnerabilities, develop targeted exploits, conduct phishing or social engineering campaigns, or otherwise compromise or breach our information systems more efficiently, and are becoming increasingly difficult to detect. They are often carried out by well-resourced and skilled parties, including nation states, organized crime groups, “hacktivists” and may also be carried out by employees or contractors unwittingly or acting with malicious intent. Cyber-attacks include the theft, fraud, and subsequent misuse of employee credentials, wrongful conduct by insider employees or vendors, deployment of harmful malware and key loggers, ransomware, denial-of-service attacks, malicious websites, business email compromises, computer malware, malicious codes, viruses, breakdown, wrongful intrusions, data breaches, the use of social engineering (including phishing attacks), and other means to affect the confidentiality, integrity and availability of our technology systems and data. Cyber-attacks also include manufacturing, hardware or software supply chain attacks, which could cause a delay in the manufacturing of products or products produced for contract manufacturing or lead to a data breach or cybersecurity incident. Attempts to disrupt or gain unauthorized access to our and our third-party service providers’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by AI. Our business partners face similar risks, and any cybersecurity incident or data breach related to their systems could adversely affect our security or the security of our systems or data. Vulnerabilities that affect us or our third-party service providers may be exploited more rapidly, and although we maintain cybersecurity risk management processes designed to address cybersecurity threats, evolving artificial intelligence capabilities may reduce these safeguards’ effectiveness and require additional investments and resources. In addition, our increased use of cloud technologies heightens these third party and other operational risks, and any failure by cloud or other technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption, or loss of confidential or proprietary information. Risk of a cyber attack is increased with employees working remotely. Remote work increases the risk we may be vulnerable to cybersecurity-related events such as phishing attacks and other security threats.

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

We depend on our employees and consultants, CDMOs and CROs that we currently use or that we may use in the future, as well as regulatory agencies and other parties, for the continued operation of our business. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attacks, pandemics, wars, hurricanes, fire, floods and ice and snowstorms, could result in significant disruptions to our research and development, nonclinical studies, clinical trials, and, ultimately, commercialization of our products. Long-term disruptions in the infrastructure caused by events, such as natural disasters, geopolitical events (such as the recent U.S. and Israeli military action in Iran and effects thereof, the Russia-Ukraine conflict, the Israel-Hamas conflict, as well as the implementation of, or changes to or further expansions of, trade sanctions, export restrictions, tariffs, and embargoes), the escalation of hostilities and acts of terrorism or other “acts of God,” particularly involving cities in which we have offices, manufacturing or clinical trial sites, could adversely affect our businesses. The effects of disruptive events could affect the global economy and financial and commodities markets in ways that cannot necessarily be foreseen at the present time. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not respond or be adequate to compensate us for all losses that may occur. Any natural disaster or catastrophic event affecting us, our CDMOs or CROs, regulatory agencies or other parties with which we are engaged could have a significant negative impact on our operations and financial performance.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an EGC under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. As of December 31, 2026, we will cease to be an EGC. Our assessment of internal controls and procedures may not detect material weaknesses in our internal control over financial reporting. Material weaknesses in our internal control over financial reporting may go undetected and could lead to financial statement restatements and require us to incur the expense of remediation, which could have a negative effect on the trading price of our stock.

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

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by 5% stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of the 2026 Follow-On Offering, Registered Direct Offering, 2024 Follow-On Offering, our initial public offering (IPO), and other transactions that have occurred over the past three years, we may have experienced, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2025, we had U.S. federal and state net operating loss carryforwards of $141.1 million and $131.2 million, which begin to expire in 2027 and 2032, respectively, and which could be limited if we experience an “ownership change.” Under current federal tax law, federal net operating losses generated after December 31, 2017 will not be subject to expiration but will not be permitted to be carried back. In addition, under current U.S. federal tax law, the amount of net operating losses generated after December 31, 2017 that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. Additionally, as of December 31, 2025, we had a U.S. federal net operating loss carryforward of $132.3 million that does not expire but is limited to an annual deduction equal to 80% of annual taxable income.

If third-party payors fail to provide adequate coverage, reimbursement and payment rates for our product candidates, or if health maintenance organizations or long-term care facilities choose to use therapies that are less expensive or considered a better value, our revenue and prospects for profitability will be limited.

In both domestic and foreign markets, sales of our products will depend in part upon the availability of coverage and reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers, and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new therapeutic products when more established or lower cost therapeutic alternatives are already available or subsequently become available, even if our products are alone in a class. If reimbursement is not available, or is available only to limited levels, our product candidates may be competitively disadvantaged, and we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain a market share sufficient to realize a sufficient return on our or their investments. Alternatively, securing favorable reimbursement terms may require us to compromise pricing and prevent us from realizing an adequate margin over cost. For more information, see Part I, Item 1 “Business – Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
•
collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on nonclinical studies or clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;
•
collaborators may delay nonclinical studies or clinical trials, provide insufficient funding for clinical trials, stop a nonclinical study or clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
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
•
the collaborations may not result in product candidates to develop and/or nonclinical studies or clinical trials conducted as part of the collaborations may not be successful;
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

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators, academic partners, medical institutions, regulatory affairs consultants and third-party CROs, to conduct our nonclinical studies and clinical trials, including in some instances sponsoring such clinical trials, and to engage with regulatory authorities and monitor and manage data for our ongoing nonclinical and clinical programs. While we have, or will have, agreements governing the activities of such third parties, we will control only certain aspects of their activities and have limited influence over their actual performance.

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

We remain responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the competent authorities of the countries of the EEA and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we fail to exercise adequate oversight over any of our academic partners or CROs or if we or any of our academic partners or CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon a regulatory inspection of us, our academic partners or our CROs or other third parties performing services in connection with our clinical trials, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under applicable cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

In addition, with respect to investigator-sponsored trials that are being or may be conducted, we do not control the design or conduct of these trials, and it is possible that the FDA or EMA will not view these investigator-sponsored trials as providing adequate support for future clinical trials or market approval, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. We expect that such arrangements will provide us certain information rights with respect to the investigator-sponsored trials, including the ability to obtain a license to obtain access to use and reference the data, including for our own regulatory submissions, resulting from the investigator-sponsored trials. However, we do not have control over the timing and reporting of the data from investigator-sponsored trials, nor do we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. Additionally, the FDA or EMA may disagree with the sufficiency of our right of reference to the nonclinical, manufacturing or clinical data generated by these investigator-sponsored trials, or our interpretation of nonclinical, manufacturing or clinical data from these investigator-sponsored trials. If so, the FDA or EMA may require us to obtain and submit additional nonclinical, manufacturing, or clinical data.

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

We have supplied and may continue to supply and otherwise support third party research, including investigator-sponsored clinical trials. Investigator-sponsored clinical trials pose similar risks as those set forth elsewhere in this “Risk Factors” section relating to our internally-sponsored clinical trials, but because we are not the sponsors of these trials, we have less control over the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment. Additionally, third party clinical research has been and may continue to be conducted with linoserpaturev and aglatimagene which was not provided by us. The conduct or findings of these trials may have a negative impact on our development programs notwithstanding that we have little involvement or control over these trials. As a result, we are subject to additional risks associated with the way investigator-sponsored trials are conducted. In particular, for trials in which we supply drug product, we may be named in lawsuits that would lead to increased costs associated with legal defense. Additional risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data. Third-party investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator-sponsored clinical trials could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates and the public perception of our product candidates. As a result, our lack of control over the conduct and timing of and communications with the FDA and other regulatory authorities regarding investigator-sponsored trials may expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the commercial prospects for our product candidates. In addition, third parties that are investigating product candidates which have not been provided by us may seek and obtain regulatory approval of product candidates before we do, which may adversely affect our development strategy and eligibility for certain exclusivities for which we may otherwise be eligible.

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

Additionally, we sometimes collaborate with academic institutions to accelerate our nonclinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that may materially adversely affect your rights as a common stockholder. In August 2022, we filed a registration statement on Form S-3 (as amended, the 2022 Shelf) pursuant to which we could issue up to $75.0 million in shares of common stock in sales deemed to be “at-the-market offerings” (the 2022 ATM Program) as defined by the Securities Act of 1933, as amended (Securities Act), and up to $200.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. The 2022 Shelf expired on August 12, 2025. As of August 12, 2025, we had sold and issued 3,923,829 shares of common stock under the 2022 ATM Program, for total net proceeds of $20.9 million. In August 2025, we filed a registration statement on Form S-3 (the 2025 Shelf) pursuant to which we may issue up to $50.0 million in shares of common stock in sales deemed to be “at-the-market offerings” (the 2025 ATM Program) as defined by the Securities Act, and up to $300.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. As of September 30, 2026, we had completed the 2025 ATM Program, having sold and issued 4,947,886 shares of common stock for total net proceeds of $48.5 million. Any sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause our stock price to decline.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of November 5, 2026, we had a total of 78,445,937 shares of common stock outstanding.

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

The existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 19.4% of our outstanding common stock with entities and persons affiliated with PBM Capital Group, LLC (PBM Capital) beneficially owning approximately 13.2% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

We recorded the Series B Warrants as a component of stockholders' equity at the time of issuance at their estimated fair value of $2.1 million and recorded the Conditional Series B Warrants as a liability on the consolidated balance sheet because the number of shares used to calculate the settlement is not a fixed number of shares. The Conditional Series B Warrants are remeasured to their fair value at each reporting date with changes in the fair value recognized as a component of other income (expense), net in the consolidated statements of operations. We will continue to recognize changes in the fair value of the Conditional Series B Warrants until each Conditional Series B Warrant is exercised, expires or qualifies for equity classification.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

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
10.1

Employment Agreement, effective as of July 6, 2026, by and between Candel Therapeutics, Inc. and Mark Sims (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2026).

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

Candel Therapeutics, Inc.

Date: November 12, 2026	By:	/s/ Paul Peter Tak
Paul Peter Tak
President and Chief Executive Officer
(Principal executive officer)

Date: November 12, 2026	By:	/s/ Charles Schoch
Charles Schoch
Chief Financial Officer (Principal financial officer and principal accounting officer)